Form 10-K
period 1993-12-31
NICOR INC
filed 1994-03-24
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K


(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1993
or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from            to

Commission file number 1-7297


                               NICOR Inc.
         (Exact name of registrant as specified in its charter)

                Illinois                            36-2855175
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


                   1844 Ferry Road
                Naperville, Illinois                60563-9600
      (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (708) 305-9500

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
Common Stock, par value $2.50 per share         New York Stock Exchange
                                                Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

As of February 28, 1994, 53,620,392 common shares were outstanding, and the aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.5 billion.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1994 Annual Meeting Definitive Proxy Statement, dated March 9, 1994 are incorporated by reference into Part III.




NICOR Inc.                                                             Page i


Table of Contents

Item No.                                                               Page
           Part I

    1.     Business................................................      1

    2.     Properties..............................................      9

    3.     Legal Proceedings.......................................     10

    4.     Submission of Matters to a Vote of Security Holders.....     10

           Executive Officers of the Registrant....................     11

           Part II

    5.     Market for Registrant's Common Equity and Related
             Stockholder Matters...................................     12

    6.     Selected Financial Data.................................     13

    7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     14

    8.     Financial Statements and Supplementary Data.............     25

    9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................     44

           Part III

   10.     Directors and Executive Officers of the Registrant......     44

   11.     Executive Compensation..................................     44

   12.     Security Ownership of Certain Beneficial Owners
             and Management........................................     44

   13.     Certain Relationships and Related Transactions..........     44

           Part IV

   14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K...........................................     45


           Signatures..............................................     53

           Exhibit Index...........................................     54





NICOR Inc.                                                         Page 1

PART I

Item 1.  Business

NICOR Inc. ("NICOR"), incorporated in 1976, is a diversified holding company and through its wholly owned subsidiaries is engaged in gas distribution (Northern Illinois Gas) and containerized shipping (Tropical Shipping). NICOR previously conducted operations in the oil and gas business, which were classified as discontinued in the first quarter of 1993. The sale of the oil and gas operations was completed in 1993. NICOR had approximately 3,500 employees at year-end 1993.

Gas distribution, NICOR's primary segment, accounted for approximately 90 percent of NICOR's assets at December 31, 1993, up from 85 percent and 80 percent at December 31, 1992 and 1991, respectively. Northern Illinois Gas' 1993 operating income was 92 percent of consolidated operating income and 94 and 93 percent in 1992 and 1991, respectively. NICOR provides financial information on both of its business segments in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 24.

The mailing address of the company's general office is P.O. Box 3014, Naperville, Illinois 60566-7014. The telephone number is (708) 305-9500.






Selected abbreviations:

FERC - Federal Energy Regulatory Commission

Ill.C.C. - Illinois Commerce Commission

Mcf, MMcf, Bcf - Thousand cubic feet, million cubic feet,
                 billion cubic feet

TEU - Twenty-foot equivalent unit




NICOR Inc.                                                         Page 2

Item 1.  Business (continued)

GAS DISTRIBUTION

GENERAL

Northern Illinois Gas, formed in 1954, is one of the nation's largest gas distribution utilities, serving nearly 1.8 million customers. The company has approximately 2,300 employees, of which about 70 percent are covered by provisions of a collective bargaining agreement which expires on February 28, 1997. The company's service territory spans over 17,000 square miles, covering 544 communities and adjacent areas in 35 counties and includes most of the northern third of Illinois outside the city of Chicago. Franchise agreements with 474 municipalities have remaining terms ranging up to 50 years, 62 percent of which expire in 20 years or more.

Northern Illinois Gas' customer base is well-balanced. Nearly half of the company's total gas deliveries are to residential customers, with about one-third to industrial customers and the balance to commercial customers (refer to Operating Statistics on page 7). In addition, the company's five largest industrial customers operate in five distinct industries. This diversification reduces the potential impact of industry-specific economic swings.

Gas deliveries are seasonal since more than 50 percent are used for heating. Typically, approximately 75 percent of deliveries and revenues occur from October 1 to March 31.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Northern Illinois Gas provides transportation, gas storage and supply backup services to commercial and industrial customers who purchase their own gas supplies. Transportation service provides customers the opportunity to lower their overall costs by purchasing gas directly on the spot market and transporting it to their facilities through the company's distribution system. The company's supply backup to customers varies from zero to 100 percent. Northern Illinois Gas receives a margin generally comparable to gas sales for transportation service with full backup, but it may receive a somewhat reduced margin if less backup is requested.

Northern Illinois Gas continues to make a portion of its underground storage capacity available to its transportation customers for a fee. Approximately 5,500 customers contracted to use this storage-for-fee service during the 1993-94 heating season. About 16 Bcf of storage capacity is available under this program.

Northern Illinois Gas is continuing to explore ways of enhancing profitability that benefit ratepayers and shareholders alike. In 1993, Northern Illinois Gas opened the Chicago Hub, the first market-area hub in the United States owned and operated by a local distribution company. A hub is a marketplace where natural gas buyers and sellers negotiate physical and financial transactions to transport gas among pipelines and




NICOR Inc.                                                         Page 3

Item 1.  Business (continued)

markets. In late 1992, Northern Illinois Gas began offering account management services to its transportation customers. The company works with customers to optimize their gas acquisition and storage use, earning fees based on the monthly savings produced. While the combined revenues from these ventures are modest, these programs demonstrate the company's commitment to developing nontraditional sources of income.

SOURCES OF GAS SUPPLY

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-94 heating season, substantially restructured the interstate sale and transportation of gas. The changes required by Order 636 are not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 32, FERC Order 636.

Pipeline transportation contracts. By the end of 1993, all of Northern Illinois Gas' pipeline suppliers had terminated virtually all of their sales service to Northern Illinois Gas in compliance with FERC Order 636. As a result, Northern Illinois Gas' sales service with the pipelines has been converted to firm transportation service. The following table summarizes firm transportation contracts in effect with major interstate pipelines.

                                                           Total maximum
                            Date of      Year of service  daily contract
                        compliance with     agreement       quantities
   Major pipelines      FERC Order 636      expiration         (Bcf)

Natural Gas Pipeline
  Company of America
  (NGPL)                    12/1/93            1995             1.04

Midwestern Gas
  Transmission Company
  (Midwestern)               9/1/93            2000              .27

Northern Natural Gas
  Company (Northern
  Natural)                  11/1/93            1997              .19

                                                                1.50


Firm supply. As a result of restructured pipeline services, Northern Illinois Gas has arranged for a peak day volume of firm supply equal to its firm transportation rights on the pipelines. The firm supply is composed of (a) approximately 1.3 Bcf of firm direct supply (firm gas supply purchased directly from producers or brokers), (b) .1 Bcf of firm storage service, provided under contract with interstate pipelines, and
(c) .1 Bcf of supply from company-owned storage that is transported to market areas by firm pipeline transportation.





NICOR Inc.                                                         Page 4

Item 1.  Business (continued)

The combination of firm supply and firm transportation is intended to replace sales service formerly provided by the pipelines.

Firm direct supply contracts generally cover a period of one to five years.

Spot gas. The company purchased about 40 percent of its 1993 gas supplies from producers and brokers on the spot market. Contracting for these purchases is done on a short-term basis.

Summary of purchases. The sources of gas purchased for the past three years were:

                                    Year ended December 31
                            1993            1992             1991
      Source            Bcf      %      Bcf      %       Bcf     %

Pipeline suppliers
  NGPL                  23.2     7.8   126.2    42.6    151.0   49.6
  Midwestern            18.6     6.2    20.3     6.8     16.8    5.5
  Northern Natural       1.0      .3     3.9     1.3      5.6    1.8
                        42.8    14.3   150.4    50.7    173.4   56.9

Firm direct supply     139.3    46.8    76.0    25.6     54.9   18.0
Spot gas               115.8    38.9    69.3    23.4     73.3   24.1
Other                      -       -      .7      .3      3.1    1.0

                       297.9   100.0   296.4   100.0    304.7  100.0


Prior to the implementation of restructured pipeline services in 1993, Northern Illinois Gas purchased gas from pipeline suppliers at rates in effect under tariffs filed with the FERC, which has regulatory jurisdiction over interstate pipelines as to rates, terms of service and various other matters. Prices of spot gas and firm direct purchases are generally not regulated. Transportation rates of interstate pipelines continue to be regulated by the FERC. Order 636 effectively deregulated the rates charged by pipelines for gas supply. As a result, Northern Illinois Gas will purchase all gas supplies on a deregulated basis, while transportation rates will remain regulated.

Storage. Northern Illinois Gas operates seven underground gas storage facilities. With approximately 165 Bcf of top storage, the company's storage system is one of the largest in the gas distribution industry. On an annual basis, the company cycles about 130 Bcf in and out of storage, and continues to take steps to increase that volume. In addition, Northern Illinois Gas leases about 34 Bcf of pipeline storage capacity. Storage facilities provide supply flexibility, improve reliability of deliveries and help reduce gas costs. Northern Illinois Gas is able to meet about 60 percent of its peak day deliveries and about one-third of its normal winter deliveries through storage withdrawals of gas purchased during warm-weather months when prices are typically lower.




NICOR Inc.                                                         Page 5

Item 1.  Business (continued)

The gas supply available to Northern Illinois Gas under the contracts and storage noted above was adequate to meet the company's peak day and seasonal requirements during 1993 and is expected to be adequate to meet those requirements for 1994. In January 1994, the company provided record deliveries with no customer curtailments. Northern Illinois Gas makes no representations as to the existing or potential gas reserves of its suppliers or as to any future gas supply curtailment.

COMPETITION/DEMAND

Northern Illinois Gas is the largest utility energy supplier in Illinois, delivering about one-third of all utility energy consumed in the state. More than 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Demand for gas may be influenced by such factors as weather, the economy, new sources and uses of energy, customer conservation efforts, technological advances, pricing of gas and competitive fuels, environmental considerations, state and federal regulatory policies and the customers' overall expectations about the future. Customer conservation efforts are affected by many factors including the company's conservation programs which encourage customers to evaluate their energy use.

Northern Illinois Gas' efforts to add new revenues in the commercial and industrial markets continue to progress. Gas-fired electric power generation has become the company's largest developing market. In
May 1993, Northern Illinois Gas began deliveries under a 10-year contract with Commonwealth Edison Company (Edison) to provide gas to an electric-generating station. The station, Edison's largest-capacity generating facility, has been modified to allow the use of gas by three of its five generating units. Initially, annual deliveries are expected to total 10 Bcf, with the potential to increase to more than 20 Bcf. In the first eight months of the contract, Northern Illinois Gas delivered 6.5 Bcf of gas to the station.

Cogeneration, the simultaneous production of electricity and heat from a single fuel, such as natural gas, has grown steadily over the years and now contributes 4 Bcf annually to the company's gas deliveries. Although initial equipment costs are higher than electric systems, annual operating costs are significantly lower and most customers gain a critical measure of reliability.

Environmental concerns and initiatives are already having a positive impact on the demand for natural gas. The most populous portion of Northern Illinois Gas' service territory is subject to the compliance provisions of the Clean Air Act. There are three primary growth opportunities taking shape from Clean Air Act initiatives: large-tonnage gas air conditioning, conversions of industrial plants from coal to natural gas and natural gas vehicles.

Gas price increases relative to other energy sources can result in fuel switching by some customers. However, Northern Illinois Gas is well-positioned to deal with this situation because of rates and services




NICOR Inc.                                                         Page 6

Item 1.  Business (continued)

designed to compete against alternative fuels and its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Direct connection to five interstate pipeline companies and significant underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with access to the spot market and storage services. In addition, Northern Illinois Gas offers commercial and industrial customers flexibility and competitive alternatives in rates and service, increasing its ability to compete in these markets.

REGULATION

Northern Illinois Gas is regulated by the Ill.C.C., which establishes the rules and regulations governing utility rates and services in Illinois. All investor-owned utilities operating in Illinois are regulated by the Ill.C.C. The Ill.C.C. has seven members, each appointed for a five-year term by the governor and confirmed by the Illinois Senate.

Rates are designed to allow Northern Illinois Gas to recover its gas, operating and financial costs, and to provide an opportunity to earn a fair return on investment. The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer with no markup.

PROPERTIES

The gas distribution, transmission and storage system includes approximately 27,000 miles of steel, plastic and cast iron main; approximately 24,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.




NICOR Inc.                                                         Page 7

Item 1.  Business (continued)

NORTHERN ILLINOIS GAS OPERATING STATISTICS


                                            Year ended December 31
                                        1993         1992        1991
Operating revenues (millions):
  Sales
    Residential                       $  989.2     $  884.1    $  804.6
    Commercial                           292.1        279.8       268.4
    Industrial                            55.4         58.2        66.7
                                       1,336.7      1,222.1     1,139.7

  Transportation
    Commercial                            38.8         43.6        40.9
    Industrial                            48.1         65.5        65.7
                                          86.9        109.1       106.6

  Revenue taxes and other                109.7         94.2        92.0

                                      $1,533.3     $1,425.4    $1,338.3


Deliveries (Bcf):
  Sales
    Residential                          222.7        213.6       208.1
    Commercial                            67.0         69.5        71.7
    Industrial                            13.7         15.9        19.9
                                         303.4        299.0       299.7
  Transportation
    Commercial                            50.0         44.7        42.7
    Industrial                           135.4        120.2       118.8
                                         185.4        164.9       161.5

                                         488.8        463.9       461.2


Percent of customers with gas
  space heating                          96.7%        96.5%       96.5%
Peak-day sendout (Bcf)                     3.4          3.5         3.2
Average temperature on peak day
  (degrees in Fahrenheit)                    6            2           7
Degree days* (normal 6,176)              6,172        5,714       5,560
Colder (warmer) than normal                  -         (7)%       (10)%
Customers per employee (average)           748          720         689


Customers at end of period (thousands):
  Residential                          1,601.2      1,573.2     1,547.5
  Commercial                             154.9        153.4       152.1
  Industrial                              13.7         13.6        13.5

                                       1,769.8      1,740.2     1,713.1


* Degree days - The number of degrees by which the daily mean temperature falls below 65 degrees Fahrenheit.




NICOR Inc.                                                         Page 8

Item 1.  Business (continued)

SHIPPING

Tropical Shipping transports containerized freight between the Port of Palm Beach, Florida and 22 ports in the Caribbean, Central America and Mexico. The company is one of the largest transportation companies in the region, carrying cargo primarily southbound for the tourist industry and northbound for export trade. The company also provides additional support services including trucking, intermodal, stevedoring and cargo insurance.

Most of Tropical Shipping's markets rely heavily on imports of food, building materials and other essentials. The company has built leading market shares in many of the ports it serves by offering dependable, scheduled, on-time service at competitive prices. The company's operations are subject to seasonal fluctuations related to tourist and agricultural activity.

In 1993, two new vessels were added to the fleet, increasing the company's ability to serve new ports and enhance operating efficiency. During the year, Tropical Shipping began weekly service to Puerto Morelos, Mexico, a port near Cancun in the Yucatan Peninsula. In addition, to capitalize on economic growth in Nicaragua and El Salvador, Tropical Shipping contracted with local truckers to transport cargo over land to and from its port facilities in Honduras. The company also began a joint service with Compagnie Generale Maritime of France, providing shipping services to five ports in the eastern Caribbean which had not previously been served by the company.

Tropical Shipping's fleet consists of 14 owned vessels with a container capacity totaling approximately 3,100 TEUs. In addition, the company owns containers, container handling equipment, chassis and other equipment. Real property, the majority of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served. Tropical Shipping also has sales offices in Canada and England.

In 1994, Tropical Shipping will continue to emphasize strengthening current market positions with emphasis on enhancing customer services, streamlining operating processes and better controlling costs. While southbound transportation services to tourist destinations continue to be the company's largest revenue generator, increasing shipments of northbound exports are expected to contribute to Tropical Shipping's future growth. Both the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) are expected to increase U.S. trade with Mexico and South America over the long-term. Tropical Shipping plans to expand its operations in a deliberate manner, using market research and evaluation to determine whether to enter new niche markets. This selective approach will continue as the company moves to take advantage of the growing opportunities in trade with Mexico and several countries in Central America and the Caribbean.





NICOR Inc.                                                         Page 9

Item 1.  Business (concluded)

SERVICE CONTRACTS

NICOR Energy Services, a new company, offers annual contracts for repair and/or maintenance services on residential heating and cooling systems. A test market program for these services began in 1993 in selected communities of northern Illinois. This test has been completed and, for 1994, the company is expanding its marketing efforts. Services are provided by independent heating and air conditioning contractors.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial
Statements on page 41.

OTHER MATTERS

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply reformation and certain other costs caused by compliance with Order 636.

On September 15, 1993, the Ill.C.C. initiated a proceeding in which the primary purpose appears to be the determination of the proper method of transition cost recovery by Illinois local gas distribution companies, including Northern Illinois Gas. On March 9, 1994 the Ill.C.C. entered an order authorizing the companies to recover prudently incurred transition costs from sales customers and transportation customers with firm standby service. The company believes that the changes required by Order 636 will not have a material impact on the company's financial condition or results of operations.

Item 2.  Properties

Information with respect to this item concerning NICOR and its subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.




NICOR Inc.                                                         Page 10

Item 3.  Legal Proceedings

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. The company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992 which states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. On February 2, 1994 another party sought leave to appeal from the Appellate Court's decision to the Illinois Supreme Court. The Ill.C.C., the company and other utilities have opposed that request. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. For further information, see page 41, Contingencies.

Item 4.  Submission of Matters to a Vote of Security Holders

None.




NICOR Inc.                                                        Page 11

Executive Officers of the Registrant


       Name           Age           Current Position and Background

Richard G. Cline       59     Chairman and Chief Executive Officer, NICOR
                              (since 1986), as well as President, NICOR
                              (1990 until May 1, 1994 and 1985-1987).

Thomas L. Fisher       49     President, NICOR (effective May 1, 1994),
                              as well as President and Chief Executive
                              Officer, Northern Illinois Gas (since
                              1988).

John J. Lannon         56     Senior Vice President and Chief Financial
                              Officer, NICOR (1988 until May 1, 1994).
                              Vice President Finance, NICOR (1984-1988).

John C. Flowers        55     Vice President Human Resources, NICOR
                              (since 1984), as well as Vice President
                              Personnel, Northern Illinois Gas (since
                              1993).

David L. Cyranoski     50     Vice President, Secretary and Controller,
                              NICOR (since 1992), as well as Vice
                              President and Controller, Northern Illinois
                              Gas (since 1984) and Secretary, Northern
                              Illinois Gas (since 1993).

Donald W. Lohrentz     57     Treasurer, NICOR (since 1987), as well as
                              Vice President Northern Illinois Gas (since
                              1985).  Treasurer, Northern Illinois Gas
                              (1990-1993, 1984-1989).

Thomas A. Nardi        39     Vice President Business Development, NICOR
                              (effective May 1, 1994), as well as Vice
                              President, Northern Illinois Gas (since
                              1990).  Secretary, Northern Illinois Gas
                              (1989-1992); Treasurer, Northern Illinois
                              Gas (1989-1990).



Executive officers of the company are elected annually by the Board of Directors.





NICOR Inc.                                                        Page 12

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

NICOR common stock is listed on the New York and Chicago Stock Exchanges. At February 28, 1994, there were approximately 45,500 common stockholders of record. On March 8, 1994, the Board of Directors declared a quarterly common stock dividend of 31.5 cents per share, payable May 1, 1994, to stockholders of record March 31, 1994. This payment represents an annual rate of $1.26 per share.

On March 10, 1993, the Board of Directors approved a two-for-one stock split which was distributed on April 26, 1993 to stockholders of record April 1, 1993. During 1993, the directors also authorized a program to buy back shares of common stock having an aggregate market value of up to $100 million. The purchases are being made as market conditions permit through open market transactions over a period of several months.

The common stock price range and dividends declared per common share by quarter for 1993 and 1992, restated for the two-for-one stock split in April 1993, are as follows:

                             Stock price         Dividends
           Quarter        High         Low        declared
          1993
            First       $29-1/2      $24-1/8       $.305
            Second       29-1/2       26-1/2        .305
            Third        31-5/8       25-5/8        .305
            Fourth       31-1/8       26-1/4        .305

          1992
            First       $23-1/8      $19-7/8       $.295
            Second       22-1/2       19            .295
            Third        24-1/2       21-1/2        .295
            Fourth       25-3/4       22-1/8        .295



NICOR Inc.                                                                                        Page 13

Item 6.  Selected Financial Data
                                                               Year ended December 31
(Millions, except per share data)             1993         1992        1991         1990       1989

Operating revenues                          $1,673.9     $1,546.5    $1,457.1     $1,471.7   $1,558.9

Operating income                            $  198.1     $  188.3    $  185.4     $  181.1   $  192.7

Net income
  Continuing operations                     $  109.4     $   95.0    $   99.6     $  101.6   $  110.5
  Discontinued operations                        2.3         13.3         9.0         11.9        9.4
                                            $  111.7     $  108.3    $  108.6     $  113.5   $  119.9

Earnings per share of common stock(a)
  Continuing operations                     $   1.97     $   1.67    $   1.70     $   1.73   $   1.83
  Discontinued operations                        .04          .24         .15          .20        .16
                                            $   2.01     $   1.91    $   1.85     $   1.93   $   1.99

Dividends declared per share of common
  stock(a)                                  $   1.22     $   1.18    $   1.12     $   1.06   $   1.00

Total assets                                $2,222.1     $2,339.2    $2,279.7     $2,179.9   $2,136.7

Capitalization
  Long-term debt                            $  458.9     $  417.2    $  458.0     $  421.5   $  391.7
  Redeemable preferred and preference
    stock                                       16.6         17.2        18.6         19.1       19.6
  Nonredeemable preferred and preference
    stock                                         .1           .1         4.2          4.8        5.2
  Common equity                                703.9        711.6       703.9        676.3      654.8
                                            $1,179.5     $1,146.1    $1,184.7     $1,121.7   $1,071.3






(a) Restated for the two-for-one stock split in April 1993.




NICOR Inc.                                                        Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in NICOR's operating results and financial condition from 1991 to 1993. This review also discusses business trends and uncertainties that might affect NICOR. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain abbreviations used herein are defined on page 1.

Summary
NICOR has two business segments: gas distribution and shipping. Gas distribution is NICOR's primary business, accounting for approximately 90 percent of consolidated assets at December 31, 1993, up from 85 percent at the prior year-end. NICOR previously conducted operations in the oil and gas business, which were classified as discontinued in the first quarter of 1993. The sale of the oil and gas operations was completed in 1993.

NICOR's financial information has been restated to reflect the second quarter 1993 two-for-one stock split and the discontinuation of the oil and gas segment.

NICOR's 1993 net income of $111.7 million was up 3 percent from 1992 as increased income from continuing operations more than offset the reduction attributable to the discontinued oil and gas segment income. Income from continuing operations rose to $109.4 million from $95 million in 1992 due primarily to stronger operating results in both segments and the 1992 writedown of an equity investment. NICOR's 1992 net income of $108.3 million was relatively flat when compared with 1991 as a gain recognized on the sale of the gas marketing and gas gathering businesses was offset by lower income from continuing operations. Income from continuing operations of $95 million was down 5 percent from 1991 as a slight increase in operating income was more than offset by lower nonoperating results.

Earnings per common share were $2.01, $1.91 and $1.85 in 1993, 1992 and 1991, respectively. Earnings per common share from continuing operations were $1.97 in 1993 compared with $1.67 in 1992 and $1.70 in 1991. Per share results benefited from about 2 percent fewer average shares outstanding in 1993 compared with 1992 and about 3 percent fewer average shares in 1992 compared with 1991. Dividends declared per common share were $1.22, $1.18 and $1.12 for 1993, 1992 and 1991, respectively.

Gas distribution operating income comparisons reflect near normal weather in 1993 and 7 percent and 10 percent warmer than normal weather in 1992 and 1991, respectively. In 1993, gas distribution operating income rose 4 percent to $187.6 million from 1992 due primarily to the impact of colder weather which was partially offset by higher operating and maintenance expenses. In 1992, operating income increased $4.2 million to $179.6 million as the impact of lower operating and maintenance expenses and colder weather more than offset higher depreciation.




NICOR Inc.                                                        Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1993, shipping operating income increased $3.6 million to $15.5 million on the strength of higher volumes shipped. In 1992, operating income declined 7 percent to $11.9 million as increased revenues were more than offset by higher depreciation and other operating expenses.

Net cash flow from continuing operations has fluctuated significantly from 1991 to 1993 due mainly to changes in gas distribution working capital. The increase from 1992 to 1993 was due primarily to the timing of the recovery of higher gas costs from customers and the positive impact of colder weather in the gas distribution segment. The decrease from 1991 to 1992 was due largely to increased working capital requirements related to the impact of higher gas costs.

During 1993, the company refinanced about half of consolidated long-term debt at lower interest rates, reducing annual interest expense by about $5.5 million on the portion of the debt refinanced.

In 1993, a common stock repurchase program totaling $100 million was initiated. In early 1992, NICOR completed the $50 million common stock buy-back program initiated in 1991. During the last three years, the company has repurchased and retired over four million common shares having an aggregate market value of $102 million.

(Millions)                     1993          1992         1991
Operating revenues
  Gas distribution           $1,533.3      $1,425.4     $1,338.3
  Shipping                      140.5         121.1        118.8
  Other                            .1             -            -

                             $1,673.9      $1,546.5     $1,457.1

Depreciation expense
  Gas distribution           $   83.7      $   81.8     $   77.7
  Shipping                       12.8          12.9         11.7
  Other                             -             -            -

                             $   96.5      $   94.7     $   89.4

Operating income (loss)
  Gas distribution           $  187.6      $  179.6     $  175.4
  Shipping                       15.5          11.9         12.8
  Other                          (5.0)         (3.2)        (2.8)

                             $  198.1      $  188.3     $  185.4






NICOR Inc.                                                        Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Factors Affecting Business Performance
The following factors can impact year-to-year comparisons and may affect the future performance of NICOR's businesses.

Gas distribution. Fluctuations in weather can have a significant impact on year-to-year comparisons of gas distribution operating income and cash flow, since more than 50 percent of deliveries are used for heating. Significant changes in gas prices or economic conditions can also impact gas usage. However, Northern Illinois Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Gas price increases relative to other energy sources can result in fuel switching by some gas distribution customers. However, Northern Illinois Gas is well-positioned to deal with this situation because of rates and services designed to compete against alternative fuels and its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Direct connection to five interstate pipeline companies and significant underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with access to the spot market and storage services. In addition, Northern Illinois Gas offers commercial and industrial customers flexibility and competitive alternatives in rates and service, increasing its ability to compete in these markets.

Gas distribution operating statistics
                                    1993      1992       1991
Customers at year-end
(Thousands)
   Residential                    1,601.2   1,573.2    1,547.5
   Commercial                       154.9     153.4      152.1
   Industrial                        13.7      13.6       13.5
                                  1,769.8   1,740.2    1,713.1

Margin per Mcf delivered          $   .88   $   .89    $   .88
Average gas cost per Mcf sold        3.26      2.95       2.67
Degree days                         6,172     5,714      5,560
Colder (warmer) than normal             -      (7)%      (10)%

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The changes required by Order 636 are not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 32, FERC Order 636.

In 1993, Northern Illinois Gas began deliveries under a 10-year contract with Commonwealth Edison Company (Edison) to provide gas to an electric-generating station. The station, Edison's largest-capacity generating facility, has been modified to allow the use of gas by three of its five




NICOR Inc.                                                        Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

generating units. Initial annual deliveries are expected to total 10 Bcf, with the potential to increase to more than 20 Bcf. In the first eight months of the contract, Northern Illinois Gas delivered 6.5 Bcf of gas to the station.

Northern Illinois Gas is continuing to explore ways of enhancing profitability that benefit ratepayers and shareholders alike. In 1993, Northern Illinois Gas opened the Chicago Hub, the first market-area hub in the United States owned and operated by a local distribution company. A hub is a marketplace where natural gas buyers and sellers negotiate physical and financial transactions to transport gas among pipelines and markets. In late 1992, Northern Illinois Gas began offering account management services to its transportation customers. The company works with customers to optimize their gas acquisition and storage use, earning fees based on the monthly savings produced. While the combined revenues from these ventures are modest, these programs demonstrate the company's commitment to developing nontraditional sources of income.

Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow Northern Illinois Gas to recover its gas, operating and financial costs, and to provide an opportunity to earn a fair return on investment. Changes in the regulatory environment could affect the longer-term performance of Northern Illinois Gas.

Shipping. Tropical Shipping's financial results can be significantly affected by business conditions in the United States and the Caribbean. Most of the markets served by Tropical Shipping depend on imports of food and other essential provisions. Tourism is a key element in their economies. A smaller but growing proportion of Tropical Shipping's volumes are northbound shipments of exports from the Caribbean and Central America. Recent trade agreements are expected to contribute to increased U.S. trade with these areas, particularly in agricultural products and assembled goods.

In 1993, two new vessels were added to the fleet, increasing the company's ability to serve new ports and enhance operating efficiency. During the year, Tropical Shipping began weekly service to Puerto Morelos, Mexico, a port near Cancun in the Yucatan Peninsula. In addition, to capitalize on economic growth in Nicaragua and El Salvador, Tropical Shipping contracted with local truckers to transport cargo over land to and from its port facilities in Honduras. The company also began a joint service with Compagnie Generale Maritime of France, providing shipping services to five ports in the eastern Caribbean which had not previously been served by the company.




NICOR Inc.                                                        Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping operating statistics
                             1993          1992         1991
TEUs shipped
(Thousands)
  Southbound                 75.3          66.5         67.2
  Northbound                 16.1          13.3         12.6
  Interisland                 2.4           2.2          3.3
                             93.8          82.0         83.1

Ports served                   22            16           16
Vessels owned                  14            12           12

In early 1991, a joint venture was formed to manufacture and market refrigerated cargo containers. In 1992, Tropical Shipping assumed the remaining 50 percent interest in the investment because its partner could not meet its commitments. This investment continued to incur losses and the company wrote down its investment at year-end 1992. In late 1993, the investment was sold with no additional effect on net income.

Service contracts. NICOR Energy Services, a new company, offers annual contracts for repair and/or maintenance services on residential heating and cooling systems. A test market program for these services began in 1993 in selected communities of northern Illinois. This test has been completed and, for 1994, the company is expanding its marketing efforts. Services are provided by independent heating and air conditioning contractors.

Contingencies. In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to natural gas prices which are substantially higher than market. The company is also conducting environmental investigations at certain barge-cleaning facilities and former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 41, Contingencies.

Results of Operations
Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting NICOR's earnings.

Revenues. NICOR's operating revenues rose 8 percent to $1,673.9 million in 1993 due primarily to the recovery from customers of higher gas costs and the effect of 8 percent colder weather in the gas distribution segment. Shipping revenues rose 16 percent to $140.5 million due mainly to increased volumes shipped. Expanded services to several new ports and improved volume in the U.S. Virgin Islands trade are largely responsible for the increase.




NICOR Inc.                                                        Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1992, NICOR's revenues rose 6 percent to $1,546.5 million due mainly to the recovery of higher gas costs from customers in the gas distribution segment. Shipping revenues rose $2.3 million as the impact of a higher revenue cargo mix more than offset lower volumes shipped.

Margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes which are both passed directly through to customers, rose $18.6 million to $430.3 million in 1993 and $4.6 million to $411.7 million in 1992 due mainly to the positive impact of colder weather.

Operating and maintenance. In 1993, operating and maintenance expenses increased $26.4 million to $256.1 million due primarily to higher U.S. shore and outport costs in the shipping segment related largely to increased volumes. In addition, expenses in the gas distribution segment increased due mainly to higher bad debt provisions, which were associated with additional revenues, and higher postretirement benefits expense.

In 1992, operating and maintenance expenses decreased $2.4 million to $229.7 million due primarily to reduced pension and bad debt provisions in the gas distribution segment partially offset by higher operating costs in the shipping segment.

Depreciation. Depreciation rose 2 percent to $96.5 million in 1993 and 6 percent to $94.7 million in 1992, primarily as a result of depreciation on additions in both segments.

Gas distribution margin components

                          Amount (Millions)           Deliveries (Bcf)
                     1993       1992      1991      1993    1992   1991
Sales
  Residential     $   989.2  $   884.1 $   804.6   222.7   213.6  208.1
  Commercial          292.1      279.8     268.4    67.0    69.5   71.7
  Industrial           55.4       58.2      66.7    13.7    15.9   19.9
                    1,336.7    1,222.1   1,139.7   303.4   299.0  299.7
Transportation
  Commercial           38.8       43.6      40.9    50.0    44.7   42.7
  Industrial           48.1       65.5      65.7   135.4   120.2  118.8
                       86.9      109.1     106.6   185.4   164.9  161.5
Revenue taxes
  and other           109.7       94.2      92.0
Operating revenues  1,533.3    1,425.4   1,338.3
Cost of gas        (1,007.1)    (927.1)   (847.4)
Revenue taxes         (95.9)     (86.6)    (83.8)
                  $   430.3  $   411.7 $   407.1   488.8   463.9  461.2





NICOR Inc.                                                        Page 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nonoperating items. Other income increased $10.3 million in 1993 and decreased $6.6 million in 1992 due primarily to the 1992 writedown of an equity investment in the shipping segment. Lower interest income, resulting from reduced investment levels, also contributed to the decrease in 1992.

Interest charges declined $5.3 million in 1993 due to the impact of lower interest rates. In 1992, interest charges rose $2.4 million as higher borrowing levels were partially offset by the impact of lower interest rates. In 1993, interest capitalized decreased $2.5 million due primarily to the completion of the new corporate headquarters in the gas distribution segment and the completion of two vessels in the shipping segment.

Effective income tax rates were 33.1 percent, 32.5 percent and 32 percent for 1993, 1992 and 1991, respectively. The 1993 increase was due to the change in the federal income tax rate from 34 percent to 35 percent effective January 1, 1993. The increase in 1992 was attributable to the impact in 1991 of the benefit of a timing difference reversed at an originating rate which was higher than the 1991 statutory federal rate.

Discontinued operations. In 1992, NICOR Oil and Gas recorded a net gain of $4.7 million on the sale of its U.S. gas gathering and marketing operations and the planned disposal of its Canadian gas gathering operations. In April 1993, the company announced its intention to divest the entire oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in the fourth quarter, with no additional effect on net income. The sale of oil and gas operations is now complete.

Accounting pronouncements. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires adjustments to deferred income taxes for tax rate changes and temporary differences between book and tax income not previously recorded. The statement was adopted by recording a cumulative effect adjustment on January 1, 1993 and did not have a material impact on the company's financial condition or results of operations. For further information, see page 33, Income Taxes.

In 1990, the FASB issued Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement No. 106 requires accrual of postretirement benefits other than pensions during the years of service in which they are earned. The company adopted Statement No. 106 prospectively as of January 1, 1993 by modifying its method of accruing these costs and amortizing the transition obligation on a straight-line basis over 20 years. Implementation of this statement increases other postretirement benefit expense by approximately $3 million annually and operating expense, after capitalization, by approximately $2 million annually. For further information, see page 36, Other postretirement benefits.




NICOR Inc.                                                        Page 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In November 1992, the FASB issued Statement No. 112, Employers' Accounting for Postemployment Benefits. This statement requires recognition of the cost of postemployment benefits after employment but before retirement on an accrual basis during the years that employees earn the benefits. The statement requires adoption no later than the company's 1994 fiscal year and must be adopted as a change in an accounting principle. The company adopted Statement No. 112 on January 1, 1994. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

Financial Condition and Liquidity
NICOR's financial condition is sound. Long-term debt as a percentage of capitalization was 38.9 percent, 36.4 percent and 38.6 percent at year-end 1993, 1992 and 1991, respectively.

The company believes it has access to adequate resources to meet planned capital expenditures, debt and stock redemptions, dividends and working capital needs for 1994. These resources include net cash flow from operating activities, access to capital markets, unused lines of credit and short-term investments.

Operating. Net cash flow from continuing operations, NICOR's primary source of cash, was $221.9 million in 1993, $42.7 million in 1992 and $192.2 million in 1991. The increase in 1993 was due primarily to the timing of the recovery of higher gas costs from customers and the positive impact of colder weather in the gas distribution segment. The decrease from 1991 to 1992 was due largely to increased working capital requirements related to the impact of higher gas costs.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain gas distribution factors, including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. NICOR's capital expenditures were $141.6 million in 1993 compared with $151.4 million in 1992 and $169.1 million in 1991. Gas distribution capital expenditures were $127.4 million in 1993 compared with $127.2 million in 1992 and $132.2 million in 1991. Capital expenditures in 1992 and 1991 included amounts related to construction of the new corporate headquarters. During the three-year period, about one-third of gas distribution capital expenditures was related to new business with the balance used for system improvements and general plant.

Shipping capital expenditures were $14.1 million in 1993 compared with $24.2 million in 1992 and $36.9 million in 1991. The decrease in 1993 compared to 1992 and 1991 reflects the completion of progress payments on the construction of two vessels.

Capital spending in 1994 is expected to be about $170 million with $155 million for gas distribution and $15 million for shipping. Gas distribution capital expenditures are expected to increase as a result of




NICOR Inc.                                                        Page 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the commencement of work on a two-year, $70 million construction project to improve the gas transmission and storage system.

The U.S. exploration and production and the Canadian gas gathering operations were sold in several transactions in 1993 for approximately $140 million. Net proceeds from the sales are being used to fund working capital requirements and the 1993 common stock buy-back program.

Financing. In December 1992, Northern Illinois Gas filed a $275 million First Mortgage Bond shelf registration with the Securities and Exchange Commission. During 1993, the company issued the following First Mortgage Bonds (millions):

           Maturity        Interest rate        Amount
             1996              4.5  %           $ 50.0
             1997              5.5                25.0
             1998              5.875              25.0
             1999              6.25               25.0
             2000              5.875              50.0
             2023              7.375              50.0

                                                $225.0

Net proceeds from the sale of bonds in 1993, together with other corporate funds, were used for current year maturities and early retirements, as follows (millions):

           Maturity        Interest rate        Amount
             1993             4.9375%           $ 60.0
             1996             9.25                75.0
             1997             7.625               25.0
             1998             8.0                 22.5
             2001             8.75                28.4
             2016             8.75                47.0

                                                $257.9

About half of the debt outstanding at the beginning of 1993 was refinanced through the above issuances, reducing annual interest expense by about $5.5 million on the portion of the debt refinanced. The remaining $50 million of the shelf registration is expected to be issued in 1994.

In 1993, Tropical Shipping refinanced $12.5 million of short-term notes payable by issuing a 5.66% promissory note maturing December 1996.

In 1992, NICOR redeemed the $50 million 11.25% notes payable due in 1995. The company financed this redemption with short-term borrowings, which were reduced by proceeds from the sale of the gas gathering unit.




NICOR Inc.                                                        Page 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, in 1992, Northern Illinois Gas issued $75 million of 8.25% First Mortgage Bonds due in 2022, and $60 million 4.9375% notes payable due March 1993. Proceeds from the issuances were used for general corporate purposes and the redemption of 8.25%, 6.75% and 9% First Mortgage Bonds due in 1993 and 1994.

NICOR and its subsidiaries maintain short- and long-term credit agreements which, at December 31, 1993, allowed borrowings of up to $350 million and $50 million, respectively. At December 31, 1993, $301.5 million of commercial paper was outstanding, supported by certain of these agreements, compared to $328 million at year-end 1992. The company had no borrowings under these agreements at year-end 1993.

In January 1994, the Board of Directors authorized the redemption of the company's 7.90% preference stock at a price of $505 per share plus the amount of accrued and unpaid dividends, if any, thereon to the proposed redemption date, May 1, 1994.

In September 1992, NICOR called its $1.90 convertible preference stock for redemption in December 1992, at a redemption price of $42 per share. Of the shares outstanding, approximately 60,000 shares were converted into NICOR common stock on a one-for-one basis with the balance redeemed for cash.

In March 1993, NICOR announced a two-for-one stock split of the company's common, preferred and preference stocks to stockholders of record April 1, 1993.

In March 1993, NICOR announced a $50 million stock repurchase program. In September, the Board of Directors authorized an increase of up to $50 million in this program. The repurchases are being financed by a portion of the proceeds from the 1993 sales of NICOR's oil and gas operations, existing financial assets, cash flow and utilization of short-term borrowings. During 1993, NICOR purchased and retired common shares having an aggregate market value of $52 million.

In 1992, NICOR completed the $50 million common stock repurchase program announced and begun in 1991. These repurchases were financed out of existing financial assets, cash flow and utilization of short-term borrowings.

The company increased its quarterly dividend during 1993 for the sixth straight year. The company paid dividends of $68.1 million, $66.7 million and $65.4 million in 1993, 1992 and 1991, respectively.

Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to NICOR are not expected to have a material impact on NICOR's ability to meet its cash obligations.




NICOR Inc.                                                        Page 24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


                            Estimated                Actual
(Millions)                     1994       1993        1992       1991
Capital expenditures
  Gas distribution          $     155   $  127.4    $  127.2   $  132.2
  Shipping                         15       14.1        24.2       36.9
  Other                             -         .1           -          -
                            $     170   $  141.6    $  151.4   $  169.1


Identifiable assets at December 31
  Gas distribution                      $2,016.1    $1,972.9   $1,831.9
  Shipping                                 204.5       187.6      228.7
  Other                                      1.0        34.6       49.8
                                        $2,221.6    $2,195.1   $2,110.4




NICOR Inc.                                                        Page 25

Item 8.  Financial Statements and Supplementary Data

                                                                  Page

Report of Independent Public Accountants                           26

Financial Statements:

  Consolidated Statement of Income                                 27

  Consolidated Statement of Cash Flows                             28

  Consolidated Balance Sheet                                       29

  Consolidated Statement of Capitalization                         30

  Consolidated Statement of Common Equity                          31

  Notes to the Consolidated Financial Statements                   32




NICOR Inc.                                                        Page 26

Report of Independent Public Accountants



To the Shareholders and Board of Directors of NICOR Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NICOR Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NICOR Inc. and subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the accompanying index (page 45) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                           ARTHUR ANDERSEN & CO.

Chicago, Illinois
January 26, 1994




NICOR Inc.                                                                                                   Page 27

Consolidated Statement of Income
(Millions, except per share data)

                                                                                  Year ended December 31
                                                                           1993           1992            1991

Operating revenues                                                       $1,673.9       $1,546.5        $1,457.1

Operating expenses
  Cost of gas                                                             1,007.1          927.1           847.4
  Operating and maintenance                                                 256.1          229.7           232.1
  Depreciation                                                               96.5           94.7            89.4
  Taxes, other than income taxes                                            116.1          106.7           102.8

                                                                          1,475.8        1,358.2         1,271.7

Operating income                                                            198.1          188.3           185.4

Other income (expense)
  Interest income                                                             1.9            2.1             7.5
  Other, net                                                                  5.0           (5.5)           (4.3)

                                                                              6.9           (3.4)            3.2

Income before interest on debt and income taxes                             205.0          184.9           188.6

Interest on debt, net of amounts capitalized                                 41.4           44.2            42.1

Income before income taxes                                                  163.6          140.7           146.5

Income taxes                                                                 54.2           45.7            46.9

Income from continuing operations                                           109.4           95.0            99.6

Discontinued operations, net of income taxes
  Income from operations                                                      2.3            8.6             9.0
  Gain on disposal, net                                                         -            4.7               -

                                                                              2.3           13.3             9.0

Net income                                                                  111.7          108.3           108.6

Dividends on preferred and preference stock                                   1.0            1.2             1.3

Earnings applicable to common stock                                      $  110.7       $  107.1        $  107.3


Average shares of common stock outstanding                                   55.1           56.0            57.9

Earnings per average share of common stock
  Continuing operations                                                  $   1.97       $   1.67        $   1.70
  Discontinued operations                                                     .04            .24             .15

                                                                         $   2.01       $   1.91        $   1.85





The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                   Page 28

Consolidated Statement of Cash Flows
(Millions)
                                                                                  Year ended December 31
                                                                          1993           1992             1991
Operating activities
  Net income                                                            $ 111.7         $ 108.3          $ 108.6
    Less income from discontinued operations                                2.3            13.3              9.0
  Income from continuing operations                                       109.4            95.0             99.6
  Adjustments to reconcile income from continuing
    operations to net cash flow provided from
    continuing operations:
      Depreciation                                                         96.5            94.7             89.4
      Deferred income tax expense (benefit)                               (13.9)          (17.2)           (25.1)
                                                                          192.0           172.5            163.9
      Change in working capital items and other:
        Receivables, less allowances                                       12.2           (68.5)            13.3
        Gas in storage                                                     23.0            17.6             (8.8)
        Deferred/accrued gas costs                                        (14.5)          (51.4)            (5.1)
        Accounts payable                                                   13.0           (29.4)             9.1
        Other                                                              (3.8)            1.9             19.8

  Net cash flow provided from continuing operations                       221.9            42.7            192.2
  Net cash flow provided from (used for)
    discontinued operations                                               (12.3)           29.5             20.7

  Net cash flow provided from operating activities                        209.6            72.2            212.9

Investing activities
  Capital expenditures                                                   (141.6)         (151.4)          (169.1)
  Short- and long-term investments                                        (17.2)           49.1             (2.7)
  Proceeds from sales of discontinued operations                          139.9            25.1                -
  Other investing activities of discontinued operations                    (5.5)          (19.2)           (39.2)
  Other                                                                     1.6             3.3             (8.9)

  Net cash flow used for investing activities                             (22.8)          (93.1)          (219.9)

Financing activities
  Net proceeds from issuing long-term debt                                235.6           134.0             49.3
  Disbursements to retire long-term debt                                 (262.5)         (123.7)           (18.2)
  Short-term borrowings (repayments), net                                 (39.0)          114.5             56.5
  Dividends paid                                                          (68.1)          (66.7)           (65.4)
  Disbursements to reacquire stock                                        (60.0)          (41.0)           (19.6)
  Other                                                                     7.0             2.8              3.4

Net cash flow provided from (used for)
  financing activities                                                   (187.0)           19.9              6.0

Net decrease in cash and cash equivalents                                   (.2)           (1.0)            (1.0)

Cash and cash equivalents, beginning of year                               10.7            11.7             12.7

Cash and cash equivalents, end of year                                  $  10.5         $  10.7          $  11.7






The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                   Page 29

Consolidated Balance Sheet
(Millions, except share data)
                                                                                              December 31
                          Assets                                                       1993               1992

Current assets
  Cash and cash equivalents                                                          $   10.5           $   10.7
  Short-term investments, at cost which
    approximates market                                                                  51.6               29.3
  Receivables, less allowances of $6.8 and $7.3,
    respectively                                                                        277.2              308.6
  Gas in storage, at last-in, first-out cost                                             97.8              120.8
  Deferred gas costs                                                                     56.9               42.4
  Other                                                                                  15.0               17.1
                                                                                        509.0              528.9

Investments and other                                                                    56.4               43.6

Discontinued operations, net                                                               .5              144.1

Property, plant and equipment, at cost
  Gas distribution                                                                    2,664.1            2,567.5
  Shipping                                                                              219.8              211.8
  Other                                                                                    .2                  -
                                                                                      2,884.1            2,779.3
  Less accumulated depreciation                                                       1,227.9            1,156.7
                                                                                      1,656.2            1,622.6

                                                                                     $2,222.1           $2,339.2

               Liabilities and capitalization

Current liabilities
  Long-term obligations due within one year                                          $     .3           $   63.5
  Short-term borrowings                                                                 304.0              343.0
  Accounts payable                                                                      229.0              235.1
  Other                                                                                  51.0               52.7
                                                                                        584.3              694.3
Deferred credits and other liabilities
  Deferred income taxes                                                                 168.2              299.5
  Regulatory income tax liability                                                        95.5                  -
  Unamortized investment tax credits                                                     55.9               58.2
  Other                                                                                 138.7              141.1
                                                                                        458.3              498.8
Capitalization
  Long-term debt                                                                        458.9              417.2
  Preferred and preference stock                                                         16.7               17.3
  Common stock, par value $2.50, authorized 80,000,000 shares
    (reserved for conversion and other purposes 4,516,774 and
    4,850,588 shares, respectively), outstanding 53,958,806
    and 55,769,928 shares, respectively                                                 134.9              139.4
  Paid-in capital                                                                       134.5              181.3
  Retained earnings (since December 31, 1985)                                           434.5              390.9
                                                                                      1,179.5            1,146.1

                                                                                     $2,222.1           $2,339.2





The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                   Page 30

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                     December 31
                                                                           1993                      1992

First mortgage bonds
  Maturity               Interest rate
    1995                     8.7  %                                $   50.0                  $   50.0
    1996                     9.25                                         -                      75.0
    1996                     4.5                                       50.0                         -
    1997                     7.625                                        -                      25.0
    1997                     5.5                                       25.0                         -
    1998                     8.0                                          -                      22.5
    1998                     5.875                                     25.0                         -
    1999                     6.25                                      25.0                         -
    2000                     5.875                                     50.0                         -
    2001                     8.75                                         -                      28.4
    2016                     8.75                                         -                      47.0
    2019                     9.0                                       50.0                      50.0
    2021                     8.875                                     50.0                      50.0
    2022                     8.25                                      75.0                      75.0
    2023                     7.375                                     50.0                         -
                                                                      450.0                     422.9
  Less:  Amount due within one year                                       -                       2.7
         Unamortized debt discount, net of premium                      3.6                       3.0
                                                                      446.4      37.8%          417.2      36.4%

Other long-term debt
  Notes payable due 1993, 4.9375%                                         -                      60.0
  Notes payable due 1996, 5.66%                                        12.5                         -
  Other                                                                   -                        .5
                                                                       12.5                      60.5
  Less amount due within one year                                         -                      60.5
                                                                       12.5       1.1               -         -

Preferred and preference stock
  Cumulative, par value $50, authorized 1,600,000 shares
    for preferred; and cumulative, without par value,
    authorized 20,000,000 shares for preference
      Redeemable preferred stock, 4.48% and 5% series,
        outstanding 193,349 and 200,564 shares, respectively            9.7                      10.0
      Redeemable preference stock, 7.90% series, stated
        value $500, outstanding 14,500 and 15,000 shares
        respectively                                                    7.2                       7.5
                                                                       16.9                      17.5
      Less amount due within one year                                    .3                        .3
                                                                       16.6       1.4            17.2       1.5
      Other                                                              .1         -              .1         -

Common equity
  Common stock                                                        134.9                     139.4
  Paid-in capital                                                     134.5                     181.3
  Retained earnings (since December 31, 1985)                         434.5                     390.9
                                                                      703.9      59.7           711.6      62.1

                                                                   $1,179.5     100.0%       $1,146.1     100.0%




The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                   Page 31

Consolidated Statement of Common Equity
(Millions, except per share data)
                                                                                    Year ended December 31
                                                                              1993          1992           1991
Common stock
  Balance at beginning of year                                               $139.4        $143.3         $144.8
  Issued and converted                                                           .8            .7             .6
  Reacquired and cancelled                                                     (5.3)         (4.6)          (2.1)

  Balance at end of year                                                      134.9         139.4          143.3

Paid-in capital
  Balance at beginning of year                                                181.3         211.1          224.6
  Issued and converted                                                          6.2           4.4            3.2
  Reacquired and cancelled                                                    (54.1)        (33.3)         (16.8)
  Other                                                                         1.1           (.9)            .1

  Balance at end of year                                                      134.5         181.3          211.1

Retained earnings(a)
  Balance at beginning of year                                                390.9         349.5          306.9
  Net income                                                                  111.7         108.3          108.6
  Dividends on common stock ($1.22, $1.18 and
    $1.12 per share, respectively)                                            (67.1)        (65.7)         (64.7)
  Dividends on preferred and preference stock                                  (1.0)         (1.2)          (1.3)

  Balance at end of year                                                      434.5         390.9          349.5

Total common equity at end of year                                           $703.9        $711.6         $703.9




(a) Since December 31, 1985.





The accompanying notes are an integral part of this statement.




NICOR Inc.                                                        Page 32

Notes to the Consolidated Financial Statements

Accounting Policies
Consolidation. The financial statements include the accounts of NICOR Inc. and its subsidiaries. All significant intercompany transactions are eliminated. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

Operating revenues and gas costs. Northern Illinois Gas' revenues include estimated amounts for gas delivered but not yet billed. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase in cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution plant composite depreciation rate is 3.7 percent. The useful life estimates of vessels range from 15-25 years.

Income taxes. Deferred income taxes are provided for temporary differences between the bases of assets and liabilities for tax and financial reporting purposes. Although the federal investment tax credit has been eliminated, Northern Illinois Gas continues to amortize prior deferred amounts to income over the lives of the applicable properties. Income taxes have not been provided on approximately $90 million of cumulative undistributed foreign earnings through December 31, 1986 which are considered indefinitely reinvested in foreign operations.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. NICOR's subsidiaries each have a diversified base of customers, typical for their industries, and prudent creditworthiness policies which limit risk.

FERC Order 636
In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply reformation and certain other costs caused by compliance with Order 636. Virtually all of these costs are expected to be included in future pipeline transportation rates as demand surcharges. Although Northern Illinois Gas' major pipeline suppliers have submitted cost recovery filings to the FERC, the FERC has not completed actions on those filings and additional filings to the FERC are expected. The transition costs Northern Illinois Gas will ultimately incur over the next several years are dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors and are uncertain at this time; however, the amount is expected to be substantial.




NICOR Inc.                                                        Page 33

Notes to the Consolidated Financial Statements (continued)

On September 15, 1993, the Ill.C.C. initiated a proceeding in which the primary purpose appears to be the determination of the proper method of transition cost recovery by Illinois local gas distribution companies, including Northern Illinois Gas. The company believes it will be able to fully recover these costs from its customers and that the changes required by Order 636 will not have a material impact on the company's financial condition or results of operations. Appropriate accruals for transition costs incurred through December 31, 1993 have been recorded.

Short-Term Investments
The recorded amount of short-term investments approximates fair value because of the short maturity of the instruments.

Gas in Storage
Based on the average cost of gas purchased in December 1993 and 1992, the estimated current replacement cost of gas in inventory at December 31, 1993 and 1992 exceeded the last-in, first-out cost by approximately $292 million and $346 million, respectively.

Income Taxes
Effective January 1, 1993 the company adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, which requires adjustments to deferred income taxes for tax rate changes and temporary differences between book and tax income not previously recorded. The company's required adjustments related primarily to Northern Illinois Gas and included certain reclassifications and the recording of additional assets and liabilities to reflect the financial impact of expected regulatory actions. Initial application of the statement was recorded as a cumulative effect of a change in accounting principle and had no material impact on the company's financial condition or results of operations.

A $15.5 million reduction in deferred income taxes resulting from the adoption of FASB Statement No. 109 by the oil and gas segment was not recognized in income but was classified as a reserve for impairment of discontinued operations.

The components of income tax expense are presented below:

    (Millions)                        1993       1992        1991
    Current
      Federal                        $ 63.1     $ 60.9      $ 65.9
      State                             7.3        4.1         8.2
                                       70.4       65.0        74.1
    Deferred
      Federal                         (12.1)     (18.0)      (21.0)
      State                            (1.8)        .8        (4.1)
                                      (13.9)     (17.2)      (25.1)

    Amortization of ITC, net           (2.3)      (2.1)       (2.1)

    Income tax expense               $ 54.2     $ 45.7      $ 46.9




NICOR Inc.                                                        Page 34

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1993 were as follows:

    (Millions)                                                  1993
    Deferred tax liabilities
      Property, plant and equipment                           $ 231.0
      Investment in foreign subsidiaries                         26.0
      Deferred gas costs                                         22.6
      Other                                                      20.9
                                                                300.5
    Deferred tax assets
      Unamortized investment tax credit                          36.8
      Regulatory income tax liability                            23.3
      Other                                                      64.0
                                                                124.1

    Net deferred tax liability                                $ 176.4


During 1992 and 1991, significant timing differences generating deferred income tax expense were:

    (Millions)                                       1992       1991

    Take-or-pay costs                               $(24.6)    $(18.9)
    Deferred/accrued gas costs                        18.4        1.7
    Foreign subsidiaries' income
      (recognition) deferral                         (10.2)       5.3
    Pensions                                           5.5        4.5
    Unbilled revenues                                    -      (10.4)
    Other, net                                        (6.3)      (7.3)

                                                    $(17.2)    $(25.1)


The effective combined federal and state income tax rate was 33.1 percent,
32.5 percent and 32 percent in 1993, 1992 and 1991, respectively.
Differences between federal income taxes computed using the statutory rate, 35 percent for 1993 and 34 percent for 1992 and 1991, and reported income tax expense are shown below:


    (Millions)                               1993      1992     1991
    Federal income taxes using
      statutory rate                        $ 57.3    $ 47.8   $ 49.8
    State income taxes, net                    3.8       3.8      3.7
    Timing differences reversed at
      originating tax rates                    (.4)     (1.5)    (4.8)
    Amortization of investment tax credits    (2.7)     (2.7)    (2.8)
    Other, net                                (3.8)     (1.7)     1.0

    Income tax expense                      $ 54.2    $ 45.7   $ 46.9


Income tax payments during 1993, 1992 and 1991 were $71.5 million, $69.6 million and $63.1 million, respectively.




NICOR Inc.                                                        Page 35

Notes to the Consolidated Financial Statements (continued)

Discontinued Operations
The net gain on disposal for 1992 of $4.7 million, net of $.2 million related income tax expense, represents a gain on the sale of the U.S. gas gathering and marketing operations net of an estimated loss on the disposal of Canadian gas gathering operations. In April 1993, the company announced its intention to divest the entire oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in October 1993, with no additional effect on net income. This completes the sale of oil and gas operations.

Net property, plant and equipment and other noncurrent assets of the oil and gas segment have been segregated in the balance sheet as Discontinued operations, net.

Summarized financial results of the discontinued operations were:

    (Millions)                               1993      1992     1991

    Operating revenues                      $ 15.9    $ 65.2   $ 59.0

    Income before income taxes              $  3.5    $ 12.0   $ 11.2
    Income taxes                               1.2       3.4      2.2

    Income from discontinued operations     $  2.3    $  8.6   $  9.0


Postemployment Benefits
Pension benefits. Northern Illinois Gas maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are funded currently to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:

    (Millions)                               1993      1992     1991

    Service cost                            $  6.7    $  6.3   $  6.5
    Interest cost                             20.4      19.2     18.9
    Loss (return) on plan assets             (41.9)    (33.6)   (74.2)
    Net amortization and deferral              3.7      (5.3)    41.7

                                            $(11.1)   $(13.4)  $ (7.1)

    Expected long-term rate of return
      on plan assets                          8.5%      8.5%     8.5%




NICOR Inc.                                                        Page 36

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the plans at October 1, 1993 and 1992 reconciled to amounts recorded in the financial statements at December 31, 1993 and 1992, respectively:

    (Millions)                                      1993        1992

    Vested benefits                               $ 221.1     $ 179.0
    Nonvested benefits                               16.9        24.7
    Accumulated benefit obligation                  238.0       203.7
    Effect of assumed increase in
      compensation level                             36.8        42.1
    Projected benefit obligation                    274.8       245.8
    Plan assets at market value                     384.7       387.8
    Plan assets in excess of projected
      benefit obligation                            109.9       142.0
    Unrecognized net gain                           (60.7)     (101.2)
    Unrecognized net transition asset               (31.6)      (35.4)
    Unrecognized prior service cost                   4.1         4.1
    Other                                             3.0         3.4

    Prepaid pension cost                          $  24.7     $  12.9

    Weighted average discount rate                   7.0%        8.0%
    Rate of compensation increase                    4-5         5-6


Northern Illinois Gas has historically amended the collectively bargained pension plan every two to three years so that such pension benefits are based on the most current wages. Northern Illinois Gas intends, subject to collective bargaining, to continue making similar amendments to the plan. These future amendments have been anticipated and are reflected in the projected benefit obligation and pension expense.

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they reach retirement age while working for Northern Illinois Gas. The plans are funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that the expected cost of these benefits be charged to expense during the years that employees earn the benefits. The company adopted FASB Statement No. 106 prospectively as of January 1, 1993 by modifying its method of accruing these costs and amortizing the transition obligation on a straight-line basis over 20 years.




NICOR Inc.                                                        Page 37

Notes to the Consolidated Financial Statements (continued)

Net periodic postretirement benefit cost for 1993 included:

    (Millions)
    Service cost                                              $   1.9
    Interest cost                                                 7.5
    Loss (return) on plan assets                                 (1.0)
    Amortization of transition obligation                         3.7
    Net amortization and deferral                                  .3

                                                              $  12.4

Expected long-term rate of return on plan assets                 8.5%


The cost of these benefits recognized in 1992 and 1991 was $9 million and $8.7 million, respectively, and included current costs and amortization of unfunded prior service costs over a 30-year period.

The following table reflects the funded status for the company's postretirement health care and life insurance plans at October 1, 1993 reconciled to amounts recorded at December 31, 1993:

    (Millions)
    Accumulated postretirement benefit obligation (APBO):
      Retirees                                                 $  68.1
      Fully eligible active plan participants                     22.2
      Other active plan participants                              29.9
    Total APBO                                                   120.2
    Plan assets at market value                                    9.3
    APBO in excess of plan assets                               (110.9)
    Unrecognized transition obligation                            71.0
    Unrecognized net loss                                         16.7
    Other                                                         (1.1)

    Accrued postretirement benefit cost                        $ (24.3)

    Weighted average discount rate                                7.0%
    Rate of compensation increase                                 4-5


For measurement purposes, a health care cost trend rate of 14 percent was assumed for 1994; the rate was assumed to decrease gradually to 5 percent for 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1993 by about $15 million, the aggregate of the service and interest cost components of net postretirement health care costs for 1993 by approximately $1.5 million and operating expense, after capitalization, by approximately $1 million.




NICOR Inc.                                                        Page 38

Notes to the Consolidated Financial Statements (continued)

Other postemployment benefits. In November 1992, the FASB issued Statement No. 112, Employers' Accounting for Postemployment Benefits.
This statement requires recognition of the cost of postemployment benefits after employment but before retirement on an accrual basis during the years that employees earn the benefits. The statement requires adoption no later than the company's 1994 fiscal year and must be adopted as a change in an accounting principle. The company adopted Statement No. 112 on January 1, 1994. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

Short- and Long-Term Debt
The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments.

The company establishes lines of credit with major domestic and foreign banks to satisfy short-term borrowing needs. At December 31, 1993, available lines of credit totaled $350 million, including $297 million of seasonal lines. Commitment fees of up to 1/5 percent per annum were paid on these lines.

At December 31, 1993, a $50 million unused revolving bank line of credit was available with a commitment fee of 3/16 percent per annum.

All credit agreements have variable interest-rate options tied to short-term markets. The lines of credit supported outstanding commercial paper of $301.5 million and $328 million at December 31, 1993 and 1992, respectively.

Bank cash balances averaged about $8 million during 1993, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, approximates fair value.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest payments, net of amounts capitalized, for both long- and short-term borrowings were $44.5 million, $44 million and $41.5 million during 1993, 1992 and 1991, respectively.

Interest on debt was net of amounts capitalized of $.3 million, $2.8 million and $2.5 million in 1993, 1992 and 1991, respectively.




NICOR Inc.                                                        Page 39

Notes to the Consolidated Financial Statements (continued)

Sinking Fund and Maturities
The amounts necessary to fulfill mandatory sinking fund requirements and maturities are shown below:

    (Millions)                    1994    1995     1996    1997   1998

    Long-term debt               $   -   $50.0    $62.5   $25.0  $25.0
    Preferred and
      preference stock              .3      .6       .6      .6     .8

                                 $  .3   $50.6    $63.1   $25.6  $25.8



Redeemable Preferred and Preference Stock

                            Annual cumulative   Optional
                              sinking fund       redemp-    Liquida-
                               requirement          tion        tion
    Class        Series    Shares      Price      price       price

    Preferred     4.48%     6,000    $  50.50   $  51.06    $  51.06
                  5.00      4,000       50.50      51.00       51.00
    Preference    7.90        500      500.00     505.00      500.00


The default provisions of the preferred and preference shares generally state that no redemption of the respective class may take place unless all shares of each respective series are redeemed. They also provide that no shares may be purchased except pursuant to offers of sale made by holders of the respective class of shares in response to an invitation for tenders.

In January 1994, the Board of Directors authorized the redemption of the company's 7.90% preference stock at a price of $505 per share on May 1, 1994.

Stock Options
NICOR has a plan which permits the granting of stock options, alternate stock rights, restricted stock and performance units to key executives and managerial employees. Performance units may be paid in shares of the company's common stock, cash or a combination of the two. The stock option purchase price may not be less than the fair market value on the date of grant. Under the plan, 2,500,000 shares of the company's common stock were available for grant.




NICOR Inc.                                                        Page 40

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity follows:
                                        Number           Option price
                                      of shares            per share

December 31, 1990                       252,280        $13.3125-18.50
  Granted                               112,000         21.25  -21.6875
  Exercised                            (101,480)        13.3125-18.50
  Cancelled                             (14,000)        15.875 -21.375

December 31, 1991                       248,800         13.3125-21.6875
  Granted                               318,000         19.625
  Exercised                             (69,400)        14.0625-21.375
  Cancelled                              (9,000)        15.875 -21.6875

December 31, 1992                       488,400         13.3125-21.375
  Granted                               163,400         28.9375
  Exercised                            (220,400)        13.3125-21.375
  Cancelled                              (2,600)        28.9375

December 31, 1993                       428,800         15.875 -28.9375


Options exercisable at
  December 31, 1993                     148,000


At December 31, 1993, 6,000 shares of restricted stock and 29,372 performance units were outstanding and 1,592,228 shares remained available for future grant under the plan. The performance units were cancelled in January 1994.

Change in Common Shares
On March 10, 1993, the Board of Directors approved a two-for-one stock split of the company's common, preferred and preference stocks to stockholders of record April 1, 1993. All references to prior year number of shares and per share information in the consolidated financial statements have been restated to reflect the stock split.

Changes in common shares outstanding are summarized below:

    (Thousands)                            1993       1992      1991

    Beginning of year                     55,770     57,300    57,932
      Issued and converted                   330        286       228
      Reacquired and cancelled            (2,141)    (1,816)     (860)

    End of year                           53,959     55,770    57,300



NICOR repurchased 666,900 shares in 1991 and 1,680,870 shares in 1992 under a common stock repurchase program. In 1993, the company announced another common stock repurchase program to buy shares having an aggregate market value of up to $100 million. Under this program, NICOR repurchased 1,877,575 shares in 1993.




NICOR Inc.                                                        Page 41

Notes to the Consolidated Financial Statements (continued)

Retained Earnings
In 1985, pursuant to a Board of Directors' resolution and in accordance with the Illinois Business Corporation Act, the deficit in retained earnings was charged against paid-in capital.

Industry Segment Information
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for industry segment information regarding operating revenues, depreciation, operating income, identifiable assets and capital expenditures.

Contingencies
The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act (NGPA) Section 108 prices, which are substantially higher than market prices, for production since 1989. While the FERC initially upheld an Administrative Law Judge's decision in favor of NICOR Exploration Company, it subsequently reversed itself and found for the producer.
NICOR Exploration Company has requested a hearing before the FERC and intends to continue its appeal of the matter if not satisfactorily resolved by the FERC. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through December 31, 1993 could be about $10 million. The potential additional cost after December 31, 1993 is dependent on production rates, the mechanical condition and economic life of the well, the difference between market prices and NGPA 108 prices, and other factors and therefore cannot be reasonably estimated at this time.

Current environmental laws require treatment of certain waste materials that may have been generated by barge-cleaning facilities previously owned and operated by certain subsidiaries of NICOR. The cost of evaluation and cleanup of such facilities is currently estimated to range from $10 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned 15 properties believed to be the location of such sites and has reviewed all owned properties along with one formerly owned site. The company has prioritized the sites currently owned for further testing and analysis and plans to test the higher risk owned sites first to determine the extent of any remediation necessary. Reviews of the remaining 14 formerly owned sites are being conducted.




NICOR Inc.                                                        Page 42

Notes to the Consolidated Financial Statements (continued)

Northern Illinois Gas understands that three of the 16 sites that have been reviewed contain residues and waste materials that do not meet some current environmental specifications. Two of these sites are owned and the other was formerly owned by Northern Illinois Gas. Additional testing and analysis on these sites will be conducted.

The results of continued reviews, testing and analysis should determine whether any further testing or any remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992 which states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. Another party has indicated that it intends to seek leave to appeal from the Appellate Court's decision. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.




NICOR Inc.                                                        Page 43

Notes to the Consolidated Financial Statements (concluded)

Quarterly Results (Unaudited)
Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.

                                           1993 Quarter ended
   (Millions,
     except per share data)    Mar. 31   June 30    Sept. 30   Dec. 31
   Operating revenues           $672.6    $278.1      $185.5    $537.8
   Operating income               79.9      34.0        21.1      63.1
   Income from continuing
    operations                    46.4      16.7         9.2      37.2
   Discontinued operations,
    net                            2.3         -           -         -
   Net income                     48.7      16.7         9.2      37.2
   Earnings per share
    Continuing operations       $  .83    $  .29      $  .16    $  .68
    Discontinued operations        .04         -           -         -
                                $  .87    $  .29      $  .16    $  .68


                                           1992 Quarter ended

                               Mar. 31   June 30    Sept. 30   Dec. 31
   Operating revenues           $563.8    $244.5      $171.5    $566.7
   Operating income               69.4      33.6        22.5      62.9
   Income from continuing
    operations                    38.6      16.1         9.0      31.3
   Discontinued operations,
    net                            1.3       1.4         2.5       8.1
   Net income                     39.9      17.5        11.5      39.4
   Earnings per share
    Continuing operations       $  .68    $  .28      $  .16    $  .56
    Discontinued operations        .02       .03         .04       .14
                                $  .70    $  .31      $  .20    $  .70




NICOR Inc.                                                        Page 44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Information on directors and executive compensation is contained on pages 2 through 7 and 13 through 17 of the Definitive Proxy Statement, dated March 9, 1994, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on page 11 in Part I of this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on shares beneficially owned by directors, nominees for directors and executive officers is contained on page 7 of the Definitive Proxy Statement, dated March 9, 1994, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.




NICOR Inc.                                                        Page 45

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1)  Financial Statements:

          For the following information, see Part II, Item 8 on page 25.

          Report of Independent Public Accountants
          Consolidated Financial Statements:
            As of December 31, 1993 and 1992 -
              Balance Sheet
              Statement of Capitalization
            For the years ended December 31, 1993, 1992 and 1991 -
              Statement of Income
              Statement of Cash Flows
              Statement of Common Equity
          Notes to the Consolidated Financial Statements

      2)  Financial Statement Schedules:

          Schedule
           Number                                                 Page

                   Report of Independent Public Accountants        26
              V    Property, Plant and Equipment                   46
             VI    Accumulated Depreciation, Depletion and
                     Amortization of Property, Plant and
                     Equipment                                     48
            VIII   Valuation and Qualifying Accounts               50
             IX    Short-Term Borrowings                           51
              X    Supplementary Income Statement Information      52

          Certain reclassifications were made to conform the prior years' schedules to the current year presentation. Schedules other than those listed are omitted because they are either not required or not applicable.

      3)  Exhibits Filed:

          See Exhibit Index on pages 54 through 58 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1993.




NICOR Inc.                                                                              Page 46

Schedule V-A

PROPERTY, PLANT AND EQUIPMENT
(Millions)


             Column A               Column B   Column C     Column D  Column E   Column F
                                                          Retirements   Other
                                   Balance at             (at cost or changes-  Balance at
                                    beginning  Additions   estimated     add      end of
        Classification(a)           of period at cost(b)     cost)    (deduct)    period

1993

  Gas distribution
    (see Schedule V-B)              $2,567.5   $  118.0     $   21.2  $    (.2)  $2,664.1
  Shipping                             211.8       14.1          2.9      (3.2)     219.8
  Other                                    -         .1            -        .1         .2
                                    $2,779.3   $  132.2     $   24.1  $   (3.3)  $2,884.1


1992

  Gas distribution
    (see Schedule V-B)              $2,473.5   $  124.0     $   30.0  $      -   $2,567.5
  Shipping                             190.8       24.2          3.2         -      211.8
                                    $2,664.3   $  148.2     $   33.2  $      -   $2,779.3


1991

  Gas distribution
    (see Schedule V-B)              $2,356.8   $  132.2     $   15.5  $      -   $2,473.5
  Shipping                             157.7       36.9          3.7       (.1)     190.8
                                    $2,514.5   $  169.1     $   19.2  $    (.1)  $2,664.3





(a) Property, plant and equipment are depreciated over estimated useful lives on a straight-
    line basis.  The gas distribution plant is depreciated using a composite rate of 3.7 percent.  The useful life estimates of the vessels are 15-25 years.

(b) Additions were acquired in the normal course of business.



NICOR Inc.                                                                              Page 47

Schedule V-B

PROPERTY, PLANT AND EQUIPMENT--GAS DISTRIBUTION SEGMENT
(Millions)


             Column A               Column B   Column C     Column D  Column E   Column F
                                                          Retirements   Other
                                   Balance at             (at cost or changes-  Balance at
                                    beginning  Additions   estimated     add      end of
        Classification(a)           of period at cost(b)     cost)    (deduct)    period

1993

  Production                        $   82.1   $      -     $    2.6  $      -   $   79.5
  Storage                              384.0        5.1           .7         -      388.4
  Transmission                         225.2        5.9           .1         -      231.0
  Distribution                       1,651.0       90.9          8.9         -    1,733.0
  General                              179.7       13.3          8.9       (.2)     183.9
  Construction work in progress          9.2        2.8            -         -       12.0
  Gas exploration investments           36.3          -            -         -       36.3
                                    $2,567.5   $  118.0     $   21.2  $    (.2)  $2,664.1


1992

  Production                        $   82.2   $      -     $     .1  $      -   $   82.1
  Storage                              378.5        5.9           .4         -      384.0
  Transmission                         220.6        4.8           .2         -      225.2
  Distribution                       1,585.1       73.3          7.4         -    1,651.0
  General                              138.5       63.1         21.9         -      179.7
  Construction work in progress         32.3      (23.1)           -         -        9.2
  Gas exploration investments           36.3          -            -         -       36.3
                                    $2,473.5   $  124.0     $   30.0  $      -   $2,567.5


1991

  Production                        $   82.2   $      -     $      -  $      -   $   82.2
  Storage                              372.0        6.8           .3         -      378.5
  Transmission                         219.3        2.8          1.5         -      220.6
  Distribution                       1,505.4       87.3          7.6         -    1,585.1
  General                              130.5       14.1          6.1         -      138.5
  Construction work in progress         11.1       21.2            -         -       32.3
  Gas exploration investments           36.3          -            -         -       36.3
                                    $2,356.8   $  132.2     $   15.5  $      -   $2,473.5





(a) The straight-line method of depreciation is used for all classes of depreciable property, plant and equipment using a composite rate of 3.7 percent.

(b) Additions to gas distribution plant were acquired in the normal course of business.


NICOR Inc.                                                                              Page 48

Schedule VI-A

ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
(Millions)


          Column A              Column B    Column C      Column D   Column E    Column F
                                            Additions                  Other
                               Balance at  charged to                changes-   Balance at
                                beginning   costs and   Retirements     add       end of
         Description            of period   expenses       (net)     (deduct)     period

1993

  Gas distribution
    (see Schedule VI-B)         $1,069.3    $   83.7      $   28.1   $    5.6(a) $1,130.5
  Shipping                          87.4        12.8           2.5        (.3)       97.4
                                $1,156.7    $   96.5      $   30.6   $    5.3    $1,227.9


1992

  Gas distribution
    (see Schedule VI-B)         $1,014.8    $   81.8      $   33.3   $    6.0(a) $1,069.3
  Shipping                          76.5        12.9           2.0          -        87.4
                                $1,091.3    $   94.7      $   35.3   $    6.0    $1,156.7


1991

  Gas distribution
    (see Schedule VI-B)         $  953.3    $   77.7      $   22.3   $    6.1(a) $1,014.8
  Shipping                          67.7        11.7           2.9          -        76.5
                                $1,021.0    $   89.4      $   25.2   $    6.1    $1,091.3





(a) Depreciation charged to clearing accounts.



NICOR Inc.                                                                                 Page 49

Schedule VI-B

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT--GAS DISTRIBUTION SEGMENT
(Millions)


             Column A               Column B   Column C     Column D    Column E    Column F
                                               Additions                 Other
                                   Balance at charged to                changes-   Balance at
                                    beginning  costs and  Retirements     add        end of
           Description              of period  expenses      (net)    (deduct)(a)    period

1993

  Production                        $   82.0   $   (2.4)    $      -  $      -      $   79.6
  Storage                              148.2        9.6           .8         -         157.0
  Transmission                          97.0        8.1           .3         -         104.8
  Distribution                         679.0       61.6         16.8         -         723.8
  General                               26.8        6.8         10.2       5.6          29.0
  Gas exploration investments           36.3          -            -         -          36.3
                                    $1,069.3   $   83.7     $   28.1  $    5.6      $1,130.5


1992

  Production                        $   82.0   $      -     $      -  $      -      $   82.0
  Storage                              139.1        9.6           .5         -         148.2
  Transmission                          89.9        8.4          1.3         -          97.0
  Distribution                         629.7       59.0          9.7         -         679.0
  General                               37.8        4.8         21.8       6.0          26.8
  Gas exploration investments           36.3          -            -         -          36.3
                                    $1,014.8   $   81.8     $   33.3  $    6.0      $1,069.3


1991

  Production                        $   82.1   $      -     $     .1  $      -      $   82.0
  Storage                              130.0        9.5           .4         -         139.1
  Transmission                          83.9        8.1          2.1         -          89.9
  Distribution                         586.6       56.9         13.8         -         629.7
  General                               34.4        3.2          5.9       6.1          37.8
  Gas exploration investments           36.3          -            -         -          36.3
                                    $  953.3   $   77.7     $   22.3  $    6.1      $1,014.8





(a) Depreciation charged to clearing accounts.



NICOR Inc.                                                                            Page 50

Schedule VIII

VALUATION AND QUALIFYING ACCOUNTS
(Millions)


         Column A            Column B          Column C          Column D      Column E
                                               Additions
                            Balance at  Charged to   Charged                  Balance at
                             beginning   costs and   to other                   end of
        Description          of period   expenses    accounts   Deductions      period

1993

  Allowance
    for uncollectible
    accounts receivable      $    7.3    $    8.8    $      -     $    9.3(a)  $    6.8
  Reserve for estimated
    future costs related to
    discontinued businesses      17.2         9.4           -          6.6(b)      20.0


1992

  Allowance
    for uncollectible
    accounts receivable      $    7.8    $    6.1    $      -     $    6.6(a)  $    7.3
  Reserve for estimated
    future costs related to
    discontinued businesses      20.3           -           -          3.1(b)      17.2


1991

  Allowance
    for uncollectible
    accounts receivable      $    7.3    $    8.4    $      -     $    7.9(a)  $    7.8
  Reserve for estimated
    future costs related to
    discontinued businesses      24.2           -           -          3.9(b)      20.3





(a) Accounts receivable written off, net of collections.

(b) Costs, operating results and dispositions related to discontinued businesses charged to reserve.




NICOR Inc.                                                                               Page 51

Schedule IX

SHORT-TERM BORROWINGS
(Millions)


  Column A          Column B      Column C      Column D        Column E         Column F
                                                Maximum          Average         Weighted
Category of                       Weighted       amount          amount          average
 aggregate         Balance at      average    outstanding      outstanding    interest rate
 short-term          end of       interest     during the      during the       during the
 borrowings          period         rate         period         period(a)       period(a)

1993

  Commercial
    paper           $   301.5       3.25%      $   328.0        $   133.1          3.17%

  Bank loans              2.5       4.60            15.0             14.2          4.65

                    $   304.0


1992

  Commercial
    paper           $   328.0       3.33%      $   342.0        $   122.3          3.55%

  Bank loans             15.0       5.85            63.5             18.5          5.03

                    $   343.0


1991

  Commercial
    paper           $   213.5       4.92%      $   221.5        $    57.4          5.91%

  Bank loans             15.0       5.01            15.0             11.8          6.32

                    $   228.5





(a) Based on outstanding daily balance.



NICOR Inc.                                                                              Page 52

Schedule X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Millions)


                   Column A                               Column B

                                                Charged to costs and expenses

                     Item                    1993           1992          1991

        Maintenance and repairs            $   26.1       $   25.7      $   23.5

        Taxes, other than payroll and
          income taxes:
            State utility taxes            $   70.2       $   64.2      $   63.3
            Municipal utility tax              25.7           22.4          20.6
            Other                              12.7           13.0          12.1




NICOR Inc.                                                         Page 53

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NICOR Inc.

Date    March 24, 1994              By         JOHN J. LANNON
                                               John J. Lannon
                                         Senior Vice President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                       Title                   Date


    RICHARD G. CLINE      Chairman, President, Chief
    Richard G. Cline      Executive Officer and Director

     JOHN J. LANNON       Senior Vice President, Chief
     John J. Lannon       Financial Officer and Principal
                          Accounting Officer

ROBERT M. BEAVERS, JR.*              Director

JOHN H. BIRDSALL, III*               Director

W. H. CLARK*                         Director

THOMAS L. FISHER*                    Director             March 24, 1994

JOHN E. JONES*                       Director

PAUL R. JUDY*                        Director

CHARLES S. LOCKE*                    Director

SIDNEY R. PETERSEN*                  Director

DANIEL R. TOLL*                      Director

PATRICIA A. WIER*                    Director



                          *By           DAVID L. CYRANOSKI
                              David L. Cyranoski (Attorney-in-fact)





NICOR Inc.                                                         Page 54

                              Exhibit Index

Exhibit
 Number                        Description of Document

  3.01 * Articles of Incorporation of the company. (File No. 2-55451, Form S-14 for March 1976, NICOR Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

  3.02 * Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16 for August 1980, NICOR Inc., Exhibit 2-01.)

  3.03 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 3-03.)

  3.04 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-Q for March 1987, NICOR Inc., Exhibit 19-01.)

  3.05 * By-Laws of the company as amended by the company's Board of Directors on January 28, 1992, effective April 16, 1992. (File No. 1-7297, Form 10-K for 1991, NICOR Inc., Exhibit 3-05.)

  3.06 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 3-06.)

  4.01 * Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-1839, Form 8-K for February 1954, Northern Illinois Gas Company, Exhibit 2.)

  4.02 * Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-1839, Form 8-K for February 1954, Northern Illinois Gas Company,
           Exhibit 3.)

  4.03 * Supplemental Indenture, dated June 1, 1963, of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-21490, Form S-9, Northern Illinois Gas Company, Exhibit 2-8.)

  4.04 * Supplemental Indenture, dated May 1, 1966, of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-25292, Form S-9, Northern Illinois Gas Company, Exhibit 2-4.)

  4.05 * Supplemental Indenture, dated June 1, 1971, of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-44647, Form S-7, Northern Illinois Gas Company, Exhibit 2-03.)




NICOR Inc.                                                         Page 55

                        Exhibit Index (continued)

Exhibit
 Number                        Description of Document

  4.06 * Supplemental Indenture, dated April 30, 1976, between the company and Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Northern Illinois Gas Company, Exhibit 2-25.)

  4.07 * Supplemental Indenture, dated April 30, 1976, of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Northern Illinois Gas Company, Exhibit 2-21.)

  4.08 * Supplemental Indenture, dated July 1, 1989, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for June 1989, Northern Illinois Gas Company, Exhibit 4-01.)

  4.09 * Supplemental Indenture, dated July 15, 1990, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for July 1990, Northern Illinois Gas Company, Exhibit 4-01.)

  4.10 * Supplemental Indenture, dated August 15, 1991, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for August 1991, Northern Illinois Gas Company, Exhibit 4-01.)

  4.11 * Supplemental Indenture, dated July 15, 1992, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Northern Illinois Gas Company, Exhibit 4-01.)

  4.12 * Supplemental Indenture, dated February 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1992, Northern Illinois Gas Company,
           Exhibit 4-17.)

  4.13 * Supplemental Indenture, dated March 15, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company, Exhibit 4-01.)




NICOR Inc.                                                         Page 56

                        Exhibit Index (continued)

Exhibit
 Number                        Description of Document

  4.14 * Supplemental Indenture, dated May 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company,
           Exhibit 4-02.)

  4.15 * Supplemental Indenture, dated July 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Northern Illinois Gas Company, Exhibit 4-01.)

           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 10.01 * Storage Service Agreement under Rate Schedule S-1 between Northern Illinois Gas Company and Natural Gas Pipeline Company of America, dated November 16, 1990. (File No. 1-7296, Form 10-K for 1990, Northern Illinois Gas Company, Exhibit 10-04.)

 10.02 * Security Payment Plan. (File No. 1-7297, Form 10-K for 1980, NICOR Inc., Exhibit 10-09.)

 10.03 * 1984 NICOR Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
           Exhibit 10-10.)

 10.03(a)* 1985 NICOR Officers' Capital Accumulation Plan Participation
           Agreement.  (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
           Exhibit 10-10(a).)

 10.04 * 1984 NICOR Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, NICOR Inc.,
           Exhibit 10-13.)

 10.04(a)* 1985 NICOR Directors' Capital Accumulation Plan Participation
           Agreement.  (File No. 1-7297, Form 10-K for 1984, NICOR Inc.,
           Exhibit 10-13(a).)

 10.05 * Directors' Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, NICOR Inc., Exhibit 10-16.)

 10.06   * Restricted Stock and Supplemental Pension Agreement dated
           July 10, 1985, between Richard G. Cline and the company. (File No. 1-7297, Form 10-Q for September 1985, NICOR Inc.,
           Exhibit 19-03.)




NICOR Inc.                                                         Page 57

                        Exhibit Index (continued)

Exhibit
 Number                        Description of Document

 10.07 * Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 10-18.)

 10.08 * Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, NICOR Inc., Exhibit 10-20.)

 10.09 * Amendment and Restatement of the Northern Illinois Gas Company Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, NICOR Inc., Exhibit 10-21.)

 10.10 * NICOR Inc. 1989 Long-Term Incentive Plan. (Filed with NICOR Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

 10.11 * Supplemental Benefit Agreement, dated September 13, 1989, between Richard G. Cline and the company. (File No. 1-7297, Form 10-Q for September 1989, NICOR Inc., Exhibit 19-01.)

 10.12 * NI-Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-24.)

 10.13 * NI-Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-25.)

 10.14 * NICOR Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-29.)

 10.15 * 1993 NICOR Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 10-22.)

 10.16 * 1993 NI-Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 10-23.)

 10.17 * 1993 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 10-24.)

 10.18     1994 NICOR Incentive Compensation Plan.

 10.19     1994 NI-Gas Incentive Compensation Plan.

 10.20     1994 Long-Term Incentive Program.

 10.21 * Summary of temporary employment agreement between John H. Birdsall, III and Birdsall, Inc. (Included in NICOR Inc. Proxy Statement dated March 9, 1994, pages 6 and 7.)

Exhibits 10.02 through 10.21 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of Form 10-K.




NICOR Inc.                                                        Page 58

                        Exhibit Index (concluded)

Exhibit
 Number                       Description of Document

 21.01     Subsidiaries.

 23.01     Consent of Independent Public Accountants.

 24.01     Powers of Attorney.

* These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.