Form 10-Q
period 1994-03-31
NICOR INC
filed 1994-05-13
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1994

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from            to

Commission file number 1-7297



                       NICOR Inc.
(Exact name of registrant as specified in its charter)

        Illinois                36-2855175
(State of incorporation)      (I.R.S. Employer
                            Identification No.)

    1844 Ferry Road
  Naperville, Illinois          60563-9600
 (Address of principal          (Zip Code)
   executive offices)


           (708)305-9500
   (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding at April 30, 1994, were 52,879,098.



NICOR Inc.                                                 Page i

Table of Contents

                                                           Page
Part I.Financial Information

Item 1.Financial Statements (Unaudited)                       1

   Consolidated Statement of Income -
    Three and Twelve Months Ended
    March 31, 1994 and 1993                                   2

   Consolidated Statement of Cash Flows -
    Three and Twelve Months Ended
    March 31, 1994 and 1993                                   3

   Consolidated Balance Sheet -
    March 31, 1994 and 1993, and
    December 31, 1993                                         4

   Notes to Consolidated Financial Statements                 5

Item 2.Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations                                                8

Part II.Other Information

Item 1.Legal Proceedings                                     14

Item 6.Exhibits and Reports on Form 8-K                      14

Signature                                                    15


   Selected terms used in this report:

   Mcf, Bcf - Thousand cubic feet, billion cubic feet.

   TEU - Twenty-foot equivalent unit.

   Degree days - Number of degrees by which the daily mean temperature falls below 65 degrees
    Fahrenheit.

   FERC - Federal Energy Regulatory Commission.

   Ill.C.C. - Illinois Commerce Commission.




NICOR Inc.                                                         Page 1

PART I - Financial Information

Item 1.Financial Statements

 The following condensed unaudited financial statements of NICOR Inc. have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission
 (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

 The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Because of seasonal and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.



NICOR Inc.                                                                                            Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                                     Three months ended          Twelve months ended
                                                          March 31                    March 31
                                                     1994        1993            1994         1993

Operating revenues                                 $  780.3    $  672.6        $1,781.6    $ 1,655.3

Operating expenses
Cost of gas                                           527.5       443.0         1,091.7      1,010.4
Operating and maintenance                              68.3        61.8           262.6        234.6
Depreciation                                           40.5        36.7           100.3         96.5
Taxes, other than income taxes                         58.8        51.2           123.7        114.9
                                                      695.1       592.7         1,578.3      1,456.4

Operating income                                       85.2        79.9           203.3        198.9

Other income (expense)
Interest income                                          .5          .4             2.0          1.9
Other, net                                               .8         (.2)            6.0         (5.8)
                                                        1.3          .2             8.0         (3.9)
Income before interest on debt
and income taxes                                       86.5        80.1           211.3        195.0

Interest on debt, net of
amounts capitalized                                    10.0        11.5            39.7         44.2

Income before income taxes                             76.5        68.6           171.6        150.8

Income taxes                                           25.2        22.2            57.3         48.0

Income from continuing operations                      51.3        46.4           114.3        102.8

Discontinued operations, net
of income taxes
  Income from operations                                  -         2.3               -          9.7
  Gain on disposal, net                                   -           -               -          4.7
                                                          -         2.3               -         14.4

Net income                                             51.3        48.7           114.3        117.2

Dividends on preferred and
preference stock                                         .3          .2             1.0          1.2

Earnings applicable to
  common stock                                     $   51.0    $   48.5        $  113.3    $   116.0

Average shares of common
stock outstanding                                      53.7        55.8            54.6         55.7

Earnings per average share
of common stock
  Continuing operations                            $    .95    $    .83        $   2.07    $    1.82
  Discontinued operations                                 -         .04               -          .26
                                                   $    .95    $    .87        $   2.07    $    2.08

Dividends declared per share
of common stock                                    $   .315    $   .305        $   1.23    $    1.19

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Three months ended  Twelve months ended
                                                                       March 31             March 31
                                                                   1994       1993      1994        1993
Operating activities
 Net income                                                      $  51.3    $  48.7   $ 114.3     $ 117.2
   Less income from discontinued operations                            -        2.3         -        14.4
 Income from continuing operations                                  51.3       46.4     114.3       102.8
 Adjustments to reconcile income from continuing operations
   to net cash flow provided from continuing operations:
     Depreciation                                                   40.5       36.7     100.3        96.5
     Deferred income tax expense (benefit)                           (.6)     (10.7)     (3.9)      (22.0)
                                                                    91.2       72.4     210.7       177.3
     Change in working capital items and other:
       Receivables, less allowances                                (18.3)      21.8     (27.9)      (68.3)
       Gas in storage                                               83.3      105.4        .9         4.4
       Deferred/accrued gas costs                                   50.6       (3.6)     39.7       (69.4)
       Accounts payable                                            (41.8)     (60.2)     31.4        (5.8)
       Accrued taxes                                                40.6       36.8        .6        11.2
       Temporary LIFO liquidation                                  127.1      110.6      16.5        81.1
       Other                                                       (22.6)      (3.6)    (19.4)       12.4
 Net cash flow provided from continuing operations                 310.1      279.6     252.5       142.9
 Net cash flow provided from (used for) discontinued operations       .6        5.6     (17.3)       28.2

 Net cash flow provided from operating activities                  310.7      285.2     235.2       171.1

Investing activities
 Capital expenditures                                              (22.4)     (23.5)   (140.5)     (142.6)
 Short- and long-term investments                                   25.3        2.8       5.2        (3.3)
 Proceeds from sales of discontinued operations                        -        1.5     138.4        26.6
 Other investing activities of discontinued operations                 -       (4.3)     (1.2)      (17.0)
 Other                                                                 -          -       1.6         4.4

 Net cash flow provided from (used for) investing activities         2.9      (23.5)      3.5      (131.9)

Financing activities
 Net proceeds from issuing long-term debt                              -      124.2     111.3       198.2
 Disbursements to retire long-term debt                                -     (137.3)   (125.2)     (198.5)
 Short-term borrowings (repayments), net                          (270.5)    (230.0)    (79.5)       38.0
 Dividends paid                                                    (16.7)     (16.7)    (68.1)      (67.0)
 Disbursements to reacquire stock                                  (20.2)      (3.3)    (76.9)      (13.3)
 Other.                                                                -        3.6       3.5         5.4

 Net cash flow used for financing activities                      (307.4)    (259.5)   (234.9)      (37.2)

Net increase in cash and cash equivalents                            6.2        2.2       3.8         2.0

Cash and cash equivalents, beginning of period                      10.5       10.7      12.9        10.9

Cash and cash equivalents, end of period                         $  16.7    $  12.9   $  16.7     $  12.9

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                    Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                          March 31,     December 31,    March 31,
                          Assets                                             1994           1993           1993

Current assets
 Cash and cash equivalents                                                $    16.7       $    10.5      $   12.9
 Short-term investments, at cost which approximates market                     26.3            51.6          29.4
 Receivables, less allowances of $9.2, $6.8 and $9.0, respectively            295.5           277.2         285.5
 Gas in storage, at last-in, first-out (LIFO) cost                             14.5            97.8          15.4
 Deferred gas costs                                                             6.3            56.9          46.0
 Other                                                                         15.0            15.0          17.4
                                                                              374.3           509.0         406.6

Investments and other                                                          59.8            56.4          50.9

Discontinued operations, net                                                     .5              .5         111.4

Property, plant and equipment, at cost
 Gas distribution                                                           2,601.6         2,664.1       2,579.6
 Shipping                                                                     221.3           219.8         215.5
 Other                                                                           .2              .2            .1
                                                                            2,823.1         2,884.1       2,795.2
 Less accumulated depreciation                                              1,186.6         1,227.9       1,188.4
                                                                            1,636.5         1,656.2       1,606.8

                                                                          $ 2,071.1       $ 2,222.1     $ 2,175.7

               Liabilities and Capitalization

Current liabilities
 Long-term obligations due within one year                                $       -       $      .3     $     2.2
 Short-term borrowings                                                         33.5           304.0         113.0
 Accounts payable                                                             186.1           229.0         169.0
 Temporary LIFO liquidation                                                   127.1               -         110.6
 Accrued taxes                                                                 50.7            10.1          54.4
 Other                                                                         28.5            40.9          30.8
                                                                              425.9           584.3         480.0
Deferred credits and other liabilities
 Deferred income taxes                                                        163.9           168.2         167.0
 Regulatory income tax liability                                               94.6            95.5         103.1
 Unamortized investment tax credits                                            55.4            55.9          57.7
 Other                                                                        137.3           138.7         140.1
                                                                              451.2           458.3         467.9
Capitalization
 Long-term debt                                                               459.0           458.9         467.0
 Preferred and preference stock
   Redeemable                                                                  16.4            16.6          16.8
   Nonredeemable                                                                 .1              .1            .1
 Common equity
   Common stock                                                               133.1           134.9         139.6
   Paid-in capital                                                            116.6           134.5         182.0
   Retained earnings (since December 31, 1985)                                468.8           434.5         422.3
                                                                            1,194.0         1,179.5       1,227.8

                                                                          $ 2,071.1       $ 2,222.1     $ 2,175.7
<F1>
The accompanying notes are an integral part of this statement.




NICOR Inc.                                                         Page 5

Notes To Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation. Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Gas in Storage. Gas in storage injections and withdrawals are valued using the last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas as a temporary LIFO liquidation.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended March 31 were (millions):


                                    Three months       Twelve months
                                   1994      1993      1994     1993

Income taxes paid                 $ 4.0     $   -     $75.5    $66.0

Interest paid                      16.9      20.2      41.2     44.4


REGULATORY MATTERS

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

On March 9, 1994 the Ill.C.C. entered an order authorizing Illinois local gas distribution companies, including Northern Illinois Gas, to recover prudently incurred transition costs from sales customers and transportation customers with firm standby service. On May 4, 1994 the Ill.C.C. voted to reopen hearings regarding the order, limiting the rehearing to an evaluation of the proper method of cost recovery. The company believes that the changes required by Order 636 will not have a material impact on the company's financial condition or results of operations. Appropriate accruals for transition costs incurred through March 31, 1994 have been recorded.




NICOR Inc.                                                         Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Continued)

CONTINGENCIES

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act (NGPA) Section 108 prices, which are substantially higher than market prices, for production since 1989. While the FERC initially upheld an Administrative Law Judge's decision in favor of NICOR Exploration Company, it subsequently reversed itself and found for the producer. The FERC has denied NICOR Exploration Company's request for rehearing and NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through March 31, 1994 could approximate $10 million. The potential additional cost after March 31, 1994 is dependent on production rates, the mechanical condition and economic life of the well, the difference between market prices and NGPA 108 prices, and other factors and therefore cannot be reasonably estimated at this time.

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

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. Based upon a preliminary review of the 28 properties, the company is prioritizing the sites for further testing and analysis, and plans to test the higher risk owned sites first to determine the extent of any remediation necessary.

Northern Illinois Gas understands that four of the sites contain residues and waste materials that do not meet some current environmental specifications. Two of these sites are owned and two were formerly owned or leased by Northern Illinois Gas. Additional testing and analysis on these sites will be conducted.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by




NICOR Inc.                                                         Page 7

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

the company and a generic order issued by the Ill.C.C. in September 1992 which states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group is expected to argue that no cleanup costs are recoverable from ratepayers. Northern Illinois Gas and other utilities will seek to recover capital costs in addition to cleanup costs.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

DISCONTINUED OPERATIONS

Summarized financial results of the discontinued operations for the periods ended March 31, 1993 were (in millions):

                                          Three months     Twelve months

Operating revenues                            $15.9            $66.0

Income before income taxes                    $ 3.5            $14.4
Income taxes                                    1.2              4.7

Income from discontinued operations           $ 2.3            $ 9.7





NICOR Inc.                                                         Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1993 Annual Report on Form 10-K.

NICOR's first quarter net income was $51.3 million compared with income from continuing operations of $46.4 million in 1993. Earnings per common share of $.95 were 14 percent higher than earnings per common share from continuing operations of $.83 in 1993. In 1993, NICOR sold its oil and gas operations. Including these discontinued operations, NICOR's first quarter 1993 net income was $48.7 million and earnings per common share were $.87. Higher operating income in both segments contributed to the first quarter improvements. Earnings per share comparisons also benefited from a 4 percent reduction in average common shares outstanding, the result of an ongoing stock buy-back program.

Net income for the twelve months ended March 31, 1994 rose to $114.3 million from $102.8 million of income from continuing operations a year ago. Earnings per common share were $2.07 compared with $1.82 from continuing operations a year ago. The increase was due primarily to the improvement in nonoperating items and stronger operating results in the shipping segment. Including discontinued operations, net income for the twelve months ended March 31, 1993 totalled $117.2 million and earnings per common share were $2.08.

Operating income (loss) for the periods ended March 31 by business segment was (millions):

                                     Three months          Twelve months
                                    1994     1993          1994    1993

Gas distribution                   $ 81.7   $ 78.4        $190.9   $190.1
Shipping                              4.4      2.7          17.1     12.5
Other                                 (.9)    (1.2)         (4.7)    (3.7)

                                   $ 85.2   $ 79.9        $203.3   $198.9


The following summarizes operating income comparisons by business segment:

- - -      Gas distribution operating income increased $3.3 million and
       $.8 million for the three- and twelve-month periods, respectively, as higher margin, caused in large part by colder weather, was partially offset by higher operating and maintenance expense and depreciation.

- - -      Shipping operating income rose $1.7 million for the three-month period as increased shipping volumes and stronger prices per unit shipped more than offset increased operating expenses. For the twelve-month period, operating income increased $4.6 million as the impact of higher TEUs shipped more than offset increased operating expenses.




NICOR Inc.                                                         Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 12 and 13. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues increased $107.7 million to $780.3 million and $126.3 million to $1,781.6 million for the quarter and twelve-month periods, respectively. For both periods, the increase was due primarily to higher revenues in the gas distribution segment resulting from the recovery of higher gas costs and the positive impact of colder weather.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, for the periods ended March 31 was as follows:

                                     Three months         Twelve months
                                     1994    1993         1994    1993
Gas distribution margin
  (millions)                        $164.7  $153.3       $441.7  $425.7

Margin per Mcf delivered               .76     .77          .87     .88


Gas distribution margin increased $11.4 million and $16 million for the three- and twelve-month periods, respectively, due mainly to the positive impact of colder weather.

Operating and maintenance expense rose for both periods as a result of increases in both segments. A significant portion of the increase in the shipping segment was volume-related U.S. shore and outport costs. In the gas distribution segment, higher employee benefit expense and higher bad debt provisions associated with additional revenues contributed to the increase.

Depreciation expense increased in both periods due primarily to plant additions in the gas distribution segment. The method of allocating depreciation to interim periods in the gas distribution segment also contributed to higher depreciation for the three-month period.

Other income increased for the twelve-month period due mainly to the 1992 writedown of an equity investment in the shipping segment.

Interest on debt decreased for both periods as the impact of reduced borrowing levels and lower interest rates more than offset the effect of less interest capitalized.

The effective income tax rate rose in both periods mainly as a result of an increase in the federal income tax rate.




NICOR Inc.                                                         Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from continuing operations for the three- and twelve-month period increased $30.5 million and $109.6 million due primarily to the timing of the recovery of higher gas costs from customers in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary increases in working capital needs.

NICOR and its gas distribution subsidiary maintain short- and long-term credit agreements with major domestic and foreign banks which serve as backup for the issuance of commercial paper. At March 31, 1994, these short- and long-term credit agreements totaled $350 million and $50 million, respectively, and there was $31 million in commercial paper outstanding.

Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission in April 1994. In addition, $50 million of First Mortgage Bonds remain unsold under a previously filed shelf registration statement. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes. In 1994, the company intends to issue $100 million to $150 million of First Mortgage Bonds or unsecured notes, depending upon market conditions.

On May 1, 1994 the company redeemed its 7.90% preference stock at a price of $505 per share.

During the first quarter of 1994, NICOR purchased and retired over 700,000 common shares having an aggregate cost of about $19.3 million. By
March 31, 1994, the company had purchased and retired approximately 2.6 million shares at an aggregate cost of $71.4 million, since the authorization of the $100 million stock repurchase program in 1993.

Effective with the dividend paid on May 1, 1994 NICOR's quarterly dividend on common stock was increased 3.3 percent to 31.5 cents per share. Effective May 1, 1993 NICOR's quarterly dividend on common stock was increased to 30.5 cents from 29.5 cents.

OTHER MATTERS

On March 9, 1994 the Ill.C.C. entered an order authorizing Illinois local gas distribution companies, including Northern Illinois Gas, to recover prudently incurred FERC Order 636 transition costs from sales customers and transportation customers with firm standby service. On May 4, 1994 the Ill.C.C. voted to reopen hearings regarding the order, limiting the rehearing to an evaluation of the proper method of cost recovery. For further information, see page 5, Regulatory Matters.




NICOR Inc.                                                         Page 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

The FERC has denied NICOR Exploration Company's request for rehearing in the matter of NGPA Section 108 prices. NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. For further information, see page 6, Contingencies.

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group is expected to argue that no cleanup costs are recoverable from ratepayers. Northern Illinois Gas and other utilities will seek to recover capital costs in addition to cleanup costs. For further information, see page 6, Contingencies.

Although unable to determine the outcome of these matters, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.



NICOR Inc.                                                                                          Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                                        Three months ended             Twelve months ended
                                                             March 31                       March 31
                                                        1994          1993             1994          1993
Operating revenues (millions):
  Sales
    Residential                                       $  478.3      $  408.1         $1,059.4      $  961.3
    Commercial                                           142.6         128.9            305.9         301.4
    Industrial                                            31.1          26.5             59.9          60.2
                                                         652.0         563.5          1,425.2       1,322.9
  Transportation
    Commercial                                            16.7          14.5             41.0          43.0
    Industrial                                            16.2          13.9             50.5          60.5
                                                          32.9          28.4             91.5         103.5

  Revenue taxes and other                                 58.3          48.4            119.5         104.1

                                                      $  743.2      $  640.3         $1,636.2      $1,530.5


Deliveries (Bcf):
  Sales
    Residential                                          109.9         101.7            230.9         224.1
    Commercial                                            32.6          32.0             67.6          71.9
    Industrial                                             7.5           7.0             14.2          15.6
                                                         150.0         140.7            312.7         311.6
  Transportation
    Commercial                                            23.8          20.4             53.4          48.5
    Industrial                                            44.0          37.4            142.0         123.9
                                                          67.8          57.8            195.4         172.4

                                                         217.8         198.5            508.1         484.0


Gas cost per Mcf sold                                 $   3.46      $   3.11         $   3.43      $   3.12


Weather statistics:
  Degree days                                            3,387         3,120            6,439         6,104
  Percent colder (warmer) than normal                        5            (3)               4            (1)



Customers at end of period (thousands):
  Residential                                          1,608.6       1,579.7
  Commercial                                             155.9         154.2
  Industrial                                              13.9          13.7

                                                       1,778.4       1,747.6




NICOR Inc.                                                                                           Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)


                                                            Three months ended           Twelve months ended
                                                                 March 31                      March 31
                                                             1994        1993              1994        1993

Shipping

Operating revenues (millions)                              $  37.0     $  32.3           $ 145.2     $ 124.8

Operating income (millions)                                $   4.4     $   2.7           $  17.1     $  12.5

TEUs shipped (thousands)
  Southbound                                                  17.8        17.3              75.7        67.9
  Northbound                                                   4.7         3.6              17.2        13.6
  Interisland                                                   .6          .6               2.4         2.3

                                                              23.1        21.5              95.3        83.8


Revenue per TEU                                            $ 1,554     $ 1,487           $ 1,485     $ 1,485

Ports served (at March 31)                                      23          22

Vessels owned (at March 31)                                     14          13





NICOR Inc.                                                         Page 14

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    No exhibits are required to be filed.

  (b) The company did not file a report on Form 8-K during the first quarter of 1994.




NICOR Inc.                                                         Page 15

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NICOR Inc.


Date    May 13, 1994                       By       DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                Vice President, Secretary
                                                      and Controller