Form 10-K/A
period 1993-12-31
NICOR INC
filed 1994-06-29
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
Amendment No. 1


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




NICOR Inc.

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 NICOR Inc.
                                                (Registrant)





Date    June 28, 1994               By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                         Vice President, Secretary
                                               and Controller




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

                            Exhibit Index (concluded)

Exhibit
 Number                        Description of Document

 21.01      Subsidiaries.

 23.01      Consent of Independent Public Accountants.

 23.02 Consent of Independent Public Accountants - NI-Gas Savings Investment and Thrift Plans.

 24.01      Powers of Attorney.

 99.01      Financial Statements of the NI-Gas Savings Investment Plan for
            1993.

 99.02      Financial Statements of the NI-Gas Thrift Plan for 1993.

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