Form 10-Q
period 1994-06-30
NICOR INC
filed 1994-08-10
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1994

or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at July 31, 1994, were 52,176,994.



NICOR Inc.                                                   Page i

Table of Contents

                                                                 Page
Part I.       Financial Information

Item 1.       Financial Statements (Unaudited)                     1

              Consolidated Statement of Income -
                Three, Six and Twelve Months Ended
                June 30, 1994 and 1993                             2

              Consolidated Statement of Cash Flows -
                Six and Twelve Months Ended
                June 30, 1994 and 1993                             3

              Consolidated Balance Sheet -
                June 30, 1994 and 1993, and
                December 31, 1993                                  4

              Notes to Consolidated Financial Statements           5

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         8

Part II.     Other Information

Item 1.       Legal Proceedings                                   14

Item 4.       Submission of Matters to a Vote of
                Security Holders                                  14

Item 6.       Exhibits and Reports on Form 8-K                    15

Signature                                                         16




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

Item 1.  Financial Statements

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




NICOR Inc.                                                                                         Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                       Three months ended        Six months ended         Twelve months ended
                                            June 30                  June 30                   June 30
                                        1994       1993          1994        1993          1994        1993

Operating revenues                    $  267.6   $  278.1      $1,047.8    $  950.7      $1,771.0   $ 1,688.9

Operating expenses
  Cost of gas                            129.8      142.1         657.4       585.1       1,079.4     1,033.7
  Operating and maintenance               67.1       62.8         135.4       124.7         266.9       242.5
  Depreciation                            18.0       16.9          58.5        53.6         101.3        96.0
  Taxes, other than income taxes          21.8       22.3          80.5        73.4         123.2       117.4
                                         236.7      244.1         931.8       836.8       1,570.8     1,489.6

Operating income                          30.9       34.0         116.0       113.9         200.2       199.3

Other income (expense)
  Interest income                           .6         .7           1.2         1.1           2.0         2.1
  Other, net                               1.1         .1           1.9         (.1)          7.0        (6.0)
                                           1.7         .8           3.1         1.0           9.0        (3.9)
Income before interest on debt
  and income taxes                        32.6       34.8         119.1       114.9         209.2       195.4

Interest on debt, net of
  amounts capitalized                      8.8       10.0          18.8        21.5          38.6        44.5

Income before income taxes                23.8       24.8         100.3        93.4         170.6       150.9

Income taxes                               7.9        8.1          33.1        30.3          57.0        47.5

Income from continuing operations         15.9       16.7          67.2        63.1         113.6       103.4

Discontinued operations, net
  of income taxes
    Income from operations                   -          -             -         2.3             -         8.2
    Gain on disposal, net                    -          -             -           -             -         4.7
                                             -          -             -         2.3             -        12.9

Net income                                15.9       16.7          67.2        65.4         113.6       116.3

Dividends on preferred and
  preference stock                          .1         .3            .4          .5            .9         1.1

Earnings applicable to
  common stock                        $   15.8   $   16.4      $   66.8    $   64.9      $  112.7   $   115.2

Average shares of common
  stock outstanding                       52.7       55.7          53.2        55.7          53.9        55.7

Earnings per average share
  of common stock
    Continuing operations             $    .30   $    .29      $   1.26    $   1.12      $   2.09   $    1.84
    Discontinued operations                  -          -             -         .04             -         .23
                                      $    .30   $    .29      $   1.26    $   1.16      $   2.09   $    2.07

Dividends declared per share
  of common stock                     $   .315   $   .305      $    .63    $    .61      $   1.24   $    1.20

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                       Six months ended      Twelve months ended
                                                                            June 30                 June 30
                                                                       1994        1993        1994        1993
Operating activities
  Net income                                                         $  67.2     $  65.4     $ 113.6     $ 116.3
    Less income from discontinued operations                               -         2.3           -        12.9
  Income from continuing operations                                     67.2        63.1       113.6       103.4
  Adjustments to reconcile income from continuing operations to net cash flow provided from continuing operations:
      Depreciation                                                      58.5        53.6       101.3        96.0
      Deferred income tax expense (benefit)                            (19.2)      (12.4)      (20.8)      (22.6)

                                                                       106.5       104.3       194.1       176.8
      Change in working capital items and other:
        Receivables, less allowances                                   157.3       171.8        (2.1)      (28.6)
        Gas in storage                                                  75.2        99.1         (.9)        2.8
        Deferred/accrued gas costs                                      49.8       (21.8)       57.1       (53.6)
        Accounts payable                                               (25.2)      (45.6)       33.4         1.0
        Accrued taxes                                                    1.1       (21.0)       18.9       (16.7)
        Temporary LIFO liquidation                                      50.1        57.3        (7.2)       50.0
        Other                                                            (.3)        4.0        (5.0)        9.8
  Net cash flow provided from continuing operations                    414.5       348.1       288.3       141.5
  Net cash flow provided from (used for) discontinued operations         1.3        22.3       (33.3)       34.4

  Net cash flow provided from operating activities                     415.8       370.4       255.0       175.9

Investing activities
  Capital expenditures                                                 (58.7)      (57.0)     (143.3)     (149.5)
  Short- and long-term investments                                      19.9        (4.5)        7.1       (13.2)
  Proceeds from sales of discontinued operations                           -       135.0         4.9       160.1
  Other investing activities of discontinued operations                    -        (6.2)         .7       (14.3)
  Other                                                                    -          .5         1.2         4.9

  Net cash flow provided from (used for) investing activities          (38.8)       67.8      (129.4)      (12.0)

Financing activities
  Net proceeds from issuing long-term debt                                 -       173.7        61.5       247.8
  Disbursements to retire long-term debt                                   -      (183.7)      (78.8)     (244.9)
  Short-term borrowings (repayments), net                             (292.5)     (328.0)       (3.5)      (35.0)
  Dividends paid                                                       (33.8)      (34.0)      (67.9)      (67.4)
  Disbursements to reacquire stock                                     (54.0)      (18.4)      (95.6)      (21.8)
  Other                                                                   .2         5.8         1.8         7.0

  Net cash flow used for financing activities                         (380.1)     (384.6)     (182.5)     (114.3)

Net increase (decrease) in cash and cash equivalents                    (3.1)       53.6       (56.9)       49.6

Cash and cash equivalents, beginning of period                          10.5        10.7        64.3        14.7

Cash and cash equivalents, end of period                             $   7.4     $  64.3     $   7.4     $  64.3

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                            Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                         June 30,     December 31,      June 30,
                          Assets                                           1994           1993            1993

Current assets
  Cash and cash equivalents                                             $     7.4       $    10.5       $   64.3
  Short-term investments, at cost which approximates market                  31.7            51.6           39.5
  Receivables, less allowances of $8.5, $6.8 and $8.2, respectively         119.9           277.2          117.8
  Gas in storage, at last-in, first-out (LIFO) cost                          22.6            97.8           21.7
  Deferred gas costs                                                          7.1            56.9           64.2
  Other                                                                      14.6            15.0           14.8
                                                                            203.3           509.0          322.3

Investments and other                                                        62.3            56.9           54.4

Property, plant and equipment, at cost
  Gas distribution                                                        2,631.0         2,664.1        2,603.3
  Shipping                                                                  221.9           219.8          218.9
  Other                                                                        .2              .2             .1
                                                                          2,853.1         2,884.1        2,822.3
  Less accumulated depreciation                                           1,199.5         1,227.9        1,200.8
                                                                          1,653.6         1,656.2        1,621.5

                                                                        $ 1,919.2       $ 2,222.1      $ 1,998.2

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                             $      .2       $      .3      $      .4
  Short-term borrowings                                                      11.5           304.0           15.0
  Accounts payable                                                          202.4           229.0          176.3
  Temporary LIFO liquidation                                                 50.1               -           57.3
  Accrued taxes                                                              11.2            10.1           22.1
  Other                                                                      34.8            40.9           37.8
                                                                            310.2           584.3          308.9
Deferred credits and other liabilities
  Deferred income taxes                                                     164.1           168.2          161.6
  Regulatory income tax liability                                            93.6            95.5          102.3
  Unamortized investment tax credits                                         54.9            55.9           57.1
  Other                                                                     136.5           138.7          145.7
                                                                            449.1           458.3          466.7

Capitalization
  Long-term debt                                                            459.2           458.9          475.3
  Preferred and preference stock
    Redeemable                                                                9.3            16.6           16.6
    Nonredeemable                                                              .1              .1             .1
  Common equity
    Common stock                                                            130.7           134.9          138.5
    Paid-in capital                                                          92.5           134.5          170.3
    Retained earnings (since December 31, 1985)                             468.1           434.5          421.8
                                                                          1,159.9         1,179.5        1,222.6

                                                                        $ 1,919.2       $ 2,222.1      $ 1,998.2
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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended June 30 were (millions):


                                        Six months         Twelve months
                                      1994      1993       1994      1993

Income taxes paid                    $44.9     $39.6      $76.8     $71.6

Interest paid                         19.1      22.8       40.7      45.4


REGULATORY MATTERS

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply reformation and certain other costs, caused by compliance with Order
636. Virtually all of these costs are expected to be included in pipeline transportation rates as demand surcharges. Although Northern Illinois Gas' major pipeline transporters have submitted cost recovery filings to the FERC, the FERC has not completed action on all filings, and additional filings to the FERC are expected. The transition costs Northern Illinois Gas will ultimately incur over the next several years are dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors and are uncertain at this time; however, the amount is expected to be substantial.

On March 9, 1994 the Ill.C.C. entered an order authorizing Illinois local gas distribution companies, including Northern Illinois Gas, to recover prudently incurred transition costs from sales customers and transportation customers with firm standby service. On May 4, 1994 the Ill.C.C. voted to reopen hearings regarding the order, limiting the rehearing to an evaluation of the proper method of cost recovery. The company believes that the changes required by Order 636 will not have a material impact on the company's financial condition or results of operations. Appropriate accruals for transition costs incurred through June 30, 1994 have been recorded.




NICOR Inc.                                                           Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Continued)

SHORT- AND LONG-TERM DEBT

In July 1994, Northern Illinois Gas redeemed the 8.70% First Mortgage Bonds which were due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured Notes due in July 1995.

On August 1, 1994 the company replaced its $50 million long-term credit agreement with short-term credit agreements.

REDEEMABLE PREFERENCE STOCK

On May 1, 1994 the company redeemed its 7.90% preference stock at a price of $505 per share.

CONTINGENCIES

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act (NGPA) Section 108 prices, which are substantially higher than market prices, for production since 1989. While the FERC initially upheld an Administrative Law Judge's decision in favor of NICOR Exploration Company, it subsequently reversed itself and found for the producer. The FERC has denied NICOR Exploration Company's request for rehearing and NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through June 30, 1994 could approximate $10 million. The potential additional cost after June 30, 1994 is dependent on production rates, the mechanical condition and economic life of the well, the difference between market prices and NGPA 108 prices, and other factors and therefore cannot be reasonably estimated at this time.

Current environmental laws require treatment of certain waste materials that may have been generated by two barge-cleaning facilities previously owned and operated by certain subsidiaries of NICOR. The company believes one site has been remediated in accordance with an approved closure plan. The post-closure ground water monitoring at this site and the evaluation and cleanup of the other site is currently estimated to range from $10 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. Based upon a preliminary review of the 28 properties, the company is prioritizing the sites for further testing and analysis, and plans to test the higher-risk owned sites first to determine the extent of any remediation necessary.




NICOR Inc.                                                           Page 7

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Northern Illinois Gas understands that four of the sites contain residues and waste materials that do not meet some current environmental specifications. Two of these sites are owned and two were formerly owned or leased by Northern Illinois Gas. Additional testing and analysis began at the first of these sites in August 1994.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992 which states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argues that no cleanup costs are recoverable from ratepayers. Northern Illinois Gas and other utilities argue that they are entitled to recover capital costs in addition to cleanup costs.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

DISCONTINUED OPERATIONS

Summarized financial results of the discontinued operations for the periods ended June 30, 1993 were (in millions):

                                              Six months       Twelve months

Operating revenues                               $15.9             $51.5

Income before income taxes                       $ 3.5             $12.8
Income taxes                                       1.2               4.6

Income from discontinued operations              $ 2.3             $ 8.2




NICOR Inc.                                                           Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1993 Annual Report on
Form 10-K.

NICOR's second quarter 1994 net income was $15.9 million, down from $16.7 million in 1993. Earnings per common share were $.30, compared with $.29 in the year ago quarter. The decrease in net income was due to lower operating results at both segments, partially offset by lower interest expense and improvements in nonoperating income. Earnings per share were positively affected by a common stock buy-back program, which reduced average shares outstanding by about 5 percent.

Net income from continuing operations for the six months ended June 30, 1994 increased to $67.2 million from $63.1 million in 1993. Earnings per common share from continuing operations were $1.26, up from $1.12 a year ago.
Lower interest expense and higher nonoperating income contributed to the increase. In addition, operating income rose to $116 million from $113.9 million in the prior period reflecting improvements at both NICOR businesses. Per share results also benefited from the company's common stock buy-back program. In June 1993, NICOR sold its oil and gas operations. Including these discontinued operations, NICOR's six-month 1993 earnings per common share were $1.16 and net income was $65.4 million.

Net income from continuing operations for the twelve months ended June 30, 1994 rose to $113.6 million from $103.4 million a year ago. Earnings per common share from continuing operations were $2.09 compared with $1.84 a year ago. The increase was due to an improvement in nonoperating income, lower interest expense and stronger operating results in the shipping segment that more than offset the increase in the federal income tax rate. Per share results also benefited from the company's common stock buy-back program. Including discontinued operations, net income for the twelve months ended June 30, 1993 totalled $116.3 million and earnings per common share were $2.07.

Operating income (loss) for the periods ended June 30 by business segment was (millions):

                         Three months        Six months        Twelve months
                         1994    1993       1994     1993      1994     1993

  Gas distribution      $ 28.6  $ 31.4     $110.3   $109.7    $188.2   $189.7
  Shipping                 3.4     3.6        7.8      6.3      16.9     13.4
  Other                   (1.1)   (1.0)      (2.1)    (2.1)     (4.9)    (3.8)

                        $ 30.9  $ 34.0     $116.0   $113.9    $200.2   $199.3




NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

The following summarizes operating income comparisons by business segment:

- -        Gas distribution operating income declined $2.8 million to $28.6 million for the second quarter as increased operating expenses and higher depreciation more than offset a modest improvement in margin. For the six-month period, operating income increased to $110.3 million from $109.7 million a year ago. The improvement reflects increased deliveries partially offset by higher operating expenses. Operating income for the twelve-month period decreased $1.5 million to $188.2 million as higher operating expenses more than offset the positive impact of colder weather.

- -        Shipping operating income for the second quarter was essentially unchanged. For the six-month period, operating income increased to $7.8 million, up from $6.3 million in 1993, as increased revenues primarily related to higher prices and increased shipping volumes more than offset increased operating expenses. For the twelve-month period, operating income increased $3.5 million to $16.9 million as higher revenues, primarily attributable to the impact of increased volumes, more than offset increased operating expenses.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 12 and 13. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues decreased $10.5 million in the second quarter to $267.6 million due to the effect of 10 percent warmer weather in the gas distribution segment. For the six- and twelve-month periods, operating revenues increased $97.1 million to $1,047.8 million and $82.1 million to $1,771 million, respectively, due primarily to higher revenues in the gas distribution segment resulting from the recovery from customers of higher gas costs and the positive impact of colder weather.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, for the periods ended June 30 was as follows:

                            Three months Six months Twelve months 1994 1993 1994 1993 1994 1993
Gas distribution margin
  (millions)               $ 83.8  $ 83.2   $248.5   $236.6  $442.2  $427.3

Margin per Mcf delivered     1.01    1.08      .83      .86     .86     .89

Gas distribution margin increased $11.9 million and $14.9 million for the six- and twelve-month periods, respectively, due mainly to higher deliveries, related primarily to the positive impact of colder weather. Margin per Mcf delivered decreased in each period due to additional lower-margin deliveries resulting from the commencement of deliveries in May 1993 to an electric generating facility. For the three-, six- and twelve-month periods, deliveries to the facility increased 7.8 Bcf, 12.6 Bcf and
18.9 Bcf, respectively.




NICOR Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Operating and maintenance expense rose for each period as a result of increases in both segments. In the gas distribution segment, expense comparisons were negatively impacted by higher administrative and general expense. A higher bad debt provision associated with increased revenues also contributed to the increase for the six- and twelve-month periods. In the shipping segment, the increase was due primarily to higher U.S. shore and vessel costs. An increase in outport shore costs also contributed to the six- and twelve-month periods.

Depreciation expense increased in each period primarily as a result of plant additions in the gas distribution segment.

Other income increased for the three- and six-month periods due primarily to the impact of lower interest on income tax adjustments. For the twelve-month period, the increase was due to the 1992 writedown of an equity investment in the shipping segment and the impact of lower interest on income tax adjustments.

Interest on debt decreased in all periods due primarily to the impact of reduced borrowing levels and lower interest rates.

The effective income tax rate rose in each period mainly as a result of an increase in the federal income tax rate.

FINANCIAL CONDITION

Net cash flow from continuing operations for the six- and twelve-month periods increased $66.4 million and $146.8 million, respectively, due primarily to the timing of the recovery of gas costs from customers in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain credit agreements with major domestic and foreign banks which serve as backup for the issuance of commercial paper. At June 30, 1994, these short- and long-term credit agreements totaled $350 million and $50 million, respectively, and there was $9 million in commercial paper outstanding. On August 1, 1994 the company replaced its long-term credit agreement with short-term credit agreements.

Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission in April 1994. In addition, $50 million of First Mortgage Bonds remain unsold under a previously filed shelf registration statement. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes. In 1994, depending upon market conditions, the company intends to issue $50 million of First Mortgage Bonds.




NICOR Inc.                                                           Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In July 1994, Northern Illinois Gas redeemed the 8.70% First Mortgage Bonds which were due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured Notes due in July 1995.

On May 1, 1994 the company redeemed its 7.90% preference stock at a price of $505 per share.

In July 1994, the company completed the $100 million common stock buy-back program initiated in 1993. During 1994, NICOR purchased and retired 1.8 million common shares at an aggregate cost of $47.9 million.

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

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argues that no cleanup costs are recoverable from ratepayers. Northern Illinois Gas and other utilities argue that they are entitled to recover capital costs in addition to cleanup costs. For further information, see page 6, Contingencies.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                          Three months ended          Six months ended          Twelve months ended
                                                June 30                    June 30                    June 30
                                           1994         1993          1994        1993           1994        1993
Operating revenues (millions):
  Sales
    Residential                          $  148.3     $  154.1      $  626.6    $  562.2       $1,053.5    $  984.9
    Commercial                               36.2         43.2         178.8       172.1          298.9       307.7
    Industrial                                6.4          7.8          37.5        34.3           58.6        60.4
                                            190.9        205.1         842.9       768.6        1,411.0     1,353.0
  Transportation
    Commercial                                7.3          6.7          24.0        21.2           41.6        41.5
    Industrial                               11.0         10.6          27.2        24.4           50.9        55.8
                                             18.3         17.3          51.2        45.6           92.5        97.3

  Revenue taxes and other                    22.1         21.2          80.3        69.7          120.4       107.7


                                         $  231.3     $  243.6      $  974.4    $  883.9       $1,623.9    $1,558.0


Deliveries (Bcf):
  Sales
    Residential                              28.9         30.9         138.8       132.6          228.9       223.8
    Commercial                                7.2          9.1          39.9        41.1           65.8        71.5
    Industrial                                1.4          1.8           8.9         8.8           13.8        15.1
                                             37.5         41.8         187.6       182.5          308.5       310.4
  Transportation
    Commercial                                8.3          7.5          32.1        27.9           54.1        48.5
    Industrial                               36.8         27.6          80.8        65.0          151.3       122.9
                                             45.1         35.1         112.9        92.9          205.4       171.4

                                             82.6         76.9         300.5       275.4          513.9       481.8


Gas cost per Mcf sold                    $   3.39     $   3.33      $   3.45    $   3.16       $   3.44    $   3.23


Weather statistics:
  Degree days                                 629         696          4,016       3,816          6,372       6,031
  Percent colder (warmer) than normal          (9)           1             3          (2)             3          (2)



Customers at end of period (thousands):
  Residential                             1,608.0      1,578.8
  Commercial                                154.6        152.9
  Industrial                                 13.7         13.6

                                          1,776.3      1,745.3



NICOR Inc.                                                                                               Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)


                                           Three months ended         Six months ended         Twelve months ended
                                                 June 30                   June 30                   June 30
                                            1994         1993         1994         1993         1994        1993

Shipping

Operating revenues (millions)              $  36.1      $  34.5      $  73.1      $  66.8      $ 146.8     $ 130.9

Operating income (millions)                $   3.4      $   3.6      $   7.8      $   6.3      $  16.9     $  13.4

TEUs shipped (thousands)
  Southbound                                  18.0         19.1         35.9         36.4         74.8        71.2
  Northbound                                   4.2          4.0          8.8          7.6         17.4        14.2
  Interisland                                  1.1           .6          1.7          1.2          2.8         2.4

                                              23.3         23.7         46.4         45.2         95.0        87.8


Revenue per TEU                            $ 1,492      $ 1,437      $ 1,523      $ 1,461      $ 1,498     $ 1,482

Ports served (at June 30)                       23           22

Vessels owned (at June 30)                      14           14




NICOR Inc.                                                           Page 14

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held on April 21, 1994 for the purpose of electing the Board of Directors, approving the appointment of independent auditors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. The results of the voting as reported below are as of the record date for shares eligible to vote, February 22, 1994. There were no "broker non-votes."

         All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                                Shares            Shares
                                                 Voted             Voted
                      NOMINEE                     FOR            WITHHELD

              Robert M. Beavers, Jr.          45,697,250          319,076
              John H. Birdsall, III           45,734,607          307,181
              W. H. Clark                     45,608,246          354,963
              Richard G. Cline                45,662,281          356,059
              Thomas L. Fisher                45,750,279          292,813
              John E. Jones                   45,608,246          354,617
              Dennis J. Keller                45,640,683          334,524
              Charles S. Locke                45,556,678          384,504
              Sidney R. Petersen              45,688,026          318,085
              Daniel R. Toll                  45,639,228          351,723
              Patricia A. Weir                45,615,550          348,834

         The proposal to ratify the appointment by the Board of Directors of the firm of Arthur Andersen & Co. as independent auditors of the company was approved by the following vote:

                  Shares               Shares              Shares
                   Voted               Voted                Voted
                    FOR               AGAINST            ABSTAINING

                44,935,217            650,224              368,229

         The proposal to amend Article Ten of the company's Articles of Incorporation to permit the discretionary indemnification of certain agents of the company, which is now mandatory; to make




NICOR Inc.                                                           Page 15

PART II - Other Information (Concluded)

Item 4.  Submission of Matters to a Vote of Security Holders (Concluded)

         mandatory the advancement of expenses for certain litigation involving directors, officers or employees, which is now discretionary; and otherwise conform it to current law was approved by the following vote:

                  Shares                Shares               Shares
                   Voted                Voted                 Voted
                    FOR                AGAINST             ABSTAINING

                42,095,813            2,742,317             1,083,809

         The proposal to adopt Article Fifteen to limit the personal liability of the company's Directors for monetary damages in certain circumstances arising from breach of fiduciary duty to the company or its stockholders was approved by the following vote:

                  Shares                Shares               Shares
                   Voted                Voted                 Voted
                    FOR                AGAINST             ABSTAINING

                40,921,878            4,017,124              982,937

Item 6.  Exhibits and Reports on Form 8-K

  (a)    No exhibits are required to be filed.

  (b) The company did not file a report on Form 8-K during the second quarter of 1994.




NICOR Inc.                                                           Page 16

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          NICOR Inc.


Date August 10, 1994                      By    DAVID L. CYRANOSKI
                                                David L. Cyranoski
                                            Vice President, Secretary
                                                  and Controller