Form 10-Q
period 1994-09-30
NICOR INC
filed 1994-11-10
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1994

or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at October 31, 1994, were 52,017,142.



NICOR Inc.                                                   Page i

Table of Contents

                                                               Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                    1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1994 and 1993                       2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1994 and 1993                       3

             Consolidated Balance Sheet -
               September 30, 1994 and 1993, and
               December 31, 1993                                 4

             Notes to Consolidated Financial Statements          5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        8

Part II.     Other Information

Item 1.      Legal Proceedings                                  14

Item 6.      Exhibits and Reports on Form 8-K                   14

Signature                                                       15

Exhibit Index                                                   16




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




NICOR Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                       Three months ended       Nine months ended        Twelve months ended
                                          September 30             September 30             September 30
                                        1994       1993          1994       1993          1994        1993

Operating revenues                    $  166.0   $  185.5      $1,213.8   $1,136.2      $1,751.6   $ 1,702.9

Operating expenses
  Cost of gas                             57.7       78.1         715.1      663.2       1,059.0     1,039.8
  Operating and maintenance               66.0       62.2         201.4      186.8         270.7       250.8
  Depreciation                            13.3       12.5          71.7       66.1         102.2        96.1
  Taxes, other than income taxes          10.8       11.6          91.4       85.1         122.4       118.2
                                         147.8      164.4       1,079.6    1,001.2       1,554.3     1,504.9

Operating income                          18.2       21.1         134.2      135.0         197.3       198.0

Other income (expense)
  Interest income                           .7         .4           1.9        1.4           2.3         2.1
  Other, net                                .5        2.4           2.4        2.4           5.1        (4.8)
                                           1.2        2.8           4.3        3.8           7.4        (2.7)
Income before interest on debt
  and income taxes                        19.4       23.9         138.5      138.8         204.7       195.3

Interest on debt, net of
  amounts capitalized                      9.5        9.1          28.3       30.6          39.0        43.2

Income before income taxes                 9.9       14.8         110.2      108.2         165.7       152.1

Income taxes                               2.4        5.6          35.5       35.9          53.8        48.6

Income from continuing operations          7.5        9.2          74.7       72.3         111.9       103.5

Discontinued operations, net
  of income taxes
    Income from operations                   -          -             -        2.3             -         5.8
    Gain on disposal, net                    -          -             -          -             -         4.7
                                             -          -             -        2.3             -        10.5

Net income                                 7.5        9.2          74.7       74.6         111.9       114.0

Dividends on preferred and
  preference stock                          .1         .3            .4         .8            .7         1.1

Earnings applicable to
  common stock                        $    7.4   $    8.9      $   74.3   $   73.8      $  111.2   $   112.9

Average shares of common
  stock outstanding                       52.2       54.9          52.9       55.4          53.2        55.5

Earnings per average share
  of common stock
    Continuing operations             $    .14   $    .16      $   1.40   $   1.29      $   2.09   $    1.85
    Discontinued operations                  -          -             -        .04             -         .19
                                      $    .14   $    .16      $   1.40   $   1.33      $   2.09   $    2.04

Dividends declared per share
  of common stock                     $   .315   $   .305      $   .945   $   .915      $   1.25   $    1.21

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Nine months ended      Twelve months ended
                                                                     September 30            September 30
                                                                   1994         1993       1994        1993
Operating activities
  Net income                                                     $  74.7      $  74.6    $ 111.9     $ 114.0
    Less income from discontinued operations                           -          2.3          -        10.5

  Income from continuing operations                                 74.7         72.3      111.9       103.5
  Adjustments to reconcile income from continuing operations to net cash flow provided from continuing operations:
      Depreciation                                                  71.7         66.1      102.2        96.1
      Deferred income tax expense (benefit)                        (23.6)       (18.8)     (18.7)      (29.7)

                                                                   122.8        119.6      195.4       169.9
      Change in working capital items and other:
        Receivables, less allowances                               177.0        181.0        8.3       (23.3)
        Gas in storage                                             (14.9)         6.9        1.2        15.9
        Deferred gas costs                                          42.2        (35.4)      63.1       (19.3)
        Accounts payable                                             8.5          9.9       11.6         9.5
        Taxes payable/receivable                                   (21.1)        (3.3)     (21.1)       13.4
        Other                                                       (5.7)        (2.0)      (4.5)       20.7

  Net cash flow provided from continuing operations                308.8        276.7      254.0       186.8
  Net cash flow provided from (used for) discontinued operations     1.9        (11.2)        .8        (3.5)

  Net cash flow provided from operating activities                 310.7        265.5      254.8       183.3

Investing activities
  Capital expenditures                                            (115.9)       (96.7)    (160.9)     (136.6)
  Short- and long-term investments                                  29.9         (6.9)      19.5       (15.8)
  Proceeds from sales of discontinued operations                       -        135.0        4.9       160.1
  Other investing activities of discontinued operations                -         (6.2)        .7       (11.6)
  Other                                                               .9          (.7)       3.4         2.8

  Net cash flow provided from (used for) investing activities      (85.1)        24.5     (132.4)       (1.1)

Financing activities
  Net proceeds from issuing long-term debt                          99.2        223.1      111.7       223.0
  Disbursements to retire long-term debt                           (50.0)      (258.8)     (53.8)     (258.8)
  Short-term borrowings (repayments), net                         (170.8)      (171.5)     (38.3)      (47.0)
  Dividends paid                                                   (50.4)       (51.2)     (67.3)      (67.9)
  Disbursements to reacquire stock                                 (56.3)       (42.4)     (73.9)      (44.9)
  Other                                                               .5          6.6        1.0         7.4

Net cash flow used for financing activities                       (227.8)      (294.2)    (120.6)     (188.2)

Net increase (decrease) in cash and cash equivalents                (2.2)        (4.2)       1.8        (6.0)

Cash and cash equivalents, beginning of period                      10.5         10.7        6.5        12.5

Cash and cash equivalents, end of period                         $   8.3      $   6.5    $   8.3     $   6.5

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                              September 30,    December 31,    September 30,
                          Assets                                   1994            1993             1993

Current assets
  Cash and cash equivalents                                     $     8.3        $    10.5        $    6.5
  Short-term investments, at cost which approximates
    market                                                           21.7             51.6            41.9
  Receivables, less allowances of $6.1, $6.8 and $6.0,
    respectively                                                    100.2            277.2           108.8
  Gas in storage, at last-in, first-out cost                        112.7             97.8           113.9
  Deferred gas costs                                                 14.7             56.9            77.8
  Other                                                              38.6             15.0            21.7
                                                                    296.2            509.0           370.6
Property, plant and equipment, at cost
  Gas distribution                                                2,678.4          2,664.1         2,631.5
  Shipping                                                          224.2            219.8           222.8
  Other                                                                .2               .2              .1
                                                                  2,902.8          2,884.1         2,854.4
  Less accumulated depreciation                                   1,206.7          1,227.9         1,207.3
                                                                  1,696.1          1,656.2         1,647.1

Other assets                                                         66.3             56.9            56.9

                                                                $ 2,058.6        $ 2,222.1       $ 2,074.6

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                     $    50.3        $      .3       $      .4
  Short-term borrowings                                             133.2            304.0           171.5
  Accounts payable                                                  236.0            229.0           228.4
  Other                                                              31.7             51.0            42.1
                                                                    451.2            584.3           442.4
Deferred credits and other liabilities
  Deferred income taxes                                             171.3            168.2           167.5
  Regulatory income tax liability                                    91.3             95.5           100.2
  Unamortized investment tax credits                                 54.3             55.9            56.5
  Other                                                             142.2            138.7           141.3
                                                                    459.1            458.3           465.5

Capitalization
  Long-term debt                                                    458.9            458.9           450.3
  Preferred and preference stock
    Redeemable                                                        9.3             16.6            16.6
    Nonredeemable                                                      .1               .1              .1
  Common equity
    Common stock                                                    130.4            134.9           136.4
    Paid-in capital                                                  90.5            134.5           149.2
    Retained earnings (since December 31, 1985)                     459.1            434.5           414.1
                                                                  1,148.3          1,179.5         1,166.7

                                                                $ 2,058.6        $ 2,222.1       $ 2,074.6
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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended September 30 were (millions):


                                      Nine months        Twelve months
                                     1994      1993      1994      1993

Income taxes paid                   $65.9     $56.0     $81.4     $69.5

Interest paid                        35.0      40.1      39.4      44.3


REGULATORY MATTERS

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order
636. Virtually all of these costs are being included in pipeline transportation rates as demand surcharges. Although Northern Illinois Gas' major pipeline transporters have submitted cost recovery filings to the FERC, the FERC has not completed action on all filings, and additional filings to the FERC are expected. The transition costs Northern Illinois Gas will ultimately incur over the next several years are dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors and are uncertain at this time; however, the amount is expected to be substantial.

In March 1994, the Ill.C.C. authorized Illinois local gas distribution companies, including Northern Illinois Gas, to recover all prudently incurred transition costs from their customers. In September 1994, upon rehearing, the Ill.C.C. entered an order revising the method by which certain of these costs are to be recovered. A petition by industrial consumers for rehearing of the latest order has been denied. The company has been recovering such costs through its Uniform Purchased Gas Adjustment Clause.

The company believes that the changes required by Order 636 will not have a material impact on its financial condition or results of operations. Appropriate accruals for transition costs incurred through September 30, 1994 have been recorded.



NICOR Inc.                                                           Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Continued)

SHORT- AND LONG-TERM DEBT

On August 1, 1994 the company replaced its $50 million long-term credit agreement with short-term credit agreements.

In July 1994, Northern Illinois Gas redeemed $50 million of 8.70% First Mortgage Bonds due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured Notes due in July 1995.

In August 1994, Northern Illinois Gas issued $50 million of 8-1/4% First Mortgage Bonds due in 2024. The net proceeds from the sale of the bonds are being used for general corporate purposes, including construction programs.

REDEEMABLE PREFERENCE STOCK

On May 1, 1994 the company redeemed its 7.9% preference stock at a price of $505 per share.

CONTINGENCIES

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act (NGPA) Section 108 prices, which are substantially higher than market prices, for production since 1989. While the FERC initially upheld an Administrative Law Judge's decision in favor of NICOR Exploration Company, it subsequently reversed itself and found for the producer. The FERC has denied NICOR Exploration Company's request for rehearing and NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through September 30, 1994 could approximate $10 million. The potential additional cost after September 30, 1994 is dependent on production rates, the mechanical condition and economic life of the well, the difference between market prices and NGPA 108 prices, and other factors and therefore cannot be reasonably estimated at this time.

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



NICOR Inc.                                                           Page 7

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of these sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned for 1995 at seven of the 28 sites. At another of the sites, the current owner is seeking to allocate future cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners or other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argues that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argue that they should be entitled to recover capital costs in addition to cleanup costs.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

DISCONTINUED OPERATIONS

Summarized financial results of the discontinued operations for the periods ended September 30, 1993 were (in millions):

                                             Nine months     Twelve months

Operating revenues                              $15.9            $35.6

Income before income taxes                      $ 3.5            $ 9.2
Income taxes                                      1.2              3.4

Income from discontinued operations             $ 2.3            $ 5.8



NICOR Inc.                                                           Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1993 Annual Report on
Form 10-K.

NICOR's third quarter 1994 net income was $7.5 million, down from $9.2 million in 1993 due to lower operating results in the gas distribution segment. Earnings per common share were $.14, compared with $.16 in the third quarter of 1993.

Net income from continuing operations for the nine months ended
September 30, 1994 increased to $74.7 million from $72.3 million in 1993 due primarily to lower interest expense. Earnings per common share from continuing operations, which were $1.40, up from $1.29 a year ago, also benefited from the company's common stock buy-back program. In June 1993, NICOR sold its oil and gas operations. Including these discontinued operations, NICOR's year-to-date September 30, 1993 net income was $74.6 million and earnings per common share were $1.33.

Net income from continuing operations for the twelve months ended
September 30, 1994 rose to $111.9 million from $103.5 million a year ago. Earnings per common share from continuing operations were $2.09 compared with $1.85 a year ago. The increase was due to an improvement in nonoperating income and lower interest expense. Per share results also benefited from the company's common stock buy-back program. Including discontinued operations, net income for the twelve months ended
September 30, 1993 totalled $114 million and earnings per common share were $2.04.

Operating income (loss) for the periods ended September 30 by business segment was (millions):

                        Three months       Nine months       Twelve months
                        1994    1993      1994     1993      1994     1993

  Gas distribution     $ 15.6  $ 18.5    $125.8   $128.3    $185.2   $188.4
  Shipping                3.7     3.5      11.5      9.9      17.1     13.8
  Other                  (1.1)    (.9)     (3.1)    (3.2)     (5.0)    (4.2)

                       $ 18.2  $ 21.1    $134.2   $135.0    $197.3   $198.0



NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

The following summarizes operating income comparisons by business segment:

- -       Gas distribution operating income for the third quarter of 1994 decreased $2.9 million as a result of higher operating and maintenance (O&M) expense and the adverse impact of warmer weather. For the nine- and twelve-month periods, operating income decreased $2.5 million and $3.2 million, respectively, due to higher O&M expense and depreciation, partially offset by the impact of increased deliveries.

- -       Shipping operating income for the three-, nine- and twelve-month periods increased $.2 million, $1.6 million and $3.3 million, respectively, due to higher margins on containerized shipping and an increase in chartering income, partially offset by an increase in administrative and general expense.

The company believes that 1995 will hold several earnings challenges. Capital expenditures in the gas distribution segment will exceed typical levels in 1994 and 1995 primarily because of utility projects that will enable the company to reduce gas costs to its customers. These expenditures will result in increases in 1995 interest expense and depreciation. In addition, 1994 includes positive factors, such as income tax benefits and a small asset sale, not expected to recur in 1995.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 12 and 13. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues decreased $19.5 million in the third quarter to $166 million due to the effect of lower gas costs, which are passed through to customers, and the impact of warmer weather on the gas distribution segment. For the nine- and twelve-month periods, operating revenues increased $77.6 million to $1,213.8 million and $48.7 million to $1,751.6 million, respectively, due primarily to higher revenues in the gas distribution segment. Higher gas costs and the positive impact of colder weather more than offset a shifting of customers from sales to transportation service.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, for the periods ended September 30 was as follows:

                           Three months     Nine months     Twelve months
                           1994    1993    1994     1993    1994    1993
Gas distribution margin
  (millions)              $ 64.6  $ 64.1  $313.0   $300.7  $442.7  $429.4

Margin per Mcf delivered    1.11    1.12     .87      .90     .86     .88



NICOR Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Gas distribution margin increased $12.3 million and $13.3 million in the nine- and twelve-month periods, respectively. Higher deliveries resulting from the positive impact of colder weather and increased deliveries to an electric generating facility benefited both periods. Margin per Mcf delivered decreased in each period due to additional lower-margin deliveries resulting from the commencement of deliveries in May 1993 to the electric generating facility. For the three-, nine- and twelve-month periods, deliveries to the facility increased 3.3 Bcf, 15.9 Bcf and 19.8 Bcf, respectively.

Operating and maintenance expense rose for each period as a result of increases in both segments. In the gas distribution segment, expense comparisons for each period were negatively impacted by higher administrative and general expense. In the shipping segment, the increase in each period was due primarily to higher shore and vessel costs along with increased administrative and general expense.

Depreciation expense increased in each period primarily as a result of plant additions in the gas distribution segment.

Other income decreased for the three-month period due primarily to the impact of higher interest on income tax adjustments. For the twelve-month period, the increase was due primarily to the 1992 writedown of an equity investment in the shipping segment.

Interest on debt decreased for the nine- and twelve-month periods due to reduced borrowing levels and lower interest rates.

The effective income tax rate in the third quarter of 1994 decreased from the corresponding 1993 period due primarily to the retroactive increase in the federal income tax rate which was recognized in the third quarter of 1993. The third quarter 1994 effective income tax rate was unusually low due to adjustments related to prior interim periods.

FINANCIAL CONDITION

Net cash flow from continuing operations for the nine- and twelve-month periods increased $32.1 million and $67.2 million, respectively, due to the timing of the recovery of gas costs from customers in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks, which serve as backup for the issuance of commercial paper. At September 30, 1994, these agreements totaled $360 million, and the company had $130.7 million in commercial paper outstanding. On August 1, 1994, the company replaced its long-term credit agreement with short-term credit agreements.



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

In July 1994, Northern Illinois Gas redeemed $50 million of 8.70% First Mortgage Bonds due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured Notes due in July 1995.

In August 1994, Northern Illinois Gas issued $50 million of 8-1/4% First Mortgage Bonds due in 2024. The net proceeds from the sale of the bonds are being used for general corporate purposes, including construction programs.

On May 1, 1994 the company redeemed its 7.90% preference stock at a price of $505 per share.

In July 1994, the company completed the $100 million common stock buy-back program initiated in 1993. During 1994, NICOR purchased and retired 1.8 million common shares at an aggregate cost of $47.9 million.

In September 1994, NICOR announced another stock repurchase program having an aggregate market value of up to $50 million. The purchases, which began in October 1994, are being made as market conditions permit through open market transactions.

Effective with the dividend paid on May 1, 1994 NICOR's quarterly dividend on common stock was increased 3.3 percent to 31.5 cents per share.

OTHER MATTERS

In March 1994, the Ill.C.C. authorized Illinois local gas distribution companies, including Northern Illinois Gas, to recover all prudently incurred FERC Order 636 transition costs from their customers. The company has been recovering such costs through its Uniform Purchased Gas Adjustment Clause. For further information, see page 5, Regulatory Matters.

The FERC has denied NICOR Exploration Company's request for rehearing in the matter of NGPA Section 108 prices. NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. For further information, see page 6, Contingencies.

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argues that no cleanup costs should be recoverable from ratepayers.
Northern Illinois Gas and other utilities argue that they should be entitled to recover capital costs in addition to cleanup costs. For further information, see page 6, Contingencies.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                           Three months ended     Nine months ended     Twelve months ended
                                              September 30           September 30           September 30
                                            1994       1993        1994       1993        1994       1993
Operating revenues (millions):
 Sales
   Residential                            $   80.5   $   94.4    $  707.1   $  656.6    $1,039.7   $  995.7
   Commercial                                 19.0       25.3       197.8      197.4       292.5      308.0
   Industrial                                  2.7        4.6        40.2       38.9        56.7       60.6
                                             102.2      124.3       945.1      892.9     1,388.9    1,364.3
 Transportation
   Commercial                                  5.9        5.2        30.0       26.5        42.3       40.7
   Industrial                                 10.6       10.2        37.8       34.5        51.4       52.3
                                              16.5       15.4        67.8       61.0        93.7       93.0

 Revenue taxes and other                      10.5       10.6        90.8       80.3       120.2      109.3

                                          $  129.2   $  150.3    $1,103.7   $1,034.2    $1,602.8   $1,566.6



Deliveries (Bcf):
 Sales
   Residential                                14.9       16.0       153.7      148.6       227.8      223.9
   Commercial                                  3.8        4.7        43.7       45.8        64.8       70.9
   Industrial                                   .6        1.1         9.5        9.9        13.4       15.1
                                              19.3       21.8       206.9      204.3       306.0      309.9
 Transportation
   Commercial                                  6.0        5.4        38.1       33.3        54.8       48.7
   Industrial                                 32.6       29.8       113.4       94.8       154.0      128.4
                                              38.6       35.2       151.5      128.1       208.8      177.1

                                              57.9       57.0       358.4      332.4       514.8      487.0


Gas cost per Mcf sold                     $   2.80   $   3.41    $   3.39   $   3.18    $   3.40   $   3.27

Weather statistics:
 Degree days                                    66        146       4,082      3,962       6,292      6,083
 Percent colder (warmer) than normal             8        139           3          -           2         (2)



Customers at end of period (thousands):
   Residential                             1,610.3    1,580.8
   Commercial                                153.4      151.4
   Industrial                                 13.6       13.5

                                           1,777.3    1,745.7


NICOR Inc.                                                                                           Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)


                                              Three months ended     Nine months ended     Twelve months ended
                                                 September 30           September 30           September 30
                                               1994        1993       1994        1993       1994        1993

Shipping

Operating revenues (millions)                $  36.5     $  35.2    $ 109.6     $ 102.0    $ 148.2     $ 136.3

Operating income (millions)                  $   3.7     $   3.5    $  11.5     $   9.9    $  17.1     $  13.8

TEUs shipped (thousands)
  Southbound                                    17.9        19.0       53.8        55.4       73.7        74.0
  Northbound                                     3.8         4.3       12.6        11.9       16.8        15.2
  Interisland                                    1.3          .6        3.0         1.8        3.5         2.4

                                                23.0        23.9       69.4        69.1       94.0        91.6

Revenue per TEU                              $ 1,503     $ 1,428    $ 1,516     $ 1,450    $ 1,517     $ 1,468

Ports served (at September 30)                    22          22

Vessels owned (at September 30)                   14          14



NICOR Inc.                                                           Page 14

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 16 filed herewith.

  (b) The company did not file a report on Form 8-K during the third quarter of 1994.



NICOR Inc.                                                           Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        NICOR Inc.




Date   November 9, 1994                 By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                              Vice President, Secretary
                                                    and Controller



NICOR Inc.                                                           Page 16

Exhibit Index

Exhibit
 Number                  Description of Document

  3.01 * Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, NICOR Inc., Exhibit A-1 and Exhibit B thereto.)

  4.01 * Supplemental Indenture, dated August 15, 1994 of Northern Illinois Gas Company to Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for Third Quarter of 1994, Northern Illinois Gas Company, Exhibit 4.01.)

 27.01   Financial Data Schedule.






* These exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein as exhibits by reference. The file numbers and exhibit numbers are stated in parentheses in the description of such exhibits.