Form 10-K405
NICOR INC
filed 1995-03-24
CIK 72020

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                              FORM 10-K


(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal year ended December 31, 1994
or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from            to

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1995, 51,097,328 common shares were outstanding, and the aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1995 Annual Meeting Definitive Proxy Statement, dated March 22, 1995 are incorporated by reference into Part III.




NICOR Inc.                                                           Page i

Table of Contents

Item No.                                                                 Page
           Part I

    1.     Business................................................        1

    2.     Properties..............................................        9

    3.     Legal Proceedings.......................................        9

    4.     Submission of Matters to a Vote of Security Holders.....        9

           Executive Officers of the Registrant....................       10

           Part II

    5.     Market for Registrant's Common Equity and Related
             Stockholder Matters...................................       11

    6.     Selected Financial Data.................................       12

    7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................       13

    8.     Financial Statements and Supplementary Data.............       26

    9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................       44

           Part III

   10.     Directors and Executive Officers of the Registrant......       44

   11.     Executive Compensation..................................       44

   12.     Security Ownership of Certain Beneficial Owners
             and Management........................................       44

   13.     Certain Relationships and Related Transactions..........       44

           Part IV

   14.     Exhibits, Financial Statement Schedule, and Reports
             on Form 8-K...........................................       45

           Signatures..............................................       47

           Exhibit Index...........................................       48


Selected abbreviations:

FERC - Federal Energy Regulatory Commission
Ill.C.C. - Illinois Commerce Commission
Mcf, MMcf, Bcf - Thousand cubic feet, million cubic feet,
                 billion cubic feet
TEU - Twenty-foot equivalent unit




NICOR Inc.                                                           Page 1

PART I

Item 1.  Business

NICOR Inc. ("NICOR"), incorporated in 1976, is a diversified holding company and through its wholly owned subsidiaries is engaged in gas distribution (Northern Illinois Gas) and containerized shipping (Tropical Shipping). NICOR previously conducted operations in the oil and gas business, which were classified as discontinued in the first quarter of 1993. The sale of the oil and gas operations was completed in 1993. NICOR had approximately 3,400 employees at year-end 1994.

Gas distribution, NICOR's primary segment, accounted for approximately 90 percent of NICOR's assets at December 31, 1994 and 1993, up from 85 percent at December 31, 1992. Northern Illinois Gas' operating income ranged from 91 percent to 94 percent of consolidated operating income during the three years ended December 31, 1994. NICOR provides financial information on both of its business segments in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 25.

The mailing address of the company's general office is P.O. Box 3014, Naperville, Illinois 60566-7014. The telephone number is (708) 305-9500.

GAS DISTRIBUTION

General

Northern Illinois Gas, formed in 1954, is one of the nation's largest gas distribution utilities, serving more than 1.8 million customers. The company has approximately 2,300 employees, of which about 70 percent are covered by provisions of a collective bargaining agreement which expires on February 28, 1997. The company's service territory spans over 17,000 square miles, covering 544 communities and adjacent areas in 35 counties and includes most of the northern third of Illinois outside the city of Chicago. Franchise agreements with 474 municipalities have remaining terms ranging up to 50 years, 53 percent of which expire in 20 years or more.

The Northern Illinois Gas service territory has a stable economic base that provides strong and balanced demand among residential, commercial and industrial customers. Residential customers account for about 45 percent of the company's total gas deliveries, while industrial and commercial customers account for approximately 30 percent and 25 percent of deliveries, respectively (refer to Operating Statistics on page 20). In addition, the company's five largest industrial customers operate in five distinct industries and account for less than 10 percent of total deliveries. This diversification reduces the potential impact of industry-specific economic swings.

Gas deliveries are seasonal since approximately 50 percent are used for space heating. Typically, 70 to 75 percent of deliveries and revenues occur from October 1 to March 31.




NICOR Inc.                                                           Page 2

Item 1.  Business (continued)

Customer Services

In addition to gas sales to all customer classes, Northern Illinois Gas provides transportation, storage and backup services to commercial and industrial customers who purchase their own gas supplies. Transportation service provides customers the opportunity to lower their overall costs by purchasing gas directly and transporting it to their facilities through the company's distribution system. The company's supply backup to customers varies from zero to 100 percent. Northern Illinois Gas receives a margin generally comparable to gas sales for transportation service with full backup, but it may receive a somewhat reduced margin if less backup is requested.

Northern Illinois Gas continues to make a portion of its underground storage capacity available to its transportation customers for a fee. The company also started a new service for the 1994-1995 heating season which makes underground storage capacity available to transportation customers, gas brokers and marketers for a fee. About 18 Bcf of storage capacity is available under these two programs and approximately 7,100 customers, brokers and marketers contracted to use the company's storage-for-fee services during the 1994-1995 heating season. In addition, in 1993, the company entered into a two-year agreement to lease 2 Bcf of storage capacity to a gas marketer.

Northern Illinois Gas is continuing to explore ways of enhancing profitability that benefit ratepayers and shareholders alike. In 1994, the company entered into a five-year agreement with an interstate pipeline company to transport gas from the pipeline through the Northern Illinois Gas system to a neighboring gas distribution utility. The agreement, which calls for Northern Illinois Gas to deliver up to 125 MMcf per day beginning in late 1995, is pending Ill.C.C. approvals. In 1993, the company entered into a partnership to develop the Chicago Hub, the first market-area hub in the United States owned and operated by a local distribution company. A hub is a marketplace where buyers and sellers of natural gas negotiate transactions to transport or temporarily borrow or store gas supplies. In late 1992, Northern Illinois Gas began offering account management services to its transportation customers. These services include nominations for gas acquisition, verification of customer purchases, gas storage management and specialized customer billing. The company currently manages accounts for about 1,500 of its 17,600 transportation customers. While the combined operating results from these activities are modest, these ventures demonstrate the company's commitment to developing nontraditional sources of income.




NICOR Inc.                                                           Page 3

Item 1.  Business (continued)

Sources of Gas Supply

Northern Illinois Gas contracts separately for gas supply, pipeline transportation and leased storage services. The company also owns extensive underground storage facilities located within its service territory.

FERC Order 636, issued in April 1992, substantially restructured the interstate sale and transportation of gas beginning with the 1993-1994 heating season. Prior to FERC Order 636, Northern Illinois Gas purchased a significant portion of its gas supplies from pipeline suppliers at rates regulated by the FERC. The company now purchases gas supplies on a deregulated basis directly from producers, marketers and pipeline affiliates. Pipeline transportation and storage services are contracted for separately at rates which continue to be regulated by the FERC. The company's transition to the post-Order 636 operating environment was made with no major difficulties. For further information, see page 34, FERC Order 636.

The company contracts for gas supplies and pipeline transportation and storage services, which when combined with company-owned storage, were sufficient to meet peak day, seasonal and annual requirements during 1994. On January 18, 1994, the company provided record customer deliveries of
4.6 Bcf of natural gas with no customer curtailments.

Northern Illinois Gas makes no representation as to either the existing or potential gas reserves of its suppliers or to any future gas supply curtailments.

Pipeline transportation contracts. Northern Illinois Gas is directly connected to five interstate pipelines which provide access to most of the major gas-producing areas in the United States and Canada. The company's primary firm transportation contracts with these pipelines are summarized below:

                                                             Total maximum
                                    Year of service         daily contract
                                        agreement             quantities
      Major pipelines                  expiration                (Bcf)

Natural Gas Pipeline Company
  of America (NGPL)                        1995(a)                1.04(b)

Midwestern Gas Transmission
  Company (Midwestern)                     2000                    .27

Northern Natural Gas Company
  (Northern Natural)                       1997                    .19

                                                                  1.50

(a) This contract expires December 1, 1995. The company has entered into negotiations with Natural Gas Pipeline Company of America concerning pipeline services thereafter and believes an agreement will be reached before the contract expiration date.
(b) Excludes .49 Bcf of delivered storage service.




NICOR Inc.                                                           Page 4

Item 1.  Business (continued)

The company contracts for transportation capacity necessary to meet peak day requirements. Contracted capacity that is not needed during off-peak periods can be released to other shippers under FERC-mandated capacity release provisions, with proceeds directly reducing the company's cost of gas charged to customers. Northern Illinois Gas was active in the capacity release market in 1994.

Gas supply. Northern Illinois Gas maintains a diversified portfolio of gas supply contracts. At the end of 1994, the company had approximately 60 firm direct gas supply contracts with terms generally ranging from one to five years. Nearly half of the contracted volumes expire in 1995, and the company expects to replace them with new contracts having terms generally ranging from one to three years.

The company also purchases gas supplies on the spot market to take advantage of favorable short-term pricing. In 1994, the company purchased approximately 15 percent of its gas supplies on the spot market.

The sources of gas purchased for the past three years were:


                                         Year ended December 31
                               1994               1993               1992
      Source               Bcf      %         Bcf      %         Bcf      %

Firm direct supply        246.8    84.6      139.3    46.8       76.0    25.6

Spot gas                   44.8    15.4      115.8    38.9       69.3    23.4

Pipeline suppliers            -       -       42.8    14.3      150.4    50.7

Other                         -       -          -       -         .7      .3

                          291.6   100.0      297.9   100.0      296.4   100.0



The company's transportation customers also purchase gas supplies. Approximately 40 percent of the gas that the company delivered in 1994 was purchased by transportation customers directly from producers and marketers rather than from the company.




NICOR Inc.                                                           Page 5

Item 1.  Business (continued)

Storage. Northern Illinois Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is able to meet up to 65 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf in and out of storage. The company continues to take steps to increase the capabilities of its storage facilities. Northern Illinois Gas also leases about 36 Bcf of storage from interstate pipelines and other storage facility operators. Storage facilities provide supply flexibility, improve reliability of deliveries and help reduce costs.

Competition/Demand

Northern Illinois Gas is the largest utility energy supplier in Illinois, delivering about one-third of all utility energy consumed in the state.
More than 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Demand for gas may be influenced by such factors as weather, the economy, new sources and uses of energy, customer conservation efforts, technological advances, pricing of gas and competitive fuels, environmental considerations, state and federal regulatory policies and the customers' overall expectations about the future. Customer conservation efforts are affected by many factors, including the company's conservation programs which encourage customers to evaluate their energy use.

Northern Illinois Gas' efforts to add new revenues in the commercial and industrial markets continue to progress. The company has greatly increased deliveries in the electric power generation market. In 1993, the company began deliveries to provide gas to a large electric-generating station. Deliveries to this station may vary widely from year to year depending on demand for electricity, operation of other plants and the cost of natural gas relative to other fuels. In 1994, the company delivered
31.4 Bcf of gas for electric power generation, compared to 11.7 Bcf in 1993.

Gas fired cogeneration provides another opportunity to increase gas deliveries. The company estimates that customer use for cogeneration accounted for about 4 Bcf of gas in 1994. While the operating costs of cogeneration for some users are much lower than electricity, gas-fired cogeneration requires an initial capital investment, and competitors have made aggressive pricing moves to retain their market shares. In the future, any deregulation of the electric utility industry may further increase competition in the cogeneration market.

The Clean Air Act is having a positive impact on the demand for natural gas, particularly in the relatively small but rapidly growing market for large-tonnage gas air conditioning. Clean air initiatives require the phaseout of ozone-depleting chlorofluorocarbon (CFC) refrigerants by the end of 1995.
As a result, many businesses are now turning to natural gas for their cooling needs. Estimates indicate that the company's customers used about 1 Bcf of gas for large-tonnage gas air conditioning in 1994.




NICOR Inc.                                                           Page 6

Item 1.  Business (continued)

Despite steady growth from customer additions and gains in diversified uses, the net increase in annual deliveries is significantly affected by the impact of continuing improvements in energy efficiency. In the next five years, it is estimated that one-fourth of existing residential customers will replace their heating systems with new, energy-efficient furnaces. These efficiency improvements are expected to decrease annual gas deliveries to existing customers by about 1 percent each year.

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels, and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and competitive alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and significant underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with direct access to gas supplies and storage services. In addition, in an effort to ensure supply reliability, Northern Illinois Gas purchases gas from a diverse group of suppliers in several different producing regions under varied contract terms.

Regulation

Northern Illinois Gas is regulated by the Ill.C.C., which establishes the rules and regulations governing utility rates and services in Illinois. Investor-owned utilities operating in Illinois are regulated by the Ill.C.C. The Ill.C.C. has seven members, each appointed for a five-year term by the governor and confirmed by the Illinois Senate.

Rates are designed to allow Northern Illinois Gas to recover its costs and provide an opportunity to earn a fair return on investment. The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer with no markup.

Properties

The gas distribution, transmission and storage system includes approximately 28,000 miles of steel, plastic and cast iron main; approximately 24,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.




NICOR Inc.                                                           Page 7

Item 1.  Business (continued)

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields.
Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Northern Illinois Gas Operating Statistics


                                               Year ended December 31

                                           1994         1993          1992

Percent of customers with gas
  space heating                             96.8%        96.7%         96.5%
Peak-day sendout (Bcf)                        4.6          3.4           3.5
Average temperature on peak day
  (degrees in Fahrenheit)                     (14)           6             2
Degree days* (normal 6,176)                 5,851        6,172         5,714
Customers per employee (average)              775          748           720



* Degree days - The number of degrees by which the daily mean temperature falls below 65 degrees Fahrenheit.


See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, page 20, for operating revenues, deliveries and customers.

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

In 1993, two new vessels were added to the fleet, increasing the company's ability to serve new ports and enhance operating efficiency. The company also began a joint service with Compagnie Generale Maritime of France in 1993, providing shipping services to five ports in the eastern Caribbean which had not previously been served by the company.




NICOR Inc.                                                           Page 8

Item 1.  Business (concluded)

Tropical Shipping's fleet consists of 14 owned vessels with a container capacity totaling approximately 3,100 TEUs. Whenever possible, excess capacity in Tropical Shipping's 14-vessel fleet is chartered out on a short-term basis. In addition, the company owns containers, container-handling equipment, chassis and other equipment. Real property, the majority of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served. Tropical Shipping also has sales offices in Canada and England.

The current business environment in the Caribbean is characterized by modest market growth, intensifying price competition and increasing service parity, making cost management increasingly critical to Tropical Shipping's financial performance. In order to meet these challenges, the company is focusing on building closer ties with its customers, and improving its cargo mix and operating efficiency. In addition, Tropical Shipping plans to reduce capital spending through improved equipment management and vessel utilization, and the reduction or elimination of low-margin port calls. Growth is expected to come from higher-margin, less capital-intensive services provided to existing markets and new destinations.

NEW VENTURES

NICOR Energy Services began operations in 1993, offering a variety of maintenance and repair contracts for residential heating, air conditioning and water heating equipment. The company now has about 11,000 customers.

In 1994, two new ventures, NICOR Technologies Inc. and NICOR Energy Ventures, were formed. NICOR Technologies Inc. was created to move new technologies, primarily natural gas-related, from concept to marketplace and to offer consulting services to the natural gas industry. NICOR Energy Ventures was formed as a holding company for several nonutility projects, including the development of an electronic bulletin board system, management of transportation accounts outside the Northern Illinois Gas service territory, and participation in a partnership to develop a natural gas vehicle infrastructure in the Chicago area.

Although not yet profitable, these new ventures are expected to complement the strengths of the gas distribution business.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on page 42.




NICOR Inc.                                                           Page 9

Item 2.  Properties

Information with respect to this item concerning NICOR and its subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. The company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group, which argues that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argue that they should be entitled to recover capital costs in addition to cleanup costs. For additional information, see page 42, Contingencies.

Item 4.  Submission of Matters to a Vote of Security Holders

None.




NICOR Inc.                                                          Page 10

Executive Officers of the Registrant

       Name             Age             Current Position and Background

Richard G. Cline         60     Chairman and Chief Executive Officer, NICOR
                                (since 1986), and President, NICOR (1990-1994 and 1985-1987).*

Thomas L. Fisher         50     President and Chief Operating Officer, NICOR
                                (since 1994), as well as President and Chief
                                Executive Officer, Northern Illinois Gas
                                (since 1988).*

David L. Cyranoski       51     Senior Vice President, NICOR (March 1995),
                                Vice President, NICOR (1992-1995), Secretary and Controller, NICOR (since 1992), as well as Senior Vice President, Northern Illinois
                                Gas (March 1995), Vice President, Northern
                                Illinois Gas (1990-1995), Controller,
                                Northern Illinois Gas (since 1984) and
                                Secretary, Northern Illinois Gas (since
                                1993).

Thomas A. Nardi          40     Senior Vice President Nonutility Operations
                                and Business Development, NICOR (March 1995),
                                Vice President Business Development, NICOR
                                (1994-1995), as well as Senior Vice President
                                Business Development, Northern Illinois Gas
                                (March 1995), Vice President Business
                                Development and Supply, Northern Illinois Gas
                                (1990-1995), Secretary, Northern Illinois Gas
                                (1989-1992) and Treasurer, Northern Illinois
                                Gas (1989-1990).

John C. Flowers          56     Vice President Human Resources, NICOR (since
                                1984), as well as Vice President Personnel,
                                Northern Illinois Gas (since 1993).

Donald W. Lohrentz       58     Treasurer, NICOR (since 1987), as well as
                                Vice President Northern Illinois Gas (since
                                1985).  Treasurer, Northern Illinois Gas
                                (1990-1993, 1984-1989).

Edwin M. Werneke         56     Vice President Supply Ventures, NICOR (March
                                1995), as well as Vice President Supply
                                Administration, Northern Illinois Gas (March
                                1995) and Assistant Vice President, Northern
                                Illinois Gas (1988-1995).


* Mr. Cline has announced plans to retire as Chief Executive Officer of NICOR in May 1995 and as Chairman in December 1995. Mr. Fisher is expected to become Chief Executive Officer and Chairman upon Mr. Cline's retirement.


Executive officers of the company are elected annually by the Board of Directors.





NICOR Inc.                                                           Page 11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

NICOR common stock is listed on the New York and Chicago Stock Exchanges.
At February 28, 1995, there were approximately 43,500 common stockholders of record. On March 14, 1995, the Board of Directors declared a quarterly common stock dividend of 32 cents per share, payable May 1, 1995, to stockholders of record March 31, 1995. This payment represents an annual rate of $1.28 per share.

On March 10, 1993, the Board of Directors approved a two-for-one stock split which was distributed on April 26, 1993 to stockholders of record April 1, 1993. In July 1994, NICOR completed a $100 million common stock buy-back program initiated in 1993. In October 1994, another common stock repurchase program totaling $50 million was initiated. The purchases are being made as market conditions permit through open market transactions over a period of several months.

The common stock price range and dividends declared per common share by quarter for 1994 and 1993, restated for the two-for-one stock split in April 1993, are as follows:

                               Stock price          Dividends
           Quarter          High         Low         declared
          1994
            First         $29-1/4      $25-1/8        $.315
            Second         28-1/4       25-1/8         .315
            Third          26-1/2       23-5/8         .315
            Fourth         25           21-7/8         .315

          1993
            First         $29-1/2      $24-1/8        $.305
            Second         29-1/2       26-1/2         .305
            Third          31-5/8       25-5/8         .305
            Fourth         31-1/8       26-1/4         .305



NICOR Inc.                                                                             Page 12

Item 6.  Selected Financial Data
                                                          Year ended December 31

(Millions, except per share data)            1994       1993       1992       1991       1990

Operating revenues                         $1,609.4   $1,673.9   $1,546.5   $1,457.1   $1,471.7

Operating income                           $  193.7   $  198.1   $  188.3   $  185.4   $  181.1

Net income
  Continuing operations                    $  109.5   $  109.4   $   95.0   $   99.6   $  101.6
  Discontinued operations                         -        2.3       13.3        9.0       11.9

                                           $  109.5   $  111.7   $  108.3   $  108.6   $  113.5

Earnings per share of common stock(a)
  Continuing operations                    $   2.07   $   1.97   $   1.67   $   1.70   $   1.73
  Discontinued operations                         -        .04        .24        .15        .20

                                           $   2.07   $   2.01   $   1.91   $   1.85   $   1.93

Dividends declared per share of common
  stock(a)                                 $   1.26   $   1.22   $   1.18   $   1.12   $   1.06

Total assets                               $2,209.9   $2,222.1   $2,339.2   $2,279.7   $2,179.9

Capitalization
  Long-term debt                           $  458.9   $  458.9   $  417.2   $  458.0   $  421.5
  Redeemable preferred and preference
    stock                                       9.3       16.6       17.2       18.6       19.1
  Nonredeemable preferred and preference
    stock                                        .1         .1         .1        4.2        4.8
  Common equity                               683.4      703.9      711.6      703.9      676.3

                                           $1,151.7   $1,179.5   $1,146.1   $1,184.7   $1,121.7



<F1>
(a) Restated for the two-for-one stock split in April 1993.




NICOR Inc.                                                           Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in NICOR's operating results and financial condition from 1992 to 1994. This review also discusses business trends and uncertainties that might affect NICOR. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain abbreviations used herein are defined on page i.

SUMMARY

NICOR's two major business segments are gas distribution and shipping. Gas distribution is NICOR's primary business, accounting for approximately
90 percent of consolidated assets at December 31, 1994 and 1993. NICOR previously conducted operations in the oil and gas business, which were classified as discontinued in the first quarter of 1993. The sale of oil and gas operations was completed in 1993.

NICOR's 1994 income from continuing operations of $109.5 million was essentially unchanged from 1993 as lower operating income basically offset improvements in nonoperating items. In 1993, NICOR's income from continuing operations was up 15 percent from 1992 due primarily to stronger operating results in both the gas distribution and shipping segments and the 1992 write-down of an equity investment. Including income attributable to the discontinued oil and gas segment, NICOR's 1993 net income was $111.7 million.

Earnings per common share from continuing operations were $2.07 in 1994 compared with $1.97 in 1993 and $1.67 in 1992. Earnings per common share including discontinued operations were $2.07, $2.01 and $1.91 for the same years. Per share results benefitted from about 5 percent fewer average shares outstanding in 1994 compared with 1993 and about 2 percent fewer average shares in 1993 compared with 1992. Dividends declared per common share were $1.26, $1.22 and $1.18 for 1994, 1993 and 1992, respectively.

Gas distribution operating income comparisons reflect 5 percent warmer-than-normal weather in 1994, near normal weather in 1993 and 7 percent warmer-than-normal weather in 1992. In 1994, gas distribution operating income decreased 5 percent to $179.1 million as higher operating and maintenance expenses and depreciation more than offset a $4.2 million gain on the sale of oil and gas property interests. Further, deliveries increased 2 percent due to additional deliveries for electric power generation, but the related operating income benefit was more than offset by decreased demand associated with 5 percent warmer weather. In 1993, gas distribution operating income rose 4 percent to $187.6 million due primarily to the impact of colder weather which was partially offset by higher operating and maintenance expenses.

Shipping operating income rose 20 percent in 1994 to $18.6 million due to an improved cargo mix, increased chartering activity and additional volumes shipped. In 1993, shipping operating income was $15.5 million, up
$3.6 million. The improvement resulted mainly from increased volumes shipped.




NICOR Inc.                                                           Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash flow from continuing operations increased in 1993 and 1994 due primarily to the timing of gas cost recovery from customers and the impact of colder weather in 1993 in the gas distribution segment.

During 1993, the company refinanced about half of consolidated long-term debt at lower interest rates, reducing annual interest expense by about $5.5 million on the portion of the debt refinanced.

In July 1994, NICOR completed a $100 million common stock buy-back program initiated in 1993. In October 1994, another common stock repurchase program totaling $50 million was initiated. During the last three years, the company has repurchased and retired almost 6 million common shares at a cost of $150 million.

The company believes that 1995 will hold several earnings challenges which will likely result in earnings below the 1994 level. Capital expenditures in the gas distribution segment should exceed typical levels in 1995, primarily because of a utility project which will enable the company to reduce gas costs to its customers and help meet the demand for natural gas. These expenditures will result in increased depreciation and interest expense. In addition, 1994 included positive factors, such as income tax benefits and gains on asset sales, not expected to recur in 1995.


(Millions)                        1994          1993          1992

Operating revenues
  Gas distribution             $ 1,455.0     $ 1,533.3     $ 1,425.4
  Shipping                         153.0         140.5         121.1
  Other                              1.4            .1             -

                               $ 1,609.4     $ 1,673.9     $ 1,546.5


Operating income (loss)
  Gas distribution             $   179.1     $   187.6     $   179.6
  Shipping                          18.6          15.5          11.9
  Other                             (4.0)         (5.0)         (3.2)

                               $   193.7     $   198.1     $   188.3


FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of NICOR's businesses.




NICOR Inc.                                                           Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution. Since approximately 50 percent of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Northern Illinois Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels, and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and competitive alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and significant underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with direct access to gas supplies and storage services. Northern Illinois Gas' storage capabilities enable the company to minimize purchases of premium-cost pipeline services. Also, the company is currently negotiating a new contract for pipeline services from its primary pipeline transporter. One objective of these negotiations is to further reduce the cost of peak-day services while retaining needed operating flexibility. In addition, in an effort to ensure supply reliability, Northern Illinois Gas purchases gas from a diverse group of suppliers in several different producing regions under varied contract terms.

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. As a result, Northern Illinois Gas purchases gas supplies directly from producers, marketers and pipeline affiliates while contracting separately for pipeline transmission services. The changes required by Order 636 are not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 34, FERC
Order 636.

Gas Distribution Operating Statistics


                                           1994         1993         1992
Year-end customers (Thousands)           1,802.7      1,769.8      1,740.2
Margin per Mcf delivered                 $   .87      $   .88      $   .89
Average gas cost per Mcf sold               3.14         3.26         2.95
Degree days (Normal 6,176)                 5,851        6,172        5,714





NICOR Inc.                                                           Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In an effort to further reduce gas costs and strengthen its operating system, Northern Illinois Gas began work in 1994 on the Elgin-Volo project, a two-year, $65 million transmission and storage system improvement. The initial phase was completed in 1994, improving withdrawal and delivery capabilities at the company's storage field in Troy Grove, Illinois. The second phase will consist of the construction of 28 miles of transmission pipeline in one of the fastest growing regions of the company's service territory. The project will provide gas cost savings to customers, enable the company to meet future demand and provide the opportunity to sell additional transportation and storage services.

Northern Illinois Gas has been able to increase gas deliveries in recent years in part because of more diversified uses of natural gas. While the majority of the company's growth in the past has been driven by customer additions, diversified uses, such as electric power generation, cogeneration and large-tonnage gas air conditioning, are expected to continue to account for a significant portion of Northern Illinois Gas' growth in deliveries.

In 1993, Northern Illinois Gas began deliveries to provide gas to a large electric-generating station. Deliveries to this station may vary widely from year to year depending on demand for electricity, operation of other plants and the cost of natural gas relative to other fuels. In 1994, Northern Illinois Gas delivered 31.4 Bcf of gas for electric power generation, far exceeding initial expectations.

Despite steady growth from customer additions and gains in diversified uses, the net increase in annual deliveries is significantly affected by the impact of continuing improvements in energy efficiency. In the next five years, it is estimated that one-fourth of existing residential customers will replace their heating systems with new, energy-efficient furnaces. These efficiency improvements are expected to decrease annual gas deliveries to existing customers by about 1 percent each year. However, customer additions and the growth in diversified uses for natural gas provide an opportunity for Northern Illinois Gas to achieve modest overall growth in gas deliveries.

Beyond efforts to increase natural gas deliveries in its service territory, Northern Illinois Gas is working to increase profitability through nontraditional opportunities. In 1994, the company made available for a fee 20 Bcf of Northern Illinois Gas storage capacity to various customers, including transportation customers and a gas marketer. Also in 1994, Northern Illinois Gas entered into a five-year agreement with an interstate pipeline company to transport gas from the pipeline through the Northern Illinois Gas system to a neighboring gas distribution utility. The agreement, which calls for Northern Illinois Gas to deliver up to 125 MMcf per day beginning in December 1995, is pending Ill.C.C. approvals.

In 1993, Northern Illinois Gas entered into a partnership to develop the Chicago Hub, the first market-area hub in the United States owned and operated by a local distribution company. A hub is a marketplace where buyers and sellers of natural gas negotiate transactions to transport or




NICOR Inc.                                                           Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

temporarily borrow or store gas supplies. In late 1992, Northern Illinois Gas began offering account management services to its transportation customers. These services include nominations for gas acquisition, verification of customer purchases, gas storage management and specialized customer billing. The company currently manages accounts for about 1,500 of its 17,600 transportation customers.

While the combined operating results from these activities are modest, these ventures demonstrate the company's commitment to developing nontraditional sources of income.

Northern Illinois Gas plans to continue examining its operations in light of the changing environment. Part of that process involves a review of the company's organizational structure, which began in 1994 and has resulted in significant changes to the company's sales and marketing organization. Changes in other areas of the company are expected in 1995. Northern Illinois Gas also initiated a program in 1994 aimed at reducing the level of capital expenditures on an ongoing basis, while maintaining system integrity.

Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Northern Illinois Gas.

Northern Illinois Gas has avoided filing for a rate increase since 1981 because of growth in the company's service territory, decreasing interest rates during that period, and the company's ability to manage costs and develop new sources of revenue. If a rate case becomes necessary, the company's objective will remain the same as in the past: to seek rate relief to provide a fair return to stockholders. Beyond that, the company will continue to control costs and take steps to mitigate the need for future rate relief.

Shipping. Tropical Shipping's financial results can be significantly affected by business conditions in the United States and the Caribbean. Most of the markets served by Tropical Shipping depend on imports of food and other essential provisions. Tourism is a key element in their economies.

The current business environment in the Caribbean is characterized by modest market growth, intensifying price competition and increasing service parity, making cost management increasingly critical to Tropical Shipping's financial performance. In order to meet these challenges, the company is focusing on building closer ties with its customers and improving its cargo mix and operating efficiency. In addition, Tropical Shipping plans to reduce capital spending through improved equipment management and vessel utilization, and the reduction or elimination of low-margin port calls.




NICOR Inc.                                                           Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite a more competitive environment, Tropical Shipping has continued to maintain and broaden its customer base. In addition, whenever possible, excess capacity in Tropical Shipping's 14-vessel fleet is chartered out on a short-term basis. Growth is expected to come from higher-margin, less capital-intensive services provided to existing markets and new destinations.

In 1993, two new vessels were added to the fleet, increasing Tropical Shipping's ability to serve new ports and enhance operating efficiency. The company also began a joint service with Compagnie Generale Maritime of France in 1993, providing shipping services to five ports in the eastern Caribbean which had not previously been served by the company.

Shipping Operating Statistics


                                           1994      1993      1992
TEUs shipped (Thousands)
  Southbound                               75.2      75.3      66.5
  Northbound                               16.7      16.1      13.3
  Interisland                               4.0       2.4       2.2

                                           95.9      93.8      82.0

Ports served                                 22        22        16
Vessels owned                                14        14        12


New ventures. Beyond efforts to increase profitability in its core businesses, NICOR is working to increase shareholder value through several new ventures in an unregulated environment. These NICOR efforts are focusing on opportunities closely related to the company's strengths in its primary business, natural gas distribution. Currently, these new ventures include:

      - selling maintenance and repair service contracts for residential heating, air conditioning and water heating equipment,
      - assisting clients in the area of natural gas product development, testing and consulting,
      - developing an improved instrument for detecting and measuring combustible gases and carbon monoxide for commercial use,
      - providing turnkey refueling stations for the emerging natural gas vehicle market,
      -  selling an electronic bulletin board system, and
      - managing natural gas transportation accounts outside the Northern Illinois Gas service territory.

Although not yet profitable, these new ventures are expected to complement the strengths of the gas distribution business.

Contingencies. In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, NICOR has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The




NICOR Inc.                                                           Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to natural gas prices which are substantially higher than market. The company is also conducting environmental investigations at a barge-cleaning facility and former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 42, Contingencies.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting NICOR's earnings.

Revenues. NICOR's operating revenues decreased 4 percent to $1,609.4 million in 1994. Gas distribution revenues were 5 percent lower as a result of the recovery from customers of lower gas costs, customers switching from sales to transportation service and the effect of 5 percent warmer weather. Shipping revenues rose 9 percent to $153 million due to an improved cargo mix, increased charter activity and additional volumes shipped.

In 1993, NICOR's revenues rose 8 percent to $1,673.9 million. In the gas distribution segment, an 8 percent increase in revenues resulted from the recovery of higher gas costs from customers and the effect of 8 percent colder weather. Shipping revenues rose 16 percent to $140.5 million resulting mainly from increased volumes shipped. Expanded services to several new ports and higher volume in the U.S. Virgin Islands trade were largely responsible for the increase.

Margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes which are both passed directly through to customers, rose $6 million to $436.3 million in 1994. The improvement in margin resulted mainly from increased deliveries unrelated to weather and a $4.2 million gain on the sale of oil and gas property interests, partially offset by the negative effect of 5 percent warmer weather. Colder weather accounted for most of the $18.6 million increase in margin in 1993 compared to 1992. Margin per Mcf delivered decreased slightly from the prior year in both 1994 and 1993 due to additional lower-margin deliveries for electric power generation.

Operating and Maintenance. In 1994, operating and maintenance expenses were $272.7 million, up $16.6 million from the prior year. The shipping segment accounted for $8.7 million of the increase which was due primarily to higher volume-related operating expenses and the cost of an early retirement program. The gas distribution segment increase of $7.6 million related to several items, the largest being payroll, a new system maintenance program and damage claims.




NICOR Inc.                                                           Page 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1993, operating and maintenance expenses increased $26.4 million to $256.1 million due primarily to higher shore costs in the shipping segment caused largely by increased volumes. Expenses in the gas distribution segment also increased due mainly to a higher bad debt provision associated with additional revenues and higher postretirement benefits expense.

Gas Distribution Operating Statistics


                                        1994           1993           1992
Gas distribution margin (Millions)
  Sales
    Residential                      $   939.2      $   989.2      $   884.1
    Commercial                           260.0          292.1          279.8
    Industrial                            50.2           55.4           58.2
                                       1,249.4        1,336.7        1,222.1
  Transportation
    Commercial                            41.8           38.8           43.6
    Industrial                            51.2           48.1           65.5
                                          93.0           86.9          109.1
  Revenue taxes and other                112.6          109.7           94.2
  Operating revenues                   1,455.0        1,533.3        1,425.4
  Cost of gas                           (924.9)      (1,007.1)        (927.1)
  Revenue taxes                          (93.8)         (95.9)         (86.6)

                                     $   436.3      $   430.3      $   411.7

Deliveries (Bcf)
  Sales
    Residential                          215.8          222.7          213.6
    Commercial                            60.5           67.0           69.5
    Industrial                            12.4           13.7           15.9
                                         288.7          303.4          299.0
  Transportation
    Commercial                            54.2           50.0           44.7
    Industrial                           156.9          135.4          120.2
                                         211.1          185.4          164.9

                                         499.8          488.8          463.9

Year-end customers (Thousands)
  Sales
    Residential                       1,632.0         1,601.2        1,573.2
    Commercial                          141.5           141.7          142.6
    Industrial                           11.6            11.6           11.8
                                      1,785.1         1,754.5        1,727.6
  Transportation
    Commercial                           15.3            13.2           10.8
    Industrial                            2.3             2.1            1.8
                                         17.6            15.3           12.6

                                      1,802.7         1,769.8        1,740.2




NICOR Inc.                                                           Page 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation. In 1994, depreciation increased 7 percent to $103.1 million mainly as a result of plant additions in the gas distribution segment. In 1993, depreciation rose 2 percent to $96.5 million, primarily as a result of additions in both segments. Depreciation is expected to increase in 1995 at a rate similar to 1994.

Nonoperating items. In 1993, other income increased $10.3 million due primarily to the 1992 write-down of an equity investment in the shipping segment.

Interest charges declined $1.4 million in 1994 because of reduced borrowing levels. In 1993, lower interest rates resulted in a $5.3 million reduction in interest charges. Interest capitalized decreased $2.5 million in 1993 due primarily to the completion of the new corporate headquarters in the gas distribution segment and the completion of two vessels in the shipping segment.

Effective income tax rates were 31.8 percent, 33.1 percent and 32.5 percent for 1994, 1993 and 1992, respectively. The decrease in 1994 resulted primarily from a lower state tax provision. The 1993 increase was due to the change in the federal income tax rate from 34 percent to 35 percent effective January 1, 1993. The effective income tax rate is expected to increase in 1995 due primarily to a higher state tax provision and less excess deferred taxes turning around.

Discontinued operations. In 1992, NICOR Oil and Gas recorded a net gain of $4.7 million on the sale of its U.S. gas gathering and marketing operations and the planned disposal of its Canadian gas gathering operations. In April 1993, NICOR announced its intention to divest the entire oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in the fourth quarter, with no additional effect on net income. The sale of oil and gas operations was completed in 1993.

Accounting pronouncements. The company adopted Financial Accounting Standards Board (FASB) Statement No. 112, Employers' Accounting for Postemployment Benefits, on January 1, 1994. This statement requires recognition of the cost of certain postemployment benefits after employment but before retirement on an accrual basis during the years that employees earn the benefits. Implementation of this statement did not have a material impact on the company's financial condition or results of operations.

In 1992, the FASB issued Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires adjustments to deferred income taxes for tax rate changes and temporary differences between book and tax income not previously recorded. The statement was adopted by recording a cumulative effect adjustment on January 1, 1993, and did not have a material impact on the company's financial condition or results of operations. For further information, see page 34, Income Taxes.




NICOR Inc.                                                           Page 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1990, the FASB issued Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement No. 106 requires accrual of postretirement benefits other than pensions during the years of service in which they are earned. The company adopted Statement No. 106 prospectively as of January 1, 1993, by modifying its method of accruing these costs and amortizing the transition obligation on a straight-line basis over 20 years. Implementation of this statement increases other postretirement benefit expense by approximately $3 million annually and operating expense, after capitalization, by approximately $2 million annually. For further information, see page 38, Other postretirement benefits.

FINANCIAL CONDITION AND LIQUIDITY

Overall, NICOR's financial condition is sound. Long-term debt as a percentage of capitalization was 39.9 percent, 38.9 percent and 36.4 percent at year-end 1994, 1993 and 1992, respectively. Through the combination of stock repurchase programs and additional debt financings, a moderate increase in the ratio of debt to capitalization is expected in the future.

The company believes it has access to adequate resources to meet planned capital expenditures, debt and stock redemptions, dividends and working capital needs for 1995. These resources include net cash flow from operating activities, access to capital markets, unused lines of credit and short-term investments.

Operating. Net cash flow from continuing operations, NICOR's primary source of cash, was $298.4 million in 1994, $221.9 million in 1993 and $42.7 million in 1992. The increases in 1993 and 1994 were due primarily to the timing of the recovery of gas costs from customers and the impact of colder weather in 1993 in the gas distribution segment.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain gas distribution factors, including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. NICOR's capital expenditures, which are mainly in the gas distribution segment, were $172.1 million in 1994 compared with $141.6 million in 1993 and $151.4 million in 1992. The increase in 1994 is due primarily to the commencement of work on a two-year, $65 million construction program to improve the gas transmission and storage system. The decrease in 1993 compared to 1992 reflects the completion in 1993 of progress payments on the construction of two vessels.

Capital spending in 1995 is anticipated to be about $165 million, with $160 million for gas distribution. Approximately 25 percent of gas distribution capital expenditures is expected to be for the completion of the two-year gas transmission and storage system construction program. Shipping capital expenditures are expected to decrease as a result of




NICOR Inc.                                                           Page 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

improved equipment management and vessel utilization, and the reduction or elimination of low-margin port calls.


                                           Capital expenditures
                              Estimated                   Actual
(Millions)                       1995          1994        1993        1992
Gas distribution                  $ 160      $ 160.3     $ 127.4     $ 127.2
Shipping                              5         11.8        14.1        24.2
Other                                 -            -          .1           -

                                  $ 165      $ 172.1     $ 141.6     $ 151.4


The U.S. exploration and production and the Canadian gas gathering operations were sold in several transactions in 1993 for approximately
$140 million. Net proceeds from the sales were used to fund working capital requirements and the 1993 common stock buy-back program.

Financing. In August 1994, Northern Illinois Gas issued $50 million of 8-1/4% First Mortgage Bonds due in 2024, which represented the remaining $50 million of a December 1992 shelf registration statement. The net proceeds from the sale of the bonds were used for general corporate purposes, including construction programs.

In July 1994, Northern Illinois Gas redeemed $50 million of 8.70% First Mortgage Bonds due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured Notes due in July 1995.

In April 1994, Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding debt, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

During 1993, the company issued the following First Mortgage Bonds
(millions):


           Maturity          Interest rate         Amount
             1996                4.50 %            $ 50.0
             1997                5.50                25.0
             1998                5.875               25.0
             1999                6.25                25.0
             2000                5.875               50.0
             2023                7.375               50.0

                                                   $225.0





NICOR Inc.                                                           Page 24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net proceeds from the sale of bonds in 1993, together with other corporate funds, were used for maturities and early retirements, as follows
(millions):


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

                                                   $257.9


During 1993, about half of the debt outstanding at the beginning of the year was refinanced through the above issuances, reducing annual interest expense by about $5.5 million on the portion of the debt refinanced.

In 1993, Tropical Shipping refinanced $12.5 million of short-term notes payable by issuing a 5.66% promissory note maturing in December 1996.

In 1995, Northern Illinois Gas anticipates issuing, depending on market conditions, $50 million of debt to finance maturing debt.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. In 1994, the company replaced its long-term credit agreement with short-term credit agreements. At December 31, 1994, these agreements, which serve as backup for the issuance of commercial paper, totaled $360 million and the company had $243.9 million of commercial paper outstanding compared to $301.5 million at year-end 1993. The company had no borrowings under these credit agreements at year-end 1994.

In May 1994, NICOR redeemed its 7.90% preference stock at a price of $505 per share.

In October 1994, NICOR initiated a stock repurchase program having an aggregate market value of up to $50 million. The repurchases are being financed with existing financial assets, cash flow and utilization of short-term borrowings. NICOR purchased and retired common shares at a cost of $15 million under this program in 1994.

In July 1994, NICOR completed a $100 million common stock buy-back program initiated in 1993. These repurchases were financed with a portion of the proceeds from the 1993 sales of NICOR's oil and gas operations, existing financial assets, cash flow and utilization of short-term borrowings. Under this program, NICOR purchased and retired common shares at a cost of $48 million and $52 million in 1994 and 1993, respectively.




NICOR Inc.                                                           Page 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

The company increased its quarterly common stock dividend during 1994 for the seventh consecutive year. The company paid dividends of $66.9 million, $68.1 million and $66.7 million in 1994, 1993 and 1992, respectively.

In March 1993, NICOR announced a two-for-one stock split of the company's common, preferred and preference stocks to stockholders of record April 1, 1993.

Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to NICOR are not expected to have a material impact on NICOR's ability to meet its cash obligations.




NICOR Inc.                                                           Page 26

Item 8.  Financial Statements and Supplementary Data

                                                                        Page

Report of Independent Public Accountants                                 27

Financial Statements:

  Consolidated Statement of Income                                       28

  Consolidated Statement of Cash Flows                                   29

  Consolidated Balance Sheet                                             30

  Consolidated Statement of Capitalization                               31

  Consolidated Statement of Common Equity                                32

  Notes to the Consolidated Financial Statements                         33





NICOR Inc.                                                           Page 27

Report of Independent Public Accountants



To the Shareholders and Board of Directors of NICOR Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NICOR Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NICOR Inc. and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index (page 45) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       ARTHUR ANDERSEN LLP
                                       Arthur Andersen LLP

Chicago, Illinois
January 25, 1995




NICOR Inc.                                                                                                 Page 28

Consolidated Statement of Income
(Millions, except per share data)

                                                                                   Year ended December 31
                                                                            1994            1993            1992

Operating revenues                                                       $ 1,609.4       $ 1,673.9       $ 1,546.5

Operating expenses
  Cost of gas                                                                924.9         1,007.1           927.1
  Operating and maintenance                                                  272.7           256.1           229.7
  Depreciation                                                               103.1            96.5            94.7
  Taxes, other than income taxes                                             115.0           116.1           106.7

                                                                           1,415.7         1,475.8         1,358.2

Operating income                                                             193.7           198.1           188.3

Other income (expense)
  Interest income                                                              2.3             1.9             2.1
  Other, net                                                                   4.7             5.0            (5.5)

                                                                               7.0             6.9            (3.4)

Income before interest on debt and income taxes                              200.7           205.0           184.9

Interest on debt, net of amounts capitalized                                  40.1            41.4            44.2

Income before income taxes                                                   160.6           163.6           140.7

Income taxes                                                                  51.1            54.2            45.7

Income from continuing operations                                            109.5           109.4            95.0

Discontinued operations, net of income taxes
  Income from operations                                                         -             2.3             8.6
  Gain on disposal, net                                                          -               -             4.7

                                                                                 -             2.3            13.3

Net income                                                                   109.5           111.7           108.3

Dividends on preferred and preference stock                                     .6             1.0             1.2

Earnings applicable to common stock                                      $   108.9       $   110.7       $   107.1


Average shares of common stock outstanding                                    52.6            55.1            56.0

Earnings per average share of common stock
  Continuing operations                                                  $    2.07       $    1.97       $    1.67
  Discontinued operations                                                        -             .04             .24

                                                                         $    2.07       $    2.01       $    1.91




<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                 Page 29

Consolidated Statement of Cash Flows
(Millions)
                                                                                     Year ended December 31
                                                                               1994           1993           1992
Operating activities
  Net income                                                                 $ 109.5        $ 111.7        $ 108.3
    Less income from discontinued operations                                       -            2.3           13.3
  Income from continuing operations                                            109.5          109.4           95.0
  Adjustments to reconcile income from continuing
    operations to net cash flow provided from
    continuing operations:
      Depreciation                                                             103.1           96.5           94.7
      Deferred income tax expense (benefit)                                    (32.7)         (13.9)         (17.2)
                                                                               179.9          192.0          172.5
      Change in working capital items and other:
        Receivables, less allowances                                            58.5           12.2          (68.5)
        Gas in storage                                                           6.6           23.0           17.6
        Deferred/accrued gas costs                                              22.3          (14.5)         (51.4)
        Accounts payable                                                        30.9           13.0          (29.4)
        Other                                                                     .2           (3.8)           1.9

  Net cash flow provided from continuing operations                            298.4          221.9           42.7
  Net cash flow provided from (used for)
    discontinued operations                                                     (1.3)         (12.3)          29.5

  Net cash flow provided from operating activities                             297.1          209.6           72.2

Investing activities
  Capital expenditures                                                        (172.1)        (141.6)        (151.4)
  Short- and long-term investments                                              23.8          (17.2)          49.1
  Proceeds from sales of discontinued operations                                   -          139.9           25.1
  Other investing activities of discontinued operations                            -           (5.5)         (19.2)
  Other                                                                          1.3            1.6            3.3

  Net cash flow used for investing activities                                 (147.0)         (22.8)         (93.1)

Financing activities
  Net proceeds from issuing long-term debt                                      99.1          235.6          134.0
  Disbursements to retire long-term debt                                       (50.0)        (262.5)        (123.7)
  Short-term borrowings (repayments), net                                      (57.6)         (39.0)         114.5
  Dividends paid                                                               (66.9)         (68.1)         (66.7)
  Disbursements to reacquire stock                                             (71.6)         (60.0)         (41.0)
  Other                                                                           .9            7.0            2.8

  Net cash flow provided from (used for)
    financing activities                                                      (146.1)        (187.0)          19.9

Net increase (decrease) in cash and cash equivalents                             4.0            (.2)          (1.0)

Cash and cash equivalents, beginning of year                                    10.5           10.7           11.7

Cash and cash equivalents, end of year                                       $  14.5        $  10.5        $  10.7



<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                 Page 30

Consolidated Balance Sheet
(Millions, except share data)
                                                                                              December 31
                          Assets                                                       1994                 1993

Current assets
  Cash and cash equivalents                                                         $    14.5            $    10.5
  Short-term investments, at cost which
    approximates market                                                                  27.8                 51.6
  Receivables, less allowances of $5.2 and $6.8,
    respectively                                                                        218.7                277.2
  Gas in storage, at last-in, first-out cost                                             91.2                 97.8
  Deferred gas costs                                                                     34.6                 56.9
  Other                                                                                  31.2                 15.0

                                                                                        418.0                509.0

Property, plant and equipment, at cost
  Gas distribution                                                                    2,727.8              2,664.1
  Shipping                                                                              223.5                219.8
  Other                                                                                    .2                   .2
                                                                                      2,951.5              2,884.1
  Less accumulated depreciation                                                       1,234.5              1,227.9

                                                                                      1,717.0              1,656.2

Other assets                                                                             74.9                 56.9

                                                                                    $ 2,209.9            $ 2,222.1

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                                         $    50.3            $      .3
  Short-term borrowings                                                                 246.4                304.0
  Accounts payable                                                                      258.4                229.0
  Other                                                                                  45.3                 51.0

                                                                                        600.4                584.3
Deferred credits and other liabilities
  Deferred income taxes                                                                 169.3                168.2
  Regulatory income tax liability                                                        89.9                 95.5
  Unamortized investment tax credits                                                     53.5                 55.9
  Other                                                                                 145.1                138.7

                                                                                        457.8                458.3
Capitalization
  Long-term debt                                                                        458.9                458.9
  Preferred and preference stock                                                          9.4                 16.7
  Common stock, par value $2.50, authorized 80,000,000 shares
    (reserved for conversion and other purposes 4,473,735 and
    4,516,774 shares, respectively), outstanding 51,540,327
    and 53,958,806 shares, respectively                                                 128.9                134.9
  Paid-in capital                                                                        77.1                134.5
  Retained earnings (since December 31, 1985)                                           477.4                434.5

                                                                                      1,151.7              1,179.5

                                                                                    $ 2,209.9            $ 2,222.1


<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                                 Page 31

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                      December 31
                                                                           1994                         1993

First mortgage bonds
    Maturity              Interest rate
      1995                    8.70 %                               $      -                     $   50.0
      1996                    4.50                                     50.0                         50.0
      1997                    5.50                                     25.0                         25.0
      1998                    5.875                                    25.0                         25.0
      1999                    6.25                                     25.0                         25.0
      2000                    5.875                                    50.0                         50.0
      2019                    9.0                                      50.0                         50.0
      2021                    8.875                                    50.0                         50.0
      2022                    8.25                                     75.0                         75.0
      2023                    7.375                                    50.0                         50.0
      2024                    8.25                                     50.0                            -
                                                                      450.0                        450.0
  Less unamortized debt discount, net of premium                        3.6                          3.6

                                                                      446.4      38.8%             446.4      37.8%

Other long-term debt
  Notes payable due 1995, 5.50%                                        50.0                            -
  Note payable due 1996, 5.66%                                         12.5                         12.5
                                                                       62.5                         12.5
  Less amount due within one year                                      50.0                            -

                                                                       12.5       1.1               12.5       1.1

Preferred and preference stock
  Cumulative, par value $50, authorized 1,600,000 shares
    for preferred; and cumulative, without par value,
    authorized 20,000,000 shares for preference
      Redeemable preferred stock, 4.48% and 5.00% series,
        outstanding 191,639 and 193,349 shares, respectively            9.6                          9.7
      Redeemable preference stock, 7.90% series, stated
        value $500, 14,500 shares outstanding at December 31,
        1993                                                              -                          7.2
                                                                        9.6                         16.9
      Less amount due within one year                                    .3                           .3

                                                                        9.3        .8               16.6       1.4

      Other                                                              .1         -                 .1         -

Common equity
  Common stock                                                        128.9                        134.9
  Paid-in capital                                                      77.1                        134.5
  Retained earnings (since December 31, 1985)                         477.4                        434.5

                                                                      683.4      59.3              703.9      59.7

                                                                   $1,151.7     100.0%          $1,179.5     100.0%


The accompanying notes are an integral part of this statement.





NICOR Inc.                                                                                                 Page 32

Consolidated Statement of Common Equity
(Millions, except per share data)
                                                                                     Year ended December 31
                                                                               1994           1993           1992
Common stock
  Balance at beginning of year                                               $ 134.9        $ 139.4        $ 143.3
  Issued and converted                                                            .1             .8             .7
  Reacquired and cancelled                                                      (6.1)          (5.3)          (4.6)

  Balance at end of year                                                       128.9          134.9          139.4

Paid-in capital
  Balance at beginning of year                                                 134.5          181.3          211.1
  Issued and converted                                                            .8            6.2            4.4
  Reacquired and cancelled                                                     (58.2)         (54.1)         (33.3)
  Other                                                                            -            1.1            (.9)

  Balance at end of year                                                        77.1          134.5          181.3


Retained earnings(a)
  Balance at beginning of year                                                 434.5          390.9          349.5
  Net income                                                                   109.5          111.7          108.3
  Dividends on common stock ($1.26, $1.22 and
    $1.18 per share, respectively)                                             (66.0)         (67.1)         (65.7)
  Dividends on preferred and preference stock                                    (.6)          (1.0)          (1.2)

  Balance at end of year                                                       477.4          434.5          390.9

Total common equity at end of year                                           $ 683.4        $ 703.9        $ 711.6


<F1>
(a) Since December 31, 1985.

<F2>
The accompanying notes are an integral part of this statement.





NICOR Inc.                                                           Page 33

Notes to the Consolidated Financial Statements

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of NICOR Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution plant composite depreciation rate is 3.7 percent. The useful life estimates of vessels range from 15 to 25 years.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Although the federal investment tax credit has been eliminated, Northern Illinois Gas continues to amortize prior deferred amounts to income over the lives of the applicable properties. Income taxes have not been provided on approximately $90 million of cumulative undistributed foreign earnings through December 31, 1986, which are considered indefinitely reinvested in foreign operations.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. Each NICOR subsidiary has a diversified base of customers, typical for their industries, and prudent creditworthiness policies which limit risk.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended December 31 were:


     (Millions)                              1994      1993      1992

     Income taxes paid                      $ 77.7    $ 71.5    $ 69.6
     Interest paid                            39.5      44.5      44.0





NICOR Inc.                                                           Page 34

Notes to the Consolidated Financial Statements (continued)

FERC ORDER 636

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order
636. The company estimates that the total transition costs from all pipeline transporters could exceed $300 million. However, the ultimate level of costs is dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors. Approximately
$111 million of such costs have been recorded, of which $81 million has been paid to the pipeline transporters, subject to refund.

In March 1994, the Ill.C.C. authorized Illinois local gas distribution companies, including Northern Illinois Gas, to recover all prudently incurred transition costs from their customers. In September 1994, upon rehearing, the Ill.C.C. entered an order revising the method by which certain of these costs are to be recovered. An appeal has been filed with the Fourth District Appellate Court by a group of industrial customers, in which they are expected to challenge the allocation methodology applicable to certain of the transition costs. The company has been recovering such costs through the PGA.

The company believes that the changes required by Order 636 will not have a material impact on its financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1994 and 1993, the estimated current replacement cost of gas in inventory at December 31, 1994 and 1993 exceeded the last-in, first-out cost by approximately $236 million and $292 million, respectively.

INCOME TAXES

Effective January 1, 1993, the company adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, which requires adjustments to deferred income taxes for tax rate changes and temporary differences between book and tax income not previously recorded. The company's required adjustments related primarily to Northern Illinois Gas and included certain reclassifications and the recording of additional assets and liabilities to reflect the financial impact of expected regulatory actions. Initial application of the statement was recorded as a cumulative effect of a change in accounting principle and had no material impact on the company's financial condition or results of operations.

A $15.5 million reduction in deferred income taxes, resulting from the adoption of FASB Statement No. 109 by the oil and gas segment in 1993, was not recognized in income but was classified as a reserve for impairment of discontinued operations.




NICOR Inc.                                                           Page 35

Notes to the Consolidated Financial Statements (continued)

The components of income tax expense are presented below:


     (Millions)                          1994        1993        1992

     Current
       Federal                          $ 74.8      $ 63.1      $ 60.9
       State                              11.2         7.3         4.1
                                          86.0        70.4        65.0
     Deferred
       Federal                           (24.9)      (12.1)      (18.0)
       State                              (7.8)       (1.8)         .8
                                         (32.7)      (13.9)      (17.2)

     Amortization of ITC, net             (2.4)       (2.3)       (2.1)
     Foreign taxes                          .2           -           -

     Income tax expense                 $ 51.1      $ 54.2      $ 45.7


The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1994 and 1993 were as follows:


     (Millions)                                      1994        1993

     Deferred tax liabilities
       Property, plant and equipment               $ 233.3     $ 231.0
       Investment in foreign subsidiaries             15.1        26.0
       Other                                          27.8        43.5
                                                     276.2       300.5
     Deferred tax assets
       Unamortized investment tax credits             35.2        36.8
       Regulatory income tax liability                21.7        23.3
       Other                                          61.4        64.0
                                                     118.3       124.1

     Net deferred tax liability                    $ 157.9     $ 176.4



During 1992, significant timing differences generating deferred income tax expense were:


     (Millions)                                                  1992

     Take-or-pay costs                                          $(24.6)
     Deferred/accrued gas costs                                   18.4
     Foreign subsidiaries' income
       recognition                                               (10.2)
     Pensions                                                      5.5
     Other, net                                                   (6.3)

                                                                $(17.2)





NICOR Inc.                                                           Page 36

Notes to the Consolidated Financial Statements (continued)

The effective combined federal and state income tax rate was 31.8 percent,
33.1 percent and 32.5 percent in 1994, 1993 and 1992, respectively. Differences between federal income taxes computed using the statutory rate, 35 percent for 1994 and 1993 and 34 percent for 1992, and reported income tax expense are shown below:


     (Millions)                               1994      1993      1992

     Federal income taxes using
       statutory rate                        $ 56.2    $ 57.3    $ 47.8
     State income taxes, net                    2.5       3.8       3.8
     Amortization of investment
       tax credits                             (2.7)     (2.7)     (2.7)
     Other, net                                (4.9)     (4.2)     (3.2)

     Income tax expense                      $ 51.1    $ 54.2    $ 45.7


DISCONTINUED OPERATIONS

The net gain on disposal for 1992 of $4.7 million, net of $.2 million related income tax expense, represents a gain on the sale of the U.S. gas gathering and marketing operations net of an estimated loss on the planned disposal of Canadian gas gathering operations. In April 1993, the company announced its intention to divest the entire oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in October 1993, with no additional effect on net income. The sale of oil and gas operations was completed in 1993.

Summarized financial results of the discontinued operations were:


     (Millions)                                          1993      1992

     Operating revenues                                 $ 15.9    $ 65.2

     Income before income taxes                         $  3.5    $ 12.0
     Income taxes                                          1.2       3.4

     Income from discontinued operations                $  2.3    $  8.6


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





NICOR Inc.                                                           Page 37

Notes to the Consolidated Financial Statements (continued)

Net periodic pension cost (benefit) included:


     (Millions)                                1994      1993      1992

     Service cost                             $  7.0    $  6.7    $  6.3
     Interest cost                              18.5      20.4      19.2
     Loss (return) on plan assets              (17.1)    (41.9)    (33.6)
     Net amortization and deferral             (19.4)      3.7      (5.3)

                                              $(11.0)   $(11.1)   $(13.4)

     Expected long-term rate of return
       on plan assets                           8.5%      8.5%      8.5%


The following table reflects the funded status of the pension plans at October 1, 1994 and 1993 reconciled to amounts recorded in the financial statements at December 31, 1994 and 1993, respectively:


     (Millions)                                        1994        1993

     Vested benefits                                 $ 202.9     $ 221.1
     Nonvested benefits                                 21.2        16.9
     Accumulated benefit obligation                    224.1       238.0
     Effect of assumed increase in
       compensation level                               29.4        36.8
     Projected benefit obligation                      253.5       274.8
     Plan assets at market value                       352.0       384.7
     Plan assets in excess of projected
       benefit obligation                               98.5       109.9
     Unrecognized net gain                             (42.5)      (60.7)
     Unrecognized net transition asset                 (27.8)      (31.6)
     Unrecognized prior service cost                     5.0         4.1
     Other                                               2.9         3.0

     Prepaid pension cost                            $  36.1     $  24.7

     Weighted average discount rate                     8.0%        7.0%
     Rate of compensation increase                      4-5         4-5


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





NICOR Inc.                                                           Page 38

Notes to the Consolidated Financial Statements (continued)

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Northern Illinois Gas. The plans are funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that the expected cost of these benefits be charged to expense during the years that employees earn the benefits. The company adopted FASB Statement No. 106 prospectively as of January 1, 1993, by modifying its method of accruing these costs and amortizing the transition obligation on a straight-line basis over 20 years.

Net periodic postretirement benefit cost included:


     (Millions)                                         1994       1993

     Service cost                                      $  2.3     $  1.9
     Interest cost                                        8.1        7.5
     Loss (return) on plan assets                         (.4)      (1.0)
     Amortization of transition obligation                3.7        3.7
     Net amortization and deferral                        (.1)        .3

                                                       $ 13.6     $ 12.4

     Expected long-term rate of return
       on plan assets                                    8.5%       8.5%


The cost of these benefits recognized in 1992 was $9 million and included current costs and amortization of unfunded prior service costs over a 30-year period.

The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1994 and 1993 reconciled to amounts recorded at December 31, 1994 and 1993, respectively:

     (Millions)                                       1994       1993

     Accumulated postretirement benefit
         obligation (APBO):
       Retirees                                     $  71.2    $  68.1
       Fully eligible active plan participants         17.2       22.2
       Other active plan participants                  28.0       29.9
     Total APBO                                       116.4      120.2
     Plan assets at market value                        9.7        9.3
     APBO in excess of plan assets                   (106.7)    (110.9)
     Unrecognized transition obligation                67.3       71.0
     Unrecognized net loss                             11.9       16.7
     Other                                             (3.6)      (1.1)

     Accrued postretirement benefit cost            $ (31.1)   $ (24.3)

     Weighted average discount rate                    8.0%       7.0%
     Rate of compensation increase                     4-5        4-5





NICOR Inc.                                                           Page 39

Notes to the Consolidated Financial Statements (continued)

The health care cost trend rate for pre-Medicare benefits was assumed to be 11 percent for 1995, gradually declining to 5 percent for 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 8 percent for 1995, gradually declining to 5 percent for 1998 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1994, by about $15 million, the aggregate of the service and interest cost components of 1994 net postretirement health care costs by $1.9 million, and operating expense by $1.4 million, after capitalization.

Other postemployment benefits. The company adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, on January 1, 1994. This statement requires recognition of the cost of certain postemployment benefits after employment but before retirement on an accrual basis during the years that employees earn the benefits. Implementation of this statement did not have a material impact on the company's financial condition or results of operations.

SHORT- AND LONG-TERM DEBT

The company's short-term borrowings included:


                                               1994      1993      1992

     Balance at year-end (Millions)
         Commercial paper                    $ 243.9   $ 301.5   $ 328.0
         Bank loans                              2.5       2.5      15.0

     Weighted average interest rate
       on year-end balance
         Commercial paper                      5.95%     3.25%     3.33%
         Bank loans                            6.55      4.60      5.85


The company establishes lines of credit with major domestic and foreign banks to support outstanding commercial paper to satisfy short-term borrowing needs. At December 31, 1994, available lines of credit totaled $360 million. Commitment fees of up to 1/8 percent per annum were paid on these lines. All credit agreements have variable interest-rate options tied to short-term markets.

Bank cash balances averaged about $5 million during 1994, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.2 million, $.3 million and $2.8 million in 1994, 1993 and 1992, respectively.





NICOR Inc.                                                           Page 40

Notes to the Consolidated Financial Statements (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, also approximates fair value.

SINKING FUND AND MATURITIES

The amounts necessary to fulfill mandatory sinking fund requirements and maturities are shown below:


     (Millions)                1995     1996     1997     1998     1999

     Long-term debt           $ 50.0   $ 62.5   $ 25.0   $ 25.0   $ 25.0
     Preferred stock              .3       .3       .4       .5       .5

                              $ 50.3   $ 62.8   $ 25.4   $ 25.5   $ 25.5


REDEEMABLE PREFERRED AND PREFERENCE STOCK

On May 1, 1994, the company redeemed its 7.90% preference stock at a price of $505 per share. A description of redeemable preferred stock series follows:

                                                               Optional
                            Annual cumulative                 redemption
                              sinking fund                       and
                              requirement                    liquidation
     Series            Shares              Price                price

      4.48%             6,000            $  50.50               $  51.06
      5.00              4,000               50.50                  51.00


The default provisions of the preferred shares generally state that no redemption may take place unless all shares of each respective series are redeemed. They also provide that no shares may be purchased except pursuant to offers of sale made by holders of shares in response to an invitation for tenders.

STOCK OPTIONS

NICOR has a plan which permits the granting of stock options, alternate stock rights and restricted stock to key executives and managerial employees. The stock option purchase price may not be less than the fair market value on the date of grant. Under the plan, 2,500,000 shares of the company's common stock were available for grant.





NICOR Inc.                                                           Page 41

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity follows:


                                           Number         Option price
                                         of shares          per share

     December 31, 1991                     248,800      $13.3125-21.6875
       Granted                             318,000       19.625
       Exercised                           (69,400)      14.0625-21.375
       Cancelled                            (9,000)      15.875 -21.6875

     December 31, 1992                     488,400       13.3125-21.375
       Granted                             163,400       28.9375
       Exercised                          (220,400)      13.3125-21.375
       Cancelled                            (2,600)      28.9375

     December 31, 1993                     428,800       15.875 -28.9375
       Granted                             144,700       27.50
       Exercised                           (13,500)      15.875 -21.375
       Cancelled                            (1,400)      28.9375

     December 31, 1994                     558,600      $15.875 -28.9375



     Options exercisable at
       December 31, 1994                   194,500


At December 31, 1994, 6,000 shares of restricted stock were outstanding and 1,478,300 shares remained available for future grant under the plan.

CHANGE IN COMMON SHARES

On March 10, 1993, the Board of Directors approved a two-for-one stock split of the company's common, preferred and preference stocks to stockholders of record April 1, 1993. All references to prior year number of shares and per share information in the consolidated financial statements have been restated to reflect the stock split.

Changes in common shares outstanding are summarized below:


     (Thousands)                              1994      1993      1992

     Beginning of year                       53,959    55,770    57,300
       Issued and converted                      43       330       286
       Reacquired and cancelled              (2,462)   (2,141)   (1,816)

     End of year                             51,540    53,959    55,770


NICOR repurchased 2,406,549 shares in 1994, 1,877,575 shares in 1993 and 1,680,870 shares in 1992, under common stock repurchase programs.





NICOR Inc.                                                           Page 42

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

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act Section 108
(NGPA 108) prices, which are substantially higher than market prices, for production since 1989. While the FERC initially upheld an Administrative Law Judge's decision in favor of NICOR Exploration Company, it subsequently reversed itself and found for the producer. The FERC has denied NICOR Exploration Company's request for a rehearing and NICOR Exploration Company has filed its appeal of the matter with the Fifth Circuit Court of Appeals. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through December 31, 1994, could approximate $12 million. The potential additional cost after December 31, 1994, is dependent on production rates, the mechanical condition and economic life of the well, the difference between market prices and NGPA 108 prices, and other factors and therefore cannot be reasonably estimated at this time.

Current environmental laws require treatment of certain waste materials on sites owned or leased by NICOR that may have been generated by two barge-cleaning facilities previously owned and operated by certain subsidiaries of the company. NICOR believes one site has been remediated in accordance with an approved closure plan. The evaluation and cleanup of the other site is currently estimated to range from $10 million to $20 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the owned sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned for 1995 at seven of the 28 sites. At another of the sites, the current owner is seeking to allocate future cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among

NICOR Inc.                                                           Page 43

Notes to the Consolidated Financial Statements (concluded)

other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group, which argues that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argue that they should be entitled to recover capital costs in addition to cleanup costs.

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

     (Millions,                                 1994 Quarter ended
       except per share data)
                                    Mar. 31    June 30    Sept. 30    Dec. 31

     Operating revenues             $ 780.3    $ 267.6     $ 166.0    $ 395.5
     Operating income                  85.2       30.9        18.2       59.4
     Income from continuing
       operations                      51.3       15.9         7.5       34.7
     Discontinued operations, net         -          -           -          -
     Net income                        51.3       15.9         7.5       34.7
     Earnings per share
       Continuing operations        $   .95    $   .30     $   .14    $   .67
       Discontinued operations            -          -           -          -

                                    $   .95    $   .30     $   .14    $   .67


                                                1993 Quarter ended

                                    Mar. 31    June 30    Sept. 30    Dec. 31

     Operating revenues             $ 672.6    $ 278.1     $ 185.5    $ 537.8
     Operating income                  79.9       34.0        21.1       63.1
     Income from continuing
       operations                      46.4       16.7         9.2       37.2
     Discontinued operations, net       2.3          -           -          -
     Net income                        48.7       16.7         9.2       37.2
     Earnings per share
       Continuing operations        $   .83    $   .29     $   .16    $   .68
       Discontinued operations          .04          -           -          -

                                    $   .87    $   .29     $   .16    $   .68





NICOR Inc.                                                           Page 44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Information on directors and executive compensation is contained on pages
2 through 7 and 13 through 17 of the Definitive Proxy Statement, dated March 22, 1995, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on page 10 in Part I of this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on shares beneficially owned by directors and executive officers is contained on pages 7 and 8 of the Definitive Proxy Statement, dated
March 22, 1995, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.





NICOR Inc.                                                           Page 45

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

(a)   1)  Financial Statements:

          For the following information, see Part II, Item 8 on page 26.

          Report of Independent Public Accountants
          Consolidated Financial Statements:
            As of December 31, 1994 and 1993 -
              Balance Sheet
              Statement of Capitalization
            For the years ended December 31, 1994, 1993 and 1992 -
              Statement of Income
              Statement of Cash Flows
              Statement of Common Equity
          Notes to the Consolidated Financial Statements

      2)  Financial Statement Schedule:

          Schedule
           Number                                                     Page

                    Report of Independent Public Accountants           27
             II     Valuation and Qualifying Accounts                  46

          Schedules other than those listed are omitted because they are either not required or not applicable.

      3)  Exhibits Filed:

          See Exhibit Index on pages 48 through 52 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1994.




NICOR Inc.                                                                            Page 46

Schedule II

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

1994

  Allowance
    for uncollectible
    accounts receivable        $    6.8     $    8.5    $      -      $   10.1(a)   $    5.2
  Reserve for estimated
    future costs related to
    discontinued businesses        20.0            -          .6(b)             -       20.6


1993

  Allowance
    for uncollectible
    accounts receivable        $    7.3     $    8.8    $      -      $    9.3(a)   $    6.8
  Reserve for estimated
    future costs related to
    discontinued businesses        17.2            -         9.4(c)        6.6(b)       20.0


1992

  Allowance
    for uncollectible
    accounts receivable        $    7.8     $    6.1    $      -      $    6.6(a)   $    7.3
  Reserve for estimated
    future costs related to
    discontinued businesses        20.3            -           -           3.1(b)       17.2


<F1>
(a) Accounts receivable written off, net of collections.
<F2>
(b) Net receipts, expenditures, operating results, gains and losses related to discontinued
    businesses credited or charged to reserve.
<F3>
(c) Reserve established related to the NICOR Oil & Gas disposition.





NICOR Inc.                                                           Page 47

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NICOR Inc.


Date    March 24, 1995              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                          Vice President, Secretary
                                               and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                         Title                     Date


    RICHARD G. CLINE           Chairman, Chief Executive
    Richard G. Cline              Officer and Director

   DAVID L. CYRANOSKI        Vice President, Secretary and
   David L. Cyranoski           Controller and Principal
                                   Financial Officer


ROBERT M. BEAVERS, JR.*                Director

JOHN H. BIRDSALL, III*                 Director

W. H. CLARK*                           Director

THOMAS L. FISHER*                      Director               March 24, 1995

JOHN E. JONES*                         Director

DENNIS J. KELLER*                      Director

CHARLES S. LOCKE                       Director

SIDNEY R. PETERSEN*                    Director

DANIEL R. TOLL*                        Director

PATRICIA A. WIER*                      Director




                            *By           THOMAS D. GREENBERG
                                Thomas D. Greenberg (Attorney-in-fact)






NICOR Inc.                                                           Page 48

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

  3.02   * Amendment to Articles of Incorporation of the company.  (File
           No. 2-68777, Form S-16 for August 1980, NICOR Inc., Exhibit 2-01.)

  3.03 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 3-03.)

  3.04   * Amendment to Articles of Incorporation of the company.  (File
           No. 1-7297, Form 10-Q for March 1987, NICOR Inc., Exhibit 19-01.)

  3.05 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 3-06.)

  3.06 * Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, NICOR Inc., Exhibit A-1 and Exhibit B thereto.)

  3.07 * By-Laws of the company as amended by the company's Board of Directors on January 28, 1992, effective April 16, 1992. (File No. 1-7297, Form 10-K for 1991, NICOR Inc., Exhibit 3-05.)

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





NICOR Inc.                                                           Page 49

                           Exhibit Index (continued)

Exhibit
 Number                         Description of Document

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

  4.08 * Supplemental Indenture, dated July 1, 1989, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for June 1989, Northern Illinois Gas Company,
           Exhibit 4-01.)

  4.09 * Supplemental Indenture, dated August 15, 1991, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for August 1991, Northern Illinois Gas Company, Exhibit 4-01.)

  4.10 * Supplemental Indenture, dated July 15, 1992, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Northern Illinois Gas Company,
           Exhibit 4-01.)

  4.11 * Supplemental Indenture, dated February 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1992, Northern Illinois Gas Company,
           Exhibit 4-17.)

  4.12 * Supplemental Indenture, dated March 15, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company, Exhibit 4-01.)





NICOR Inc.                                                           Page 50

                           Exhibit Index (continued)

Exhibit
 Number                         Description of Document

  4.13 * Supplemental Indenture, dated May 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company,
           Exhibit 4-02.)

  4.14 * Supplemental Indenture, dated July 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Northern Illinois Gas Company,
           Exhibit 4-01.)

  4.15 * Supplemental Indenture, dated August 15, 1994, of Northern Illinois Gas Company to Continental Bank, Trustee, under indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for Third Quarter of 1994, Northern Illinois Gas Company, Exhibit 4-01.)

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

 10.05 * Directors' Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, NICOR Inc., Exhibit 10-16.)





NICOR Inc.                                                           Page 51

                           Exhibit Index (continued)

Exhibit
 Number                         Description of Document

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

 10.12 * NI-Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-24.)

 10.13 * NI-Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-25.)

 10.14 * NICOR Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-29.)

 10.15 * 1994 NICOR Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1993, NICOR Inc., Exhibit 10.18.)

 10.16 * 1994 NI-Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1993, NICOR Inc., Exhibit 10.19.)

 10.17 * 1994 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1993, NICOR Inc., Exhibit 10.20.)

 10.18     1995 NICOR Incentive Compensation Plan.

 10.19     1995 NI-Gas Incentive Compensation Plan.

 10.20     1995 Long-Term Incentive Program.

 10.21 * Summary of 1995 Directors' Stock Grant Program. (Included in NICOR Inc. Proxy Statement dated March 22, 1995, pages 6 and 7.)


Exhibits 10.02 through 10.21 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of Form 10-K.




NICOR Inc.                                                           Page 52

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