Form 10-Q
period 1995-03-31
NICOR INC
filed 1995-05-12
CIK 72020

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1995

                                  or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 1995, were 50,767,957.



NICOR Inc.                                                   Page i

Table of Contents

                                                               Page
Part I.Financial Information

Item 1.Financial Statements (Unaudited)                          1

Consolidated Statement of Income -
  Three and Twelve Months Ended
  March 31, 1995 and 1994                                        2

Consolidated Statement of Cash Flows -
  Three and Twelve Months Ended
  March 31, 1995 and 1994                                        3

Consolidated Balance Sheet -
  March 31, 1995 and 1994, and
  December 31, 1994                                              4

Notes to Consolidated Financial Statements                       5

Item 2.Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                                     7

Part II.Other Information

Item 1.Legal Proceedings                                        13

Item 6.Exhibits and Reports on Form 8-K                         13

Signature                                                       14

Exhibit Index                                                   15




Selected terms:

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



NICOR Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                                     Three months ended           Twelve months ended
                                                          March 31                     March 31
                                                     1995         1994            1995         1994

Operating revenues                                 $  609.8     $  780.3        $1,438.9    $ 1,781.6

Operating expenses
  Cost of gas                                         375.1        527.5           772.4      1,091.7
  Operating and maintenance                            68.5         68.3           272.9        262.6
  Depreciation                                         44.7         40.5           107.3        100.3
  Taxes, other than income taxes                       47.4         58.8           103.8        123.7

                                                      535.7        695.1         1,256.4      1,578.3

Operating income                                       74.1         85.2           182.5        203.3

Other income (expense)
  Interest income                                        .5           .5             2.3          2.0
  Other, net                                             .2           .8             4.1          6.0

                                                         .7          1.3             6.4          8.0
Income before interest on debt
  and income taxes                                     74.8         86.5           188.9        211.3

Interest on debt, net of
  amounts capitalized                                  11.6         10.0            41.7         39.7

Income before income taxes                             63.2         76.5           147.2        171.6

Income taxes                                           22.3         25.2            48.2         57.3

Net income                                             40.9         51.3            99.0        114.3

Dividends on preferred and
  preference stock                                       .1           .3              .4          1.0

Earnings applicable to
  common stock                                     $   40.8     $   51.0        $   98.6    $   113.3

Average shares of common
  stock outstanding                                    51.2         53.7            52.0         54.6

Earnings per average share
  of common stock                                  $    .80     $    .95        $   1.90    $    2.07

Dividends declared per share
  of common stock                                  $    .32     $   .315        $  1.265    $    1.23

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Three months ended     Twelve months ended
                                                                       March 31                March 31
                                                                   1995        1994        1995        1994
Operating activities
  Net income                                                     $  40.9     $  51.3     $  99.0     $ 114.3
  Adjustments to reconcile net income to net cash flow
    provided from continuing operations:
      Depreciation                                                  44.7        40.5       107.3       100.3
      Deferred income tax expense (benefit)                         (9.7)      (13.8)      (28.5)      (17.1)

                                                                    75.9        78.0       177.8       197.5
      Change in working capital items and other:
        Receivables, less allowances                                (4.2)      (18.3)       72.6       (27.9)
        Gas in storage                                              67.0        83.3        (9.7)         .9
        Deferred/accrued gas costs                                  74.2        50.6        45.9        39.7
        Accounts payable                                           (67.2)      (41.8)        5.3        31.4
        Accrued taxes                                               38.2        40.6        (3.9)         .6
        Temporary LIFO liquidation                                  80.7       127.1       (46.4)       16.5
        Gas refunds due customers                                   44.7        (1.6)       47.0        (4.5)
        Other                                                       (4.5)       (7.1)        3.8         5.9
  Net cash flow provided from continuing operations                304.8       310.8       292.4       260.1
  Net cash flow used for discontinued operations                     (.6)        (.1)       (1.8)      (24.9)

  Net cash flow provided from operating activities                 304.2       310.7       290.6       235.2

Investing activities
  Capital expenditures                                             (27.6)      (22.4)     (177.3)     (140.5)
  Short-term investments                                            17.2        25.3        15.7         5.2
  Proceeds from sales of discontinued operations                       -           -           -       138.4
  Other                                                               .1           -         1.4          .4

  Net cash flow provided from (used for) investing activities      (10.3)        2.9      (160.2)        3.5

Financing activities
  Net proceeds from issuing long-term debt                             -           -        99.1       111.3
  Disbursements to retire long-term debt                               -           -       (50.0)     (125.2)
  Repayments of short-term borrowings, net                        (229.4)     (270.5)      (16.5)      (79.5)
  Dividends paid                                                   (16.4)      (16.7)      (66.6)      (68.1)
  Disbursements to reacquire stock                                 (15.8)      (20.2)      (67.2)      (76.9)
  Other.                                                              .6           -         1.5         3.5

  Net cash flow used for financing activities                     (261.0)     (307.4)      (99.7)     (234.9)

Net increase in cash and cash equivalents                           32.9         6.2        30.7         3.8

Cash and cash equivalents, beginning of period                      14.5        10.5        16.7        12.9

Cash and cash equivalents, end of period                         $  47.4     $  16.7     $  47.4     $  16.7

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                     March 31      December 31      March 31
                          Assets                                       1995           1994            1994

Current assets
  Cash and cash equivalents                                         $    47.4       $    14.5       $   16.7
  Short-term investments, at cost which approximates market              10.6            27.8           26.3
  Receivables, less allowances of $7.2, $5.2 and $9.2, respectively     222.9           218.7          295.5
  Gas in storage, at last-in, first-out (LIFO) cost                       3.0            91.2           14.5
  Deferred gas costs                                                        -            34.6            6.3
  Other                                                                  26.3            31.2           15.0

                                                                        310.2           418.0          374.3
Property, plant and equipment, at cost
  Gas distribution                                                    2,772.0         2,727.8        2,601.6
  Shipping                                                              223.3           223.5          221.3
  Other                                                                    .2              .2             .2
                                                                      2,995.5         2,951.5        2,823.1
  Less accumulated depreciation                                       1,275.5         1,234.5        1,186.6

                                                                      1,720.0         1,717.0        1,636.5

Other assets                                                             74.6            74.9           60.3

                                                                    $ 2,104.8       $ 2,209.9      $ 2,071.1

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                         $    50.0       $    50.3      $       -
  Short-term borrowings                                                  17.0           246.4           33.5
  Accounts payable                                                      191.0           258.4          186.1
  Temporary LIFO liquidation                                             80.7               -          127.1
  Gas refunds due customers                                              47.0             2.3              -
  Accrued taxes                                                          46.8            11.4           50.7
  Accrued gas costs                                                      39.6               -              -
  Other                                                                  24.3            31.6           28.5

                                                                        496.4           600.4          425.9
Deferred credits and other liabilities
  Deferred income taxes                                                 160.4           169.3          163.9
  Regulatory income tax liability                                        89.3            89.9           94.6
  Unamortized investment tax credits                                     53.0            53.5           55.4
  Other                                                                 144.3           145.1          137.3

                                                                        447.0           457.8          451.2
Capitalization
  Long-term debt                                                        459.0           458.9          459.0
  Preferred and preference stock
    Redeemable                                                            8.8             9.3           16.4
    Nonredeemable                                                          .1              .1             .1
  Common equity
    Common stock                                                        127.3           128.9          133.1
    Paid-in capital                                                      64.3            77.1          116.6
    Retained earnings (since December 31, 1985)                         501.9           477.4          468.8

                                                                      1,161.4         1,151.7        1,194.0

                                                                    $ 2,104.8       $ 2,209.9      $ 2,071.1

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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended March 31 were (millions):

                                     Three months    Twelve months
                                     1995    1994    1995    1994

    Income taxes paid               $ 1.4   $ 4.0   $75.1   $75.5

    Interest paid                    18.8    16.9    41.4    41.2


REGULATORY MATTERS

Rate Proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The company is seeking a rate of return on original-cost rate base of 10.67 percent, which reflects a 12.95 percent cost of common equity. The requested general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The Ill.C.C. has up to 11 months to decide the case.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act Section 108
(NGPA 108) prices, which are substantially higher than market prices. If NGPA 108 prices were determined to be applicable and the gas purchase contracts were determined to be in effect, the estimated additional cost including interest through March 31, 1995, could approximate $13 million.




NICOR Inc.                                                           Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

This case has been on appeal to the Fifth Circuit Court and on April 27, 1995, the Court issued its opinion holding in favor of NICOR Exploration Company.

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

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the 28 sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned for 1995 at several of the 28 sites. At two of these sites, the current owner or lessee is seeking to allocate future cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This belief is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.




NICOR Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1994 Annual Report on
Form 10-K.

NICOR's first quarter net income was $40.9 million compared with $51.3 million in 1994 and earnings per common share were $.80 compared with $.95 a year ago. Net income for the twelve months ended March 31, 1995, was $99 million versus $114.3 million in the 1994 period and earnings per common share were $1.90 compared with $2.07 in the prior period. For both periods, the decrease was due to the impact of substantially warmer weather and higher depreciation on the operating results of Northern Illinois Gas. Per share results in each period benefited from the company's common stock buyback programs.

Operating income (loss) for the periods ended March 31 by business segment was (millions):

                                     Three months       Twelve months
                                    1995     1994       1995     1994

    Gas distribution               $ 68.6   $ 81.7     $166.0   $190.9
    Shipping                          6.3      4.4       20.5     17.1
    Other                             (.8)     (.9)      (4.0)    (4.7)

                                   $ 74.1   $ 85.2     $182.5   $203.3


The following summarizes operating income comparisons by business segment:

- -       Gas distribution operating income decreased $13.1 million and
        $24.9 million for the three- and twelve-month periods, respectively, due to the impact of substantially warmer weather and higher depreciation.

- -       Shipping operating income rose $1.9 million and $3.4 million for the three- and twelve-month periods due to stronger prices, higher volumes and increased charter activity.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 11 and 12. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues decreased $170.5 million to $609.8 million and $342.7 million to $1,438.9 million for the quarter and twelve-month periods, respectively. For both periods, the decrease was due to lower revenues in the gas distribution segment resulting principally from lower gas costs, which are passed through to sales customers, and the impact of warmer weather.




NICOR Inc.                                                           Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended
March 31. Margin decreased $10 million and $15.4 million for the three- and twelve-month periods, respectively, due to the impact of warmer weather.

                                       Three months      Twelve months
                                       1995    1994      1995    1994
     Gas distribution margin
       (millions)                     $154.7  $164.7    $426.3  $441.7

     Margin per Mcf delivered            .75     .76       .88     .87


Operating and maintenance expense was flat for the quarter but increased $10.3 million, or 4 percent, for the twelve-month period due mainly to higher costs in the shipping segment caused primarily by increased shore and vessel expenses.

Depreciation expense increased in both periods primarily as a result of plant additions in the gas distribution segment.

Other income decreased in both periods primarily as a result of the impact of higher interest on income tax adjustments.

Interest expense for the first quarter of 1995 increased $1.6 million from the corresponding 1994 period as a result of higher interest rates and increased borrowing levels. For the twelve-month period, interest expense increased $2 million as the impact of higher interest rates more than offset lower borrowing levels.

The effective income tax rate rose to 35.3 percent from 33 percent for the first quarter due primarily to a higher state tax provision and less excess deferred taxes turning around.

FINANCIAL CONDITION

Net cash flow from continuing operations decreased $6 million to $304.8 million for the first quarter as the timing of recovery of gas costs from customers and the impact of warmer weather more than offset the receipt of $40 million in purchased gas refunds in the gas distribution segment. For the twelve-month period the increase of $32.3 million was the result of the combined impact of the timing of recovery of gas costs from customers and the receipt of purchased gas refunds which more than offset the impact of warmer weather in the gas distribution segment.

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




NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At March 31, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $360 million, and the company had $14.5 million of commercial paper outstanding.

During the first quarter of 1995, NICOR purchased and retired over 600,000 common shares having an aggregate cost of $14.9 million. Since the authorization of the current $50 million stock repurchase program in 1994, the company has purchased and retired approximately 1.3 million shares at an aggregate cost of nearly $30 million.

In March, the Board of Directors declared a quarterly dividend on common stock of 32 cents per share, payable May 1, 1995. This payment represents an annual rate of $1.28 per share, a two-cent increase over the $1.26 per share established with the May 1, 1994 dividend.

RATE PROCEEDING

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The company is seeking a rate of return on original-cost rate base of 10.67 percent, which reflects a
12.95 percent cost of common equity. The requested general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The Ill.C.C. has up to 11 months to decide the case.

OTHER MATTERS

On April 27, 1995, the Fifth Circuit Court of Appeals issued its opinion related to NICOR Exploration Company's dispute with the producer of gas from one well who is claiming entitlement to NGPA 108 prices holding in favor of NICOR Exploration Company. For further information, see page 5,
Contingencies.

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions. For further information, see page 5, Contingencies.




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                                        Three months ended              Twelve months ended
                                                             March 31                        March 31
                                                        1995          1994              1995          1994
Operating revenues (millions):
  Sales
    Residential                                       $  367.8      $  478.3          $  828.7      $1,059.4
    Commercial                                           100.7         142.6             218.1         305.9
    Industrial                                            18.3          31.1              37.5          59.9
                                                         486.8         652.0           1,084.3       1,425.2
  Transportation
    Commercial                                            19.2          16.7              44.3          41.0
    Industrial                                            19.0          16.2              53.9          50.5
                                                          38.2          32.9              98.2          91.5

  Revenue taxes and other                                 44.4          58.3              98.7         119.5

                                                      $  569.4      $  743.2          $1,281.2      $1,636.2

Deliveries (Bcf):
  Sales
    Residential                                           99.9         109.9             205.9         230.9
    Commercial                                            27.0          32.6              54.8          67.6
    Industrial                                             5.2           7.5              10.1          14.2
                                                         132.1         150.0             270.8         312.7
  Transportation
    Commercial                                            25.1          23.8              55.6          53.4
    Industrial                                            48.0          44.0             160.8         142.0
                                                          73.1          67.8             216.4         195.4

                                                         205.2         217.8             487.2         508.1

Gas cost per Mcf sold                                 $   2.77      $   3.46          $   2.78      $   3.43

Weather statistics:
  Degree days                                            2,966         3,393             5,438         6,411
  Percent colder (warmer) than normal                       (7)            7               (11)            5

Customers at end of period (thousands):
  Sales
    Residential                                        1,639.3       1,608.6
    Commercial                                           142.0         142.3
    Industrial                                            11.7          11.7
                                                       1,793.0       1,762.6

  Transportation
    Commercial                                            15.9          13.6
    Industrial                                             2.3           2.2
                                                          18.2          15.8

                                                       1,811.2       1,778.4




NICOR Inc.                                                                                           Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)


                                                            Three months ended           Twelve months ended
                                                                 March 31                      March 31
                                                             1995        1994              1995        1994

Shipping

Operating revenues (millions)                              $  39.7     $  37.0           $ 155.8     $ 145.2

Operating income (millions)                                $   6.3     $   4.4           $  20.5     $  17.1

TEUs shipped (thousands)
  Southbound                                                  18.4        17.8              75.7        75.7
  Northbound                                                   4.0         4.7              16.0        17.2
  Interisland                                                  1.1          .6               4.6         2.4

                                                              23.5        23.1              96.3        95.3


Revenue per TEU                                            $ 1,609     $ 1,554           $ 1,542     $ 1,485

Ports served (at March 31)                                      24          23

Vessels owned (at March 31)                                     14          14



NICOR Inc.                                                           Page 13

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 15 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1995.



NICOR Inc.                                                           Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NICOR Inc.


Date  May 11, 1995                         By       DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller




NICOR Inc.                                                           Page 15

Exhibit Index

 Exhibit
 Number                          Description of Document

3(ii).01 By-laws of the company as amended by the company's Board of Directors on May 3, 1995.

   27.01   Financial Data Schedule.