Form 10-K405/A
period 1994-12-31
NICOR INC
filed 1995-06-28
CIK 72020

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

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1995 Annual Meeting Definitive Proxy Statement, dated March 22, 1995 are incorporated by reference into Part III.








                           PURPOSE OF AMENDMENT



This Amendment contains the financial statements of the NI-Gas Savings Investment Plan and the NI-Gas Thrift Plan and is being filed pursuant to the provisions of Rule 15d-21 of the Securities Exchange Act of 1934 in place of separate annual reports otherwise required to be filed on Form 11-K for employee benefit plans.





NICOR Inc.
Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    NICOR Inc.
                                                  (Registrant)



Date    June 27, 1995               By         DAVID L. CYRANOSKI
                                               David L. Cyranoski
                                             Senior Vice President,
                                            Secretary and Controller






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




NICOR Inc.                                                          Page 48

                               Exhibit Index

Exhibit
Number                         Description of Document


  3.01 * Articles of Incorporation of the company. (File No. 2-55451, Form S-14, NICOR Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

  3.02 * Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, NICOR Inc., Exhibit 2-01.)

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

Exhibit
Number                         Description of Document

 21.01     Subsidiaries.

 23.01     Consent of Independent Public Accountants.

 23.02 Consent of Independent Public Accountants - NI-Gas Savings Investment and Thrift Plans.

 24.01     Powers of Attorney.

 27.01     Financial Data Schedule.

 99.01     Financial Statements of the NI-Gas Savings Investment Plan for
           1994.

 99.02     Financial Statements of the NI-Gas Thrift Plan for 1994.


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