Form 10-Q
period 1995-06-30
NICOR INC
filed 1995-08-10
CIK 72020

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1995

       or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at July 31, 1995, were 50,466,222.





NICOR Inc.                                                          Page i


Table of Contents

                                                                  Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                         1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1995 and 1994                                 2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1995 and 1994                                 3

           Consolidated Balance Sheet -
             June 30, 1995 and 1994, and
             December 31, 1994                                      4

           Notes to Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                             8

Part II.   Other Information

Item 1.    Legal Proceedings                                       14

Item 4.    Submission of Matters to a Vote of
             Security Holders                                      14

Item 6.    Exhibits and Reports on Form 8-K                        15

           Signature                                               16

           Exhibit Index                                           17




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




NICOR Inc.                                                                                         Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                    Three months ended       Six months ended      Twelve months ended
                                         June 30                 June 30                June 30
                                     1995      1994          1995      1994         1995        1994

Operating revenues                 $  246.9  $  267.6      $  856.7  $1,047.8     $1,418.2   $ 1,771.0

Operating expenses
  Cost of gas                         106.0     129.8         481.1     657.4        748.6     1,079.4
  Operating and maintenance            67.8      67.1         136.3     135.4        273.6       266.9
  Depreciation                         19.2      18.0          63.9      58.5        108.5       101.3
  Taxes, other than income taxes       19.8      21.8          67.2      80.5        101.7       123.2

                                      212.8     236.7         748.5     931.8      1,232.4     1,570.8

Operating income                       34.1      30.9         108.2     116.0        185.8       200.2

Other income (expense)
  Interest income                       1.6        .6           2.1       1.2          3.3         2.0
  Other, net                             .2       1.1            .3       1.9          3.2         7.0

                                        1.8       1.7           2.4       3.1          6.5         9.0
Income before interest on debt
  and income taxes                     35.9      32.6         110.6     119.1        192.3       209.2

Interest on debt, net of
  amounts capitalized                   9.3       8.8          20.8      18.8         42.2        38.6

Income before income taxes             26.6      23.8          89.8     100.3        150.1       170.6

Income taxes                            9.5       7.9          31.8      33.1         49.9        57.0

Net income                             17.1      15.9          58.0      67.2        100.2       113.6

Dividends on preferred and
  preference stock                       .1        .1            .2        .4           .4          .9

Earnings applicable to
  common stock                     $   17.0  $   15.8      $   57.8  $   66.8     $   99.8   $   112.7

Average shares of common
  stock outstanding                    50.7      52.7          51.0      53.2         51.5        53.9

Earnings per average share
  of common stock                  $    .34  $    .30      $   1.13  $   1.26     $   1.94   $    2.09

Dividends declared per share
  of common stock                  $    .32  $   .315      $    .64  $    .63     $   1.27   $    1.24


<F1>
The accompanying notes are an integral part of this statement.




NICOR Inc.                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Six months ended    Twelve months ended
                                                                       June 30               June 30
                                                                  1995       1994       1995       1994
Operating activities
 Net income                                                     $  58.0    $  67.2    $ 100.2    $ 113.6
 Adjustments to reconcile net income to net cash
   flow provided from continuing operations:
     Depreciation                                                  63.9       58.5      108.5      101.3
     Deferred income tax expense (benefit)                        (18.3)     (19.2)     (31.7)     (20.8)

                                                                  103.6      106.5      177.0      194.1
     Change in working capital items and other:
       Receivables, less allowances                               119.1      157.3       20.3       (2.1)
       Gas in storage                                              58.3       75.2      (10.3)       (.9)
       Deferred/accrued gas costs                                  54.9       49.8       27.4       57.1
       Accounts payable                                           (30.6)     (25.2)      25.5       33.4
       Accrued taxes                                               10.2        1.1        7.6       18.9
       Temporary LIFO liquidation                                  30.7       50.1      (19.4)      (7.2)
       Gas refunds due customers                                   43.3        1.6       42.4        (.5)
       Other                                                        (.5)      (1.9)       2.4       (4.5)
 Net cash flow provided from continuing operations                389.0      414.5      272.9      288.3
 Net cash flow provided from (used for) discontinued operations    (1.8)       1.3       (4.4)     (33.3)

 Net cash flow provided from operating activities                 387.2      415.8      268.5      255.0

Investing activities
 Capital expenditures                                             (62.0)     (58.7)    (175.4)    (143.3)
 Short-term investments                                            15.5       19.9       19.4        7.1
 Proceeds from sales of discontinued operations                       -          -          -        4.9
 Other                                                               .3          -        1.6        1.9

 Net cash flow used for investing activities                      (46.2)     (38.8)    (154.4)    (129.4)

Financing activities
 Net proceeds from issuing long-term debt                             -          -       99.1       61.5
 Disbursements to retire long-term debt                               -          -      (50.0)     (78.8)
 Repayments of short-term borrowings, net                        (243.9)    (292.5)      (9.0)      (3.5)
 Dividends paid                                                   (32.8)     (33.8)     (65.9)     (67.9)
 Disbursements to reacquire stock                                 (25.1)     (54.0)     (42.7)     (95.6)
 Other                                                              1.0         .2        1.7        1.8

 Net cash flow used for financing activities                     (300.8)    (380.1)     (66.8)    (182.5)

Net increase (decrease) in cash and cash equivalents               40.2       (3.1)      47.3      (56.9)

Cash and cash equivalents, beginning of period                     14.5       10.5        7.4       64.3

Cash and cash equivalents, end of period                        $  54.7    $   7.4    $  54.7    $   7.4


<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                            Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                     June 30     December 31     June 30
                          Assets                                       1995         1994           1994

Current assets
  Cash and cash equivalents                                           $    54.7     $    14.5       $    7.4
  Short-term investments, at cost which approximates market                12.3          27.8           31.7
  Receivables, less allowances of $7.1, $5.2 and $8.5, respectively        99.6         218.7          119.9
  Gas in storage, at last-in, first-out (LIFO) cost                        11.7          91.2           22.6
  Deferred gas costs                                                          -          34.6            7.1
  Other                                                                    28.4          31.2           14.6

                                                                          206.7         418.0          203.3

Property, plant and equipment, at cost
  Gas distribution                                                      2,800.9       2,727.8        2,631.0
  Shipping                                                                223.3         223.5          221.9
  Other                                                                      .4            .2             .2
                                                                        3,024.6       2,951.5        2,853.1
  Less accumulated depreciation                                         1,287.8       1,234.5        1,199.5

                                                                        1,736.8       1,717.0        1,653.6

Other assets                                                               77.8          74.9           62.3

                                                                      $ 2,021.3     $ 2,209.9      $ 1,919.2

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                           $    50.0     $    50.3      $      .2
  Short-term borrowings                                                     2.5         246.4           11.5
  Accounts payable                                                        226.7         258.4          202.4
  Gas refunds due customers                                                45.6           2.3            3.2
  Temporary LIFO liquidation                                               30.7             -           50.1
  Accrued gas costs                                                        20.3             -              -
  Accrued taxes                                                            18.8          11.4           11.2
  Other                                                                    31.6          31.6           31.6

                                                                          426.2         600.4          310.2
Deferred credits and other liabilities
  Deferred income taxes                                                   156.9         169.3          164.1
  Regulatory income tax liability                                          88.6          89.9           93.6
  Unamortized investment tax credits                                       51.7          53.5           54.9
  Other                                                                   144.6         145.1          136.5

                                                                          441.8         457.8          449.1

Capitalization
  Long-term debt                                                          459.1         458.9          459.2
  Preferred stock
    Redeemable                                                              8.8           9.3            9.3
    Nonredeemable                                                            .1            .1             .1
  Common equity
    Common stock                                                          126.4         128.9          130.7
    Paid-in capital                                                        56.2          77.1           92.5
    Retained earnings (since December 31, 1985)                           502.7         477.4          468.1

                                                                        1,153.3       1,151.7        1,159.9

                                                                      $ 2,021.3     $ 2,209.9      $ 1,919.2


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended June 30 were (millions):

                                      Six months        Twelve months
                                    1995      1994      1995      1994

    Income taxes paid              $37.6     $44.9     $70.4     $76.8

    Interest paid                   20.7      19.1      41.1      40.7


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

LONG-TERM DEBT

In July 1995, Northern Illinois Gas retired $50 million of 5-1/2% unsecured Notes. The company financed the retirement with general corporate funds.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.




NICOR Inc.                                                           Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Continued)

CONTINGENCIES (Continued)

In connection with the sale of the discontinued U.S. oil and gas exploration and production operations, the company has agreed to indemnify the purchaser against losses with respect to certain claims and litigation. The largest potential liability relates to a dispute with the producer of gas from one well who is claiming entitlement to Natural Gas Policy Act Section 108
(NGPA 108) prices, which are substantially higher than market prices. On April 27, 1995, the U.S. Court of Appeals for the Fifth Circuit issued an opinion holding in favor of NICOR Exploration Company. The Court subse-quently denied rehearing of the matter.

Current environmental laws require treatment of certain waste materials on sites owned or leased by NICOR that may have been generated by two barge-cleaning facilities previously owned and operated by certain subsidiaries of the company. NICOR believes one site has been remediated in accordance with an approved closure plan. The cost of evaluation and cleanup of the other site is currently estimated to range from $10 million to $20 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the 28 sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned for 1995 at several of the 28 sites. At three of these sites, the current owner or lessee is seeking to allocate cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This conclusion is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers.





NICOR Inc.                                                           Page 7

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On
April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C.

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

NICOR's second quarter 1995 net income was $17.1 million, up from $15.9 million in 1994 due to improved operating results. Earnings per common share were $.34 compared with $.30. Common stock buy-back programs, which reduced average shares outstanding by about 4 percent, also had a positive impact on per share results.

Net income for the six months ended June 30 decreased to $58 million in 1995 from $67.2 million in 1994. Earnings per common share were $1.13, down from $1.26. Net income for the twelve months ended June 30, 1995, decreased to $100.2 million from $113.6 million a year ago. Earnings per common share were $1.94 compared with $2.09 in 1994. For both periods, the decrease was primarily attributable to the gas distribution segment where warmer weather and higher depreciation negatively impacted results. Per share results in each period benefited from the company's common stock buyback programs.

Operating income (loss) for the periods ended June 30 by business segment was (millions):

                        Three months      Six months     Twelve months
                        1995     1994    1995    1994    1995     1994

   Gas distribution    $ 30.6   $ 28.6  $ 99.2  $110.3  $168.0   $188.2
   Shipping               4.4      3.4    10.7     7.8    21.6     16.9
   Other                  (.9)    (1.1)   (1.7)   (2.1)   (3.8)    (4.9)

                       $ 34.1   $ 30.9  $108.2  $116.0  $185.8   $200.2


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income increased $2 million to $30.6 million for the second quarter primarily due to the positive impact of colder weather. For the six- and twelve-month periods, operating income decreased $11.1 million and $20.2 million, respectively, primarily due to the impact of warmer weather and higher depreciation.

- Shipping operating income for the three-, six- and twelve-month periods increased $1 million, $2.9 million and $4.7 million, respectively, due to higher revenue per unit, which resulted from an improved mix of cargo shipped, and increased charter income, partially offset by lower volumes.





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

Operating revenues decreased $20.7 million, $191.1 million and $352.8 million for the three-, six- and twelve-month periods, respectively, principally due to lower natural gas costs at Northern Illinois Gas which are passed through to sales customers. The impact of warmer weather on the gas distribution segment also contributed to the decrease in the six- and twelve-month periods.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table, for the periods ended
June 30. The primary cause for the variation in margin is weather, which was colder for the second quarter but warmer in the six- and twelve-month periods.

                         Three months Six months Twelve months 1995 1994 1995 1994 1995 1994
  Gas distribution
     margin (millions)  $ 87.2   $ 83.8  $241.9  $248.5  $429.8  $442.2

  Margin per Mcf
     delivered            1.00     1.01     .83     .83     .87     .86


Operating and maintenance expense was essentially unchanged for the three- and six-month periods. For the twelve-month period, the increase in operating and maintenance expense was principally due to higher costs in the shipping segment caused primarily by increased shore and vessel expenses.

Depreciation expense increased in each period primarily as a result of plant additions in the gas distribution segment.

Other income decreased for the six- and twelve-month periods, as higher interest on income tax adjustments more than offset the impact of higher interest rates on interest income.

Interest on debt increased for the second quarter of 1995, because of higher borrowing levels. For the six- and twelve-month periods, interest on debt increased due to the combined impact of higher interest rates and borrowing levels.

The effective income tax rate rose in the three- and six-month periods primarily due to a higher state tax provision and less excess deferred taxes turning around.



NICOR Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from continuing operations decreased $25.5 million to $389 million for the six-month period as the timing of recovery of gas costs from customers more than offset the receipt of $40 million in purchased gas refunds in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $360 million. The company had no commercial paper outstanding.

In July 1995, Northern Illinois Gas retired $50 million of 5-1/2% unsecured Notes. The company financed the retirement with general corporate funds.

During the second quarter of 1995, NICOR purchased and retired 354,000 common shares having an aggregate cost of $9 million. Since the authorization of the current $50 million stock repurchase program in 1994, the company has purchased and retired 1.6 million shares at an aggregate cost of nearly $39 million.

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

OTHER MATTERS

On April 27, 1995, the U.S. Court of Appeals for the Fifth Circuit issued an opinion holding in NICOR Exploration Company's favor in its dispute with the producer of gas from one well who is claiming entitlement to NGPA 108 prices. The Court subsequently denied rehearing of the matter. For further information, see Contingencies beginning on page 5.





NICOR Inc.                                                           Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER MATTERS (Concluded)

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On
April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C. For further information, see Contingencies beginning on page 5.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                         Three months ended        Six months ended         Twelve months ended
                                               June 30                  June 30                   June 30
                                          1995       1994          1995        1994          1995        1994
Operating revenues (millions):
  Sales
    Residential                         $  131.7   $  148.3      $  499.5    $  626.6      $  812.2    $1,053.5
    Commercial                              31.9       36.2         132.6       178.8         213.7       298.9
    Industrial                               4.7        6.4          23.0        37.5          35.7        58.6

                                           168.3      190.9         655.1       842.9       1,061.6     1,411.0
  Transportation
    Commercial                               8.6        7.3          27.8        24.0          45.5        41.6
    Industrial                              13.5       11.0          32.5        27.2          56.5        50.9

                                            22.1       18.3          60.3        51.2         102.0        92.5

  Revenue taxes and other                   18.5       22.1          62.9        80.3          95.2       120.4
                                        $  208.9   $  231.3      $  778.3    $  974.4      $1,258.8    $1,623.9


Deliveries (Bcf):
  Sales
    Residential                             33.1       28.9         133.1       138.8         210.1       228.9
    Commercial                               8.3        7.2          35.3        39.9          55.9        65.8
    Industrial                               1.4        1.4           6.6         8.9          10.1        13.8

                                            42.8       37.5         175.0       187.6         276.1       308.5

  Transportation
    Commercial                               9.2        8.3          34.4        32.1          56.5        54.1
    Industrial                              35.3       36.8          83.2        80.8         159.3       151.3

                                            44.5       45.1         117.6       112.9         215.8       205.4

                                            87.3       82.6         292.6       300.5         491.9       513.9


Gas cost per Mcf sold                   $   2.35   $   3.39      $   2.66    $   3.45      $   2.63    $   3.44


Weather statistics:
  Degree days                                726         629        3,692       4,022         5,535       6,357
  Percent colder (warmer) than normal          6         (8)           (4)          5           (10)          4


Customers at end of period (thousands):
  Sales
   Residential                           1,638.7    1,608.0
   Commercial                              140.6      140.5
   Industrial                               11.5       11.5

                                         1,790.8    1,760.0

  Transportation
   Commercial                               16.1       14.1
   Industrial                                2.4        2.2

                                            18.5       16.3

                                         1,809.3    1,776.3




NICOR Inc.                                                                                               Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                         Three months ended        Six months ended        Twelve months ended
                                               June 30                  June 30                  June 30
                                          1995         1994        1995         1994        1995        1994
Operating revenues (millions)            $  37.2      $  36.1     $  77.0      $  73.1     $ 156.9     $ 146.8

Operating income (millions)              $   4.4      $   3.4     $  10.7      $   7.8     $  21.6     $  16.9

TEUs shipped (thousands)
  Southbound                                17.2         18.0        35.5         35.9        74.8        74.8
  Northbound                                 3.7          4.2         7.7          8.8        15.5        17.4
  Interisland                                1.0          1.1         2.1          1.7         4.5         2.8

                                            21.9         23.3        45.3         46.4        94.8        95.0


Revenue per TEU                          $ 1,606      $ 1,492     $ 1,607      $ 1,523     $ 1,569     $ 1,498

Ports served (at June 30)                     23           22

Vessels owned (at June 30)                    14           14



NICOR Inc.                                                           Page 14

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements beginning on page 5, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held on May 3, 1995 for the purpose of electing the Board of Directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, March 6, 1995. There were no "broker nonvotes."

         All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                              Shares           Shares
                                               Voted            Voted
                     NOMINEE                    FOR           WITHHELD

             Robert M. Beavers, Jr.         45,823,453         420,367
             John H. Birdsall, III          45,818,104         422,307
             W. H. Clark                    45,767,030         456,008
             Richard G. Cline               45,704,055         578,501
             Thomas L. Fisher               45,826,840         419,922
             John E. Jones                  45,776,796         450,815
             Dennis J. Keller               45,770,115         466,737
             Charles S. Locke               45,698,583         519,189
             Sidney R. Petersen             45,810,408         418,899
             Daniel R. Toll                 45,731,002         486,519
             Patricia A. Wier               45,815,605         424,139

         The proposal to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent auditors of the company was approved by the following vote:

                 Shares              Shares             Shares
                  Voted              Voted               Voted
                   FOR              AGAINST           ABSTAINING

               45,581,509           293,451             300,765



NICOR Inc.                                                           Page 15

PART II - Other Information (Concluded)

Item 6.  Exhibits and Reports on Form 8-K

  (a)   See Exhibit Index on page 17 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1995.




NICOR Inc.                                                           Page 16

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        NICOR Inc.




Date August 10, 1995                    By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                           Senior Vice President, Secretary
                                                    and Controller




NICOR Inc.                                                           Page 17

Exhibit Index

 Exhibit
 Number                          Description of Document

  27.01    Financial Data Schedule.