Form 10-Q
period 1995-09-30
NICOR INC
filed 1995-11-14
CIK 72020

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1995

                                   or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at October 31, 1995, were 50,317,801.



NICOR Inc.                                                          Page i


Table of Contents

                                                                  Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                         1

           Consolidated Statement of Income -
              Three, Nine and Twelve Months Ended
              September 30, 1995 and 1994                           2

           Consolidated Statement of Cash Flows -
              Nine and Twelve Months Ended
              September 30, 1995 and 1994                           3

           Consolidated Balance Sheet -
              September 30, 1995 and 1994, and
              December 31, 1994                                     4

           Notes to Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            7

Part II.   Other Information

Item 1.    Legal Proceedings                                       13

Item 6.    Exhibits and Reports on Form 8-K                        13

           Signature                                               14

           Exhibit Index                                           15




Selected terms:

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

TEU - Twenty-foot equivalent unit.

Degree days -Number of degrees by which the daily
             mean temperature falls below 65 degrees
             Fahrenheit.

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



NICOR Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                        Three months ended       Nine months ended      Twelve months ended
                                           September 30             September 30            September 30
                                         1995       1994          1995       1994         1995        1994

Operating revenues                     $  157.1   $  166.0      $1,013.8   $1,213.8     $1,409.3    $1,751.6

Operating expenses
  Cost of gas                              46.3       57.7         527.4      715.1        737.2     1,059.0
  Operating and maintenance                67.9       66.0         204.2      201.4        275.5       270.7
  Depreciation                             14.6       13.3          78.6       71.7        109.9       102.2
  Taxes, other than income taxes           10.5       10.8          77.6       91.4        101.3       122.4

                                          139.3      147.8         887.8    1,079.6      1,223.9     1,554.3

Operating income                           17.8       18.2         126.0      134.2        185.4       197.3

Other income (expense)
  Interest income                            .5         .7           2.6        1.9          3.1         2.3
  Other, net                                 .4         .5            .8        2.4          3.1         5.1

                                             .9        1.2           3.4        4.3          6.2         7.4
Income before interest on debt
  and income taxes                         18.7       19.4         129.4      138.5        191.6       204.7

Interest on debt, net of
  amounts capitalized                       9.4        9.5          30.3       28.3         42.1        39.0

Income before income taxes                  9.3        9.9          99.1      110.2        149.5       165.7

Income taxes                                3.2        2.4          35.0       35.5         50.7        53.8

Net income                                  6.1        7.5          64.1       74.7         98.8       111.9

Dividends on preferred and
  preference stock                           .1         .1            .3         .4           .4          .7

Earnings applicable to
  common stock                         $    6.0   $    7.4      $   63.8   $   74.3     $   98.4    $  111.2

Average shares of common
  stock outstanding                        50.4       52.2          50.8       52.9         51.1        53.2

Earnings per average share
  of common stock                      $    .12   $    .14      $   1.26   $   1.40     $   1.93    $   2.09

Dividends declared per share
  of common stock                      $    .32   $   .315      $    .96   $   .945     $  1.275    $   1.25


<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Nine months ended     Twelve months ended
                                                                     September 30           September 30
                                                                   1995        1994       1995        1994
Operating activities
  Net income                                                     $  64.1     $  74.7    $  98.8     $ 111.9
  Adjustments to reconcile net income to net cash flow
    provided from continuing operations:
      Depreciation                                                  78.6        71.7      109.9       102.2
      Deferred income tax expense (benefit)                        (10.8)      (23.6)     (19.8)      (18.7)
      Change in working capital items and other:
        Receivables, less allowances                               124.3       177.0        5.8         8.3
        Gas in storage                                              11.1       (14.9)      32.6         1.2
        Deferred gas costs                                          17.4        42.2       (2.5)       63.1
        Accounts payable                                              .5         8.5       22.9        11.6
        Gas refunds due customers                                   40.2         1.6       39.3         (.1)
        Accrued taxes                                               (7.5)      (21.1)      12.1       (21.1)
        Accrued interest                                            (7.7)       (6.7)       (.4)        (.4)
        Other                                                       (1.4)        (.6)       (.3)       (4.0)

  Net cash flow provided from continuing operations                308.8       308.8      298.4       254.0
  Net cash flow provided from (used for) discontinued operations    (2.3)        1.9       (5.5)         .8

  Net cash flow provided from operating activities                 306.5       310.7      292.9       254.8

Investing activities
  Capital expenditures                                            (107.1)     (115.9)    (163.3)     (160.9)
  Short-term investments                                            13.0        29.9        6.9        19.5
  Proceeds from sales of discontinued operations                       -           -          -         4.9
  Other                                                               .4          .9         .8         4.1

  Net cash flow used for investing activities                      (93.7)      (85.1)    (155.6)     (132.4)

Financing activities
  Net proceeds from issuing long-term debt                          22.5        99.2       22.5       111.7
  Disbursements to retire long-term debt                           (62.5)      (50.0)     (62.5)      (53.8)
  Short-term borrowings (repayments), net                         (103.2)     (170.8)      10.0       (38.3)
  Dividends paid                                                   (49.0)      (50.4)     (65.5)      (67.3)
  Disbursements to reacquire stock                                 (31.9)      (56.3)     (47.2)      (73.9)
  Other                                                               .7          .5        1.0         1.0

  Net cash flow used for financing activities                     (223.4)     (227.8)    (141.7)     (120.6)

Net increase (decrease) in cash and cash equivalents               (10.6)       (2.2)      (4.4)        1.8

Cash and cash equivalents, beginning of period                      14.5        10.5        8.3         6.5

Cash and cash equivalents, end of period                         $   3.9     $   8.3    $   3.9     $   8.3


<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                             September 30     December 31     September 30
                          Assets                                 1995             1994            1994

Current assets
  Cash and cash equivalents                                    $     3.9       $    14.5         $    8.3
  Short-term investments, at cost which
    approximates market                                             14.8            27.8             21.7
  Receivables, less allowances of $5.1,
    $5.2 and $6.1, respectively                                     94.4           218.7            100.2
  Gas in storage, at last-in, first-out cost                        58.9            91.2            112.7
  Deferred gas costs                                                17.2            34.6             14.7
  Other                                                             45.3            31.2             38.6

                                                                   234.5           418.0            296.2
Property, plant and equipment, at cost
  Gas distribution                                               2,840.0         2,727.8          2,678.4
  Shipping                                                         224.2           223.5            224.2
  Other                                                               .4              .2               .2
                                                                 3,064.6         2,951.5          2,902.8
  Less accumulated depreciation                                  1,300.7         1,234.5          1,206.7

                                                                 1,763.9         1,717.0          1,696.1

Other assets                                                        80.8            74.9             66.3

                                                               $ 2,079.2       $ 2,209.9        $ 2,058.6

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                    $    50.0       $    50.3        $    50.3
  Short-term borrowings                                            143.2           246.4            133.2
  Accounts payable                                                 257.6           258.4            236.0
  Gas refunds due customers                                         42.5             2.3              3.2
  Other                                                             28.9            43.0             28.5

                                                                   522.2           600.4            451.2
Deferred credits and other liabilities
  Deferred income taxes                                            178.0           169.3            171.3
  Regulatory income tax liability                                   87.6            89.9             91.3
  Unamortized investment tax credits                                51.2            53.5             54.3
  Other                                                            144.0           145.1            142.2

                                                                   460.8           457.8            459.1

Capitalization
  Long-term debt                                                   419.1           458.9            458.9
  Preferred stock
    Redeemable                                                       8.7             9.3              9.3
    Nonredeemable                                                     .1              .1               .1
  Common equity
    Common stock                                                   125.8           128.9            130.4
    Paid-in capital                                                 49.9            77.1             90.5
    Retained earnings (since December 31, 1985)                    492.6           477.4            459.1

                                                                 1,096.2         1,151.7          1,148.3

                                                               $ 2,079.2       $ 2,209.9        $ 2,058.6


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended September 30 were (millions):


                                     Nine months        Twelve months
                                    1995      1994      1995      1994

   Income taxes paid               $44.1     $65.9     $56.1     $81.4

   Interest paid                    38.0      35.0      42.5      39.4


REGULATORY MATTERS

Rate Proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a 12.95 percent cost of common equity. The request for the general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

The Ill.C.C. staff ("Staff") has filed testimony and exhibits which propose a substantially lower increase than that requested by the company. Northern Illinois Gas strongly opposes many of the positions of the Staff. A proposed order is expected from the Ill.C.C. hearing examiner in early 1996 and the Ill.C.C. is expected to issue a final decision by April 1996.

LONG-TERM DEBT

In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds from the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes in July 1995.

In September 1995, Tropical Shipping issued $22.5 million of 6.83% unsecured senior notes due in September 2000. Proceeds from the sale were used for replacement of a $12.5 million promissory note due in December 1996 and for general corporate purposes.

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

Current environmental laws require treatment of certain waste materials on sites owned or leased by NICOR that may have been generated by two barge-cleaning facilities previously owned and operated by certain subsidiaries of the company. NICOR has remediated one site in accordance with the approved closure plan and began the three year post-closure monitoring period in 1995. The cost of evaluation and cleanup of the other site is currently estimated to range from $5 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the 28 sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at several of the 28 sites. At three of these sites, the current owner or lessee is seeking to allocate cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This conclusion is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers.
Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On
April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C., which has entered an order reflecting the Illinois Supreme Court's decision.

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

NICOR's third quarter 1995 net income decreased to $6.1 million from $7.5 million in 1994 due mainly to a higher effective tax rate. Earnings per common share were $.12 compared with $.14.

Net income for the nine months ended September 30 decreased to $64.1 million in 1995 from $74.7 million in 1994. Earnings per common share were $1.26, down from $1.40. Net income for the twelve months ended September 30, 1995, decreased to $98.8 million from $111.9 million a year ago. Earnings per common share were $1.93 compared with $2.09 in 1994. For both periods, the decrease was primarily attributable to the gas distribution segment where warmer weather and higher depreciation negatively impacted operating results. Per share results in each period benefited from the company's common stock buyback program.

Operating income (loss) for the periods ended September 30 by business segment was (millions):

                        Three months      Nine months    Twelve months
                        1995     1994    1995    1994    1995     1994

   Gas distribution    $ 14.3   $ 15.6  $113.5  $125.8  $166.8   $185.2
   Shipping               4.5      3.7    15.2    11.5    22.3     17.1
   Other                 (1.0)    (1.1)   (2.7)   (3.1)   (3.7)    (5.0)

                       $ 17.8   $ 18.2  $126.0  $134.2  $185.4   $197.3


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income decreased $1.3 million to $14.3 million for the third quarter due to higher depreciation. For the nine- and twelve-month periods, operating income decreased $12.3 million and $18.4 million, respectively, primarily due to the impact of warmer weather and higher depreciation.

- Shipping operating income for the three-, nine- and twelve-month periods increased $.8 million, $3.7 million and $5.2 million, respectively, due to higher revenue per unit. Higher shipping volumes to more profitable ports led to increases in revenues and operating income.

In September 1995, Hurricanes Luis and Marilyn caused significant damage on several of the Caribbean islands served by Tropical Shipping. For the remainder of 1995, tourist-based cargo to hurricane-damaged areas is expected to be negatively impacted, but there will be an increase in shipments of construction materials and supplies. Tropical Shipping has redeployed its vessels and added equipment to meet the needs of the region.



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

Operating revenues decreased $8.9 million, $200 million and $342.3 million for the three-, nine- and twelve-month periods, respectively, principally due to lower natural gas costs at Northern Illinois Gas which are passed through to customers. The impact of warmer weather on the gas distribution segment also contributed to the decrease in the nine- and twelve-month periods.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended September 30. Margin decreased $6.8 million for the nine-month period and $13.1 million for the twelve-month period due to the impact of warmer weather. Margin per Mcf delivered decreased in the three-month period primarily due to additional lower margin deliveries for electric power generation.

                             Three months Nine months Twelve months 1995 1994 1995 1994 1995 1994
  Gas distribution
    margin (millions)       $ 64.4  $ 64.6  $306.2  $313.0  $429.6  $442.7

  Margin per Mcf
    delivered                 1.00    1.11     .86     .87     .86     .86

Operating and maintenance expense increased in all periods principally due to higher costs in the shipping segment caused by increased shore and vessel expenses.

Depreciation expense increased in the three-month period primarily as a result of plant additions and the allocation of depreciation to interim periods in the gas distribution segment. The increase for the nine- and twelve-month periods is primarily due to plant additions in the gas distribution segment.

Other income decreased for the nine- and twelve-month periods as the change in interest on income tax adjustments more than offset higher interest income, resulting from higher interest rates.

Interest on debt increased for the nine- and twelve-month periods due to the combined impact of higher interest rates and increased borrowing levels.

The third quarter 1995 effective income tax rate increased to 34.4% from 24.2% in the 1994 period. The 1994 rate was unusually low due to adjustments related to prior interim periods. A higher state tax provision and less excess deferred taxes turning around contributed to the increase in the effective income tax rate in all periods.



NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities for the twelve-month period increased $38.1 million, reflecting the receipt of $40 million in purchased gas refunds in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $340 million and the company had $143.2 million in commercial paper outstanding.

In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds from the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes in July 1995.

In September 1995, Tropical Shipping issued $22.5 million of 6.83% unsecured senior notes due in September 2000. Proceeds from the sale were used for replacement of a $12.5 million promissory note due in December 1996 and for general corporate purposes.

During the third quarter of 1995, NICOR purchased and retired 256,100 common shares having an aggregate cost of $6.7 million. Since the authorization of the current $50 million stock repurchase program in 1994, the company has purchased and retired 1.9 million shares at an aggregate cost of $45.6 million.

In March, the Board of Directors declared a quarterly dividend on common stock of 32 cents per share, payable May 1, 1995. This payment represents an annual rate of $1.28 per share, a two-cent increase over the $1.26 per share established with the May 1, 1994 dividend.

RATE PROCEEDING

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a general rate increase. The Ill.C.C. has up to 11 months to decide the case. For further information, see Regulatory Matters on page 5.

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



NICOR Inc.                                                           Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER MATTERS (Concluded)

In January 1994, Northern Illinois Gas began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On
April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C., which entered an order reflecting the Illinois Supreme Court's decision. For further information, see Contingencies beginning on page 5.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                           Three months ended    Nine months ended     Twelve months ended
                                              September 30          September 30           September 30
                                            1995      1994        1995       1994        1995       1994
Operating revenues (millions):
  Sales
    Residential                           $   72.0  $   80.5    $  571.5   $  707.1    $  803.6   $1,039.7
    Commercial                                15.6      19.0       148.2      197.8       210.4      292.5
    Industrial                                 1.6       2.7        24.6       40.2        34.6       56.7

                                              89.2     102.2       744.3      945.1     1,048.6    1,388.9
  Transportation
    Commercial                                 6.2       5.9        34.0       30.0        45.8       42.3
    Industrial                                12.8      10.6        45.3       37.8        58.7       51.4

                                              19.0      16.5        79.3       67.8       104.5       93.7

  Revenue taxes and other                      9.3      10.5        72.2       90.8        94.0      120.2

                                          $  117.5  $  129.2    $  895.8   $1,103.7    $1,247.1   $1,602.8


Deliveries (Bcf):
  Sales
    Residential                               15.4      14.9       148.5      153.7       210.6      227.8
    Commercial                                 3.6       3.8        38.9       43.7        55.7       64.8
    Industrial                                  .4        .6         6.9        9.5         9.8       13.4

                                              19.4      19.3       194.3      206.9       276.1      306.0
  Transportation
    Commercial                                 6.4       6.0        40.8       38.1        56.9       54.8
    Industrial                                38.6      32.6       121.8      113.4       165.4      154.0

                                              45.0      38.6       162.6      151.5       222.3      208.8

                                              64.4      57.9       356.9      358.4       498.4      514.8


Gas cost per Mcf sold                     $   2.12  $   2.80    $   2.61   $   3.39    $   2.58   $   3.40

Weather statistics:
  Degree days                                   93        66       3,785      4,088       5,562      6,286
  Percent colder (warmer) than normal            2       (27)         (4)         4          (9)         3



Customers at end of period (thousands):
  Sales
    Residential                            1,641.1   1,610.3
    Commercial                               139.1     139.0
    Industrial                                11.4      11.4

                                           1,791.6   1,760.7

  Transportation
    Commercial                                16.4      14.4
    Industrial                                 2.4       2.2

                                              18.8      16.6

                                           1,810.4   1,777.3


NICOR Inc.                                                                                           Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                              Three months ended    Nine months ended     Twelve months ended
                                                 September 30          September 30           September 30
                                               1995       1994       1995        1994       1995        1994

Operating revenues (millions)                $  38.5    $  36.5    $ 115.5     $ 109.6    $ 158.9     $ 148.2

Operating income (millions)                  $   4.5    $   3.7    $  15.2     $  11.5    $  22.3     $  17.1

TEUs shipped (thousands)
  Southbound                                    18.4       17.9       54.2        53.8       75.6        73.7
  Northbound                                     4.0        3.8       11.7        12.6       15.7        16.8
  Interisland                                    1.0        1.3        2.9         3.0        4.0         3.5

                                                23.4       23.0       68.8        69.4       95.3        94.0

Revenue per TEU                              $ 1,566    $ 1,503    $ 1,593     $ 1,516    $ 1,585     $ 1,517

Ports served (at September 30)                    23         22

Vessels owned (at September 30)                   14         14



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

  (b) The company did not file a report on Form 8-K during the third quarter of 1995.



NICOR Inc.                                                           Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        NICOR Inc.




Date   November 14, 1995                By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                           Senior Vice President, Secretary
                                                    and Controller



NICOR Inc.                                                           Page 15

Exhibit Index

Exhibit
 Number                        Description of Document

  4.01 * Supplemental Indenture, dated October 15, 1995, of Northern Illinois Gas Company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for the quarter ended September 30, 1995, Northern Illinois Gas Company, Exhibit 4.01.)

         Other debt instruments are omitted in accordance with
         Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

  27.01  Financial Data Schedule.





* This exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. The file number and exhibit number are stated in parentheses in the description of such exhibit.