Form 10-K405
period 1995-12-31
NICOR INC
filed 1996-03-25
CIK 72020

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



(Mark One)

[ X ] For the fiscal year ended December 31, 1995
                            or
[   ] For the transition period from            to

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 29, 1996, 50,178,621 common shares were outstanding, and the aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.3 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1996 Annual Meeting Definitive Proxy Statement, dated March 20, 1996 are incorporated by reference into Part III.



NICOR Inc.                                                           Page i

Table of Contents

Item No.                                                               Page
           Part I
    1.     Business................................................       1

    2.     Properties..............................................       6

    3.     Legal Proceedings.......................................       6

    4.     Submission of Matters to a Vote of Security Holders.....       6

           Executive Officers of the Registrant....................       7

           Part II
    5.     Market for Registrant's Common Equity and Related
             Stockholder Matters...................................       8

    6.     Selected Financial Data.................................       9

    7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................      10

    8.     Financial Statements and Supplementary Data.............      21

    9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................      39

           Part III
   10.     Directors and Executive Officers of the Registrant......      39

   11.     Executive Compensation..................................      39

   12.     Security Ownership of Certain Beneficial Owners
             and Management........................................      39

   13.     Certain Relationships and Related Transactions..........      39

           Part IV
   14.     Exhibits, Financial Statement Schedule, and Reports
             on Form 8-K...........................................      40

           Signatures..............................................      42

           Exhibit Index...........................................      43


Selected abbreviations:

FERC - Federal Energy Regulatory Commission
Ill.C.C. - Illinois Commerce Commission
Mcf, MMcf, Bcf - Thousand cubic feet, million cubic feet,
                 billion cubic feet
TEU - Twenty-foot equivalent unit



NICOR Inc.                                                           Page 1

PART I

Item 1. Business

NICOR Inc. (NICOR), incorporated in 1976, is a diversified holding company and through its wholly owned subsidiaries is engaged in gas distribution (Northern Illinois Gas) and containerized shipping (Tropical Shipping). NICOR had approximately 3,400 employees at year-end 1995.

Gas distribution, NICOR's primary segment, accounted for approximately
90 percent of NICOR's assets at December 31, 1995, 1994 and 1993. Northern Illinois Gas' operating income ranged from 90 percent to 95 percent of consolidated operating income during the three years ended December 31, 1995. NICOR provides financial information on both of its business segments in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 20.

The mailing address of the company's general office is P.O. Box 3014, Naperville, Illinois 60566-7014. The telephone number is (708) 305-9500.

GAS DISTRIBUTION

General

Northern Illinois Gas, formed in 1954, is one of the nation's largest gas distribution utilities, serving more than 1.8 million customers. The company has approximately 2,300 employees, of which about 70 percent are covered by provisions of a collective bargaining agreement which expires on February 28, 1997. The company's service territory spans over 17,000 square miles, covering more than 600 communities and adjacent areas in 35 counties and encompasses most of the northern third of Illinois, excluding the city of Chicago. Northern Illinois Gas maintains franchise agreements with 475 municipalities with terms ranging up to 50 years. More than 50%, or approximately 250 franchise agreements, will expire in 20 years or more. Only seven agreements, or approximately 1%, will expire in less than five years. These agreements allow the company to construct, operate and maintain distribution facilities in the municipalities served.

The Northern Illinois Gas service territory has a stable economic base that provides strong and balanced demand among residential, commercial and industrial customers. Residential customers account for about 45 percent of the company's total gas deliveries, while industrial and commercial customers account for approximately 30 percent and 25 percent of deliveries, respectively (refer to Operating Statistics on page 17). In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific swings.

Gas deliveries are seasonal since nearly 50 percent are used for space heating. Typically, 70 to 75 percent of deliveries and revenues occur from October 1 to March 31.



NICOR Inc.                                                           Page 2

Item 1. Business (continued)

Customer Services

In addition to gas sales to all customer classes, Northern Illinois Gas provides transportation, storage and backup services to commercial and industrial customers who purchase their own gas supplies. Transportation service provides customers the opportunity to lower their overall costs by purchasing gas directly and transporting it to their facilities through the company's distribution system. The company provides transportation customers with supply backup which may vary from zero to 100 percent.

Northern Illinois Gas continues to make additional underground storage capacity available to its transportation customers. About 21 Bcf, or 15 percent of company-owned storage capacity, is available under the company's two existing programs and approximately 4,500 customers, brokers and marketers contracted to use the company's storage-for-fee services during the 1995-1996 heating season. In addition to these two programs, in 1995 the company entered into one-year agreements to lease 2 Bcf of storage capacity to two gas marketers.

Northern Illinois Gas is continuing to explore ways of enhancing profitability through nontraditional opportunities that benefit ratepayers and shareholders alike. During 1995, these nontraditional activities included: selling storage services for a fee to various customers as noted above; providing transportation service to pipelines and gas distribution companies adjacent to its facilities; owning a hub which serves as a market center for various transactions between buyers and sellers of natural gas and related services; selling space for advertising material to be inserted in gas bill envelopes; and offering account management services to transportation customers. While the combined operating results from these activities are modest, these ventures demonstrate the company's commitment to developing nontraditional sources of income.

Sources of Gas Supply

As a result of FERC Order 636, Northern Illinois Gas contracts separately for gas supply, pipeline transportation and leased storage services. The company purchases gas supplies on a deregulated basis directly from producers, marketers and affiliates of pipelines. Pipeline transportation and storage services are contracted for at rates regulated by the FERC. For further information on FERC Order 636, see page 30.

Northern Illinois Gas owns extensive underground storage facilities located within its service territory. The company's gas supply, pipeline transportation and storage service contracts, when combined with company-owned storage, were sufficient to meet peak day, seasonal and annual requirements during 1995.

Northern Illinois Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company, however, is unable to make specific representations as to natural gas supply availability, but believes supply will be sufficient to meet market demands in the foreseeable future.



NICOR Inc.                                                           Page 3

Item 1. Business (continued)

Gas supply. Northern Illinois Gas maintains a diversified portfolio of gas supply contracts. Firm direct gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market rates for spot gas. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. At the end of 1995, the company had approximately 40 firm direct gas supply contracts with terms generally ranging from three months to five years. Nearly 60 percent of the contracted volumes expire in 1996. The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.

The sources of gas purchased for the past three years were:

                                        Year ended December 31
                              1995              1994               1993
      Source              Bcf      %        Bcf       %        Bcf      %

Firm direct supply       237.4    78.2     246.8     84.6     139.3    46.8
Spot gas                  66.2    21.8      44.8     15.4     115.8    38.9
Pipeline suppliers           -       -         -        -      42.8    14.3

                         303.6   100.0     291.6    100.0     297.9   100.0


The company's transportation customers also purchase gas supplies. Nearly 45 percent of the gas that the company delivered in 1995 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation contracts. Northern Illinois Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in the United States and Canada. The company's primary firm transportation contracts with these pipelines are summarized below:

                                                            Total maximum
                                   Year of service         daily contract
                                       agreement              capacity
      Major pipelines                 expiration                (Bcf)

Natural Gas Pipeline Company
  of America (NGPL)                       2000                    .92(a)
Midwestern Gas Transmission
  Company (Midwestern)                    2000                    .33
Northern Natural Gas Company
  (Northern Natural)                      1997                    .19

                                                                 1.44
(a) Excludes .49 Bcf of delivered storage service.



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

Storage. Northern Illinois Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is able to meet up to 60 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf in and out of storage. In addition to the company-owned facilities, Northern Illinois Gas leases about 43 Bcf of storage from interstate pipelines and other storage facility operators. Storage facilities provide supply flexibility, improve reliability of deliveries and help reduce costs.

In 1994 and 1995, the company significantly enhanced its transmission and storage capabilities with construction of the Elgin-Volo project, a two-year, $65 million system improvement. The project improved withdrawal capacities at its storage field in Troy Grove, Illinois and added 17 miles of parallel main to increase the capacity of the transmission system that delivers gas from Troy Grove to the market. In addition, 28 miles of transmission main was added in the northern region of the company's service territory.

Competition/Demand

Northern Illinois Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. More than 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Demand for gas may be influenced by such factors as weather, the economy, new sources and uses of energy, customer conservation efforts, technological advances, pricing of gas and competitive fuels, environmental considerations, state and federal regulatory policies and the customers' overall expectations about the future.

Changes are expected to occur in the electric utility industry, the result of which will lead to more competitive pricing between natural gas and electric utilities. Retail prices for electricity will become more market driven and vary based on such factors as demand, available capacity and the variable costs associated with bringing incremental generating capacity on line. Customers will benefit from the increase in competition, and the energy providers that fare well will be the ones that provide the best service at the lowest cost.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 12 through 14.



NICOR Inc.                                                           Page 5

Item 1. Business (continued)

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

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a
5.4 percent, $73 million general rate increase. For further information, see Rate Proceeding on page 29.

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

Northern Illinois Gas Operating Statistics

                                              Year ended December 31
                                           1995         1994         1993
Percent of customers with gas
  space heating                              97%          97%          97%
Peak-day sendout (Bcf)                       3.8          4.6          3.4
Average temperature on peak day
  (degrees in Fahrenheit)                      3          (14)           6
Degree days* (Normal 6,117)                6,111        5,865        6,129
Customers per employee (average)             777          775          748

* Degree days - The number of degrees by which the daily mean temperature falls below 65 degrees Fahrenheit.


See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, page 17, for operating revenues, deliveries and customers by class.



NICOR Inc.                                                           Page 6

Item 1. Business (concluded)

SHIPPING

Tropical Shipping transports containerized freight between the Port of Palm Beach, Florida and 23 ports in the Caribbean and Central America. The company is one of the largest transportation companies in the region, carrying cargo primarily southbound to markets which are heavily dependant upon the tourist industry and northbound for export trade. The company also provides additional related services including inland transportation and cargo insurance.

Tropical Shipping's owned fleet consists of 14 vessels with a container capacity totaling approximately 3,100 TEUs. Whenever practical, excess capacity in Tropical Shipping's fleet is chartered out on a short-term basis. In addition, the company owns containers, container-handling equipment, chassis and other equipment. Real property, a significant portion of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served. Tropical Shipping also has sales offices in Canada and England.

Additional information about factors affecting Tropical Shipping's business is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 and 15.

NICOR NEW VENTURES

NICOR has developed several new nonutility ventures that build on the company's strengths, expertise and market presence in the gas distribution business. Additional information is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 15.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on page 37.

Item 2.  Properties

Information with respect to this item concerning NICOR and its subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings

On December 20, 1995, Northern Illinois Gas filed suit against certain insurance carriers in the Circuit Court of Cook County. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs associated with environmental cleanup of former manufactured gas plant sites.

Item 4.  Submission of Matters to a Vote of Security Holders

None.



NICOR Inc.                                                           Page 7

Executive Officers of the Registrant

       Name          Age             Current Position and Background

Thomas L. Fisher      51     Chairman, NICOR and Northern Illinois Gas
                             (January 1996), Chief Executive Officer, NICOR
                             (since 1995) and Northern Illinois Gas (since
                             1988), President, NICOR (since 1994) and
                             Northern Illinois Gas (since 1988) and Chief
                             Operating Officer, NICOR (1994).

David L. Cyranoski    52     Senior Vice President, NICOR and Northern
                             Illinois Gas (since 1995), Secretary, NICOR
                             (since 1992) and Northern Illinois Gas (since
                             1993), Controller, NICOR (since 1992) and
                             Northern Illinois Gas (since 1984) and Vice
                             President, NICOR (1992-1995) and Northern
                             Illinois Gas (1984-1995).

Thomas A. Nardi       41     Senior Vice President Nonutility Operations and
                             Business Development, NICOR (since 1995), and
                             Senior Vice President Business Development,
                             Northern Illinois Gas (since 1995), Vice
                             President Business Development, NICOR (1994-
                             1995), Vice President Supply and Business
                             Development, Northern Illinois Gas (1994-1995),
                             Vice President Rates and Supply, Northern
                             Illinois Gas (1993-1994), Vice President Rates and Personnel and Secretary, Northern Illinois
                             Gas (1991-1992) and Vice President and
                             Secretary, Northern Illinois Gas (1990-1991).

John C. Flowers       57     Vice President Personnel, Northern Illinois Gas
                             (since 1993) as well as Vice President Human
                             Resources, NICOR (since 1984).

Donald W. Lohrentz    59     Treasurer, NICOR (since 1987), Vice President,
                             Northern Illinois Gas (since 1985) and
                             Treasurer, Northern Illinois Gas (1990-1993,
                             1984-1988).

Edwin M. Werneke      57     Vice President Supply Ventures, NICOR (since
                             1995), Vice President Supply Administration,
                             Northern Illinois Gas (since 1995) and
                             Assistant Vice President, Northern Illinois Gas
                             (1980-1995).


Executive officers of the company are elected annually by the Board of Directors.



NICOR Inc.                                                           Page 8

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

NICOR common stock is listed on the New York and Chicago Stock Exchanges.
At February 29, 1996, there were approximately 43,000 common stockholders of record. On March 6, 1996, the Board of Directors declared a quarterly common stock dividend of 33 cents per share, payable May 1, 1996, to stockholders of record March 29, 1996. This payment represents an annual rate of $1.32 per share.

The common stock price range and dividends declared per common share by quarter for 1995 and 1994, are as follows:

                              Stock price          Dividends
           Quarter         High         Low         declared
          1995
            First        $25-3/8      $21-3/4        $ .32
            Second        27-7/8       24-1/2          .32
            Third         28-1/2       25-1/8          .32
            Fourth        28-1/2       24-7/8          .32

          1994
            First        $29-1/4      $25-1/8        $.315
            Second        28-1/4       25-1/8         .315
            Third         26-1/2       23-5/8         .315
            Fourth        25           21-7/8         .315


NICOR Inc.                                                                             Page 9

Item 6.  Selected Financial Data
                                                         Year ended December 31
(Millions, except per share data)           1995       1994       1993      1992       1991

Operating revenues                        $1,480.1   $1,609.4   $1,673.9  $1,546.5   $1,457.1

Operating income                          $  189.8   $  193.7   $  198.1  $  188.3   $  185.4

Net income
  Continuing operations                   $   99.8   $  109.5   $  109.4  $   95.0   $   99.6
  Discontinued operations                        -          -        2.3      13.3        9.0

                                          $   99.8   $  109.5   $  111.7  $  108.3   $  108.6

Average shares of common stock
  outstanding                                 50.7       52.6       55.1      56.0       57.9

Earnings per share of common stock
  Continuing operations                   $   1.96   $   2.07   $   1.97  $   1.67   $   1.70
  Discontinued operations                        -          -        .04       .24        .15

                                          $   1.96   $   2.07   $   2.01  $   1.91   $   1.85

Dividends declared per share of common
  stock                                   $   1.28   $   1.26   $   1.22  $   1.18   $   1.12

Total assets                              $2,259.1   $2,209.9   $2,222.1  $2,339.2   $2,279.7

Capitalization
  Long-term debt                          $  468.7   $  458.9   $  458.9  $  417.2   $  458.0
  Redeemable preferred and preference
    stock                                      8.8        9.3       16.6      17.2       18.6
  Nonredeemable preferred and preference
    stock                                       .1         .1         .1        .1        4.2
  Common equity                              687.6      683.4      703.9     711.6      703.9

                                          $1,165.2   $1,151.7   $1,179.5  $1,146.1   $1,184.7


NICOR Inc.                                                           Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in NICOR's operating results and financial condition from 1993 to 1995. This review also discusses business trends and uncertainties that might affect NICOR. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain abbreviations used herein are defined on page i.

SUMMARY

NICOR's two major business segments are gas distribution and shipping. Gas distribution is NICOR's primary business, accounting for approximately 90 percent of consolidated assets at December 31, 1995 and 1994. NICOR previously conducted operations in the oil and gas business, which were classified as discontinued in the first quarter of 1993. The sale of oil and gas operations was completed in 1993.

NICOR's 1995 income from continuing operations of $99.8 million declined
9 percent from 1994 as lower operating results in the gas distribution segment were partially offset by a substantial improvement in operating results in the shipping segment. A higher effective tax rate also had a negative impact on 1995 earnings. In 1994, NICOR's income from continuing operations of $109.5 million was essentially unchanged from 1993 as lower operating income basically offset improvements in nonoperating items.

Earnings per common share from continuing operations were $1.96 in 1995 compared with $2.07 in 1994 and $1.97 in 1993. Earnings per common share including discontinued operations were $1.96, $2.07 and $2.01 for the same years. Per share results benefitted from about 4 percent fewer average shares outstanding in 1995 compared with 1994 and about 5 percent fewer average shares in 1994 compared with 1993. Dividends declared per common share were $1.28, $1.26 and $1.22 for 1995, 1994 and 1993, respectively.

Gas distribution operating income decreased to $170.7 million in 1995 from $179.1 million in 1994 due mainly to higher depreciation and higher operating and maintenance expenses. Also, prior year operating results included the impact of a $4.2 million nonrecurring gain on the sale of interests in oil and gas properties. Partially offsetting these factors was the impact of a 6 percent increase in deliveries of natural gas, reflecting weather that was 4 percent colder than in 1994. In 1994, gas distribution operating income decreased $8.5 million to $179.1 million as higher operating and maintenance expenses and depreciation more than offset a $4.2 million gain on the sale of oil and gas property interests. Further, deliveries increased 2 percent due to additional deliveries for electric power generation, but the related operating income benefit was more than offset by decreased demand associated with 4 percent warmer weather.

Shipping operating income rose 26 percent in 1995 to $23.4 million due to higher revenue per unit related to an improved mix of cargo shipped. In 1994, shipping operating income was $18.6 million, up $3.1 million or 20 percent. The improvement resulted from an improved cargo mix, increased chartering activity and additional volumes shipped.



NICOR Inc.                                                           Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a 12.95 percent cost of common equity. The increase is needed to recover costs associated with enhancements to the company's transmission and storage system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

On January 12, 1996, the Ill.C.C. hearing examiners issued a proposed order under which Northern Illinois Gas would receive a general rate increase of approximately $31 million, of which $12 million is due to the proposed change in the company's depreciation rate. The proposed order reflects a rate of return on original-cost rate base of 9.77 percent and an 11.3 percent cost of common equity. The Ill.C.C. is expected to issue a final decision by April 4, 1996, which could be different from the proposed order.

In October 1994, NICOR initiated a common stock buyback program totaling $50 million. In July 1994, the company completed a $100 million common stock buyback program initiated in 1993. During the last three years, the company has repurchased and retired 5.5 million common shares at an approximate cost of $145 million.


(Millions)                       1995          1994          1993

Operating revenues
  Gas distribution            $ 1,312.7     $ 1,455.0     $ 1,533.3
  Shipping                        163.6         153.0         140.5
  Other                             3.8           1.4            .1

                              $ 1,480.1     $ 1,609.4     $ 1,673.9

Depreciation expense
  Gas distribution            $    98.8     $    90.1     $    83.7
  Shipping                         12.9          13.0          12.8
  Other                              .1             -             -

                              $   111.8     $   103.1     $    96.5

Operating income (loss)
  Gas distribution            $   170.7     $   179.1     $   187.6
  Shipping                         23.4          18.6          15.5
  Other                            (4.3)         (4.0)         (5.0)

                              $   189.8     $   193.7     $   198.1



NICOR Inc.                                                           Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of NICOR's businesses.

Gas distribution. Since nearly 50 percent of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Northern Illinois Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels, and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with direct access to gas supplies and storage services. In 1995, Northern Illinois Gas' storage capabilities enabled the company to reduce purchases of premium-cost pipeline services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Gas Distribution Operating Statistics

                                          1995         1994         1993

Year-end customers (Thousands)           1,833.5      1,802.7      1,769.8
Margin per Mcf delivered                 $   .83      $   .87      $   .88
Average gas cost per Mcf sold               2.52         3.14         3.26
Degree days (Normal 6,117)                 6,111        5,865        6,129


In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. For further information, see page 30, FERC Order 636.

Northern Illinois Gas has significantly enhanced its transmission and storage capabilities with the Elgin-Volo project. The project improved withdrawal capacities at the company's storage field in Troy Grove, Illinois, and added 17 miles of parallel main to increase the capacity of



NICOR Inc.                                                           Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the transmission system that delivers gas from Troy Grove to the market. In addition, 28 miles of main was added in the northern region of the Northern Illinois Gas service territory between the towns of Elgin, Crystal Lake and Volo. The project is expected to provide an estimated $28 million in annual gas cost savings to customers, enable the company to meet future demand and provide the opportunity to sell additional transportation and storage services.

Northern Illinois Gas has been able to increase gas deliveries in recent years in part because of more diversified uses of natural gas. While the majority of the company's growth in the past has been driven by customer additions, diversified uses, such as electric power generation, large-tonnage gas air conditioning and gas-fired cogeneration, are expected to continue to account for a significant portion of Northern Illinois Gas' growth in deliveries.

In 1993, Northern Illinois Gas began a 10-year contract to transport natural gas for electric generation. Deliveries under this contract, which may vary widely from year to year depending on demand for electricity, operation of other plants and the cost of natural gas relative to other fuels, contributed significantly to the overall growth in deliveries in each of the last two years. Northern Illinois Gas delivered 34.4 Bcf and 31.4 Bcf of gas for electric power generation in 1995 and 1994, respectively.

Beyond efforts to increase natural gas deliveries in its service territory, Northern Illinois Gas is working to increase profitability through nontraditional opportunities. During 1995, these nontraditional activities included: selling storage services for a fee to various customers; providing transportation service to pipelines and gas distribution companies adjacent to its facilities; owning a hub which serves as a market center for various transactions between buyers and sellers of natural gas and related services; selling space for advertising materials to be inserted in gas bill envelopes; and offering account management services to transportation customers. These activities generated approximately $6 million in pretax income in 1995 and 1994, and approximately $3 million in 1993. These ventures demonstrate the company's commitment to developing nontraditional sources of income.

Northern Illinois Gas is examining its operations in light of the changing regulatory environment. With efficiency and customer service in mind, the company has made several organizational changes. The company's sales and marketing departments were centralized to enhance the level of service to existing markets and to focus resources on markets with the most potential to increase natural gas deliveries. In field operations, Northern Illinois Gas has reorganized from a "division" structure based on geography to a company-wide "process" approach based on closely related activities and customer services. The more centralized structure improves the planning and prioritization of work throughout the company's service territory, leading to increased efficiency on service calls, maintenance of the operating system and installation of new services and main. The company has also taken steps to streamline its gas storage and transmission operations and is in the process of reviewing its support and administrative functions.



NICOR Inc.                                                           Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Northern Illinois Gas also initiated a program in 1994 to reduce the level of capital expenditures on an ongoing basis while continuing to maintain a high level of service and reliability. The company made progress toward this objective in 1995 as spending on capital items other than the Elgin-Volo project was significantly below the 1994 level.

Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Northern Illinois Gas.

As a result of a bill passed by the Illinois legislature in 1995, performance-based ratemaking is now allowed in the state on an experimental basis. Northern Illinois Gas' rate case filing in 1995 was based on the traditional cost-of-service approach, but the company is studying performance-based rate opportunities and is considering appropriate actions.

Shipping. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. Most of the markets served by the company depend on imports of food and other essential provisions. Tourism is a key element in their economies.

Tropical Shipping continues its efforts to be competitive and profitable in the Caribbean region, which is characterized by modest market growth, intensifying price competition and increasing service parity. The company intends to take advantage of opportunities in the region by expanding services to selected destinations and initiating service to new areas in the Caribbean region. Additional growth is expected in high margin services, such as handling of less-than-container load shipments and providing service via other carriers to ports not served by Tropical vessels.

In September 1995, two hurricanes caused extensive damage on several of the Caribbean islands served by Tropical Shipping. The hurricanes have had a negative impact on tourist-based cargo shipments, but the impact has been more than offset by an increase in shipments of construction materials and supplies to rebuild the affected areas. Hurricane-recovery activity is expected to continue into 1996.

At present, all shipping companies engaged in the foreign commerce of the United States are required to file their rates and tariff terms with the Federal Maritime Commission (FMC). The U.S. House of Representatives has passed legislation that would dismantle the FMC and deregulate the "common carrier" shipping industry as early as 1997. That legislation, as well as other alternative deregulation measures, is currently being reviewed by the U.S. Senate. If enacted, deregulation will allow shipping companies to negotiate confidential service contracts with individual shippers for liner services rather than providing services on a fixed tariff basis.



NICOR Inc.                                                           Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deregulation should initially increase direct competition for larger customers. Tropical's competitive rates and service levels should allow the company to meet the challenges of the increased competition; however, the full impact of such change is uncertain at this time.

Shipping Operating Statistics
                                           1995      1994      1993
TEUs shipped (Thousands)
  Southbound                                76.2      75.2      75.3
  Northbound                                15.7      16.7      16.1
  Interisland                                5.0       4.0       2.4

                                            96.9      95.9      93.8

Ports served                                  23        22        22
Vessels owned                                 14        14        14


NICOR New Ventures. In order to maximize the potential from a growing number of opportunities, NICOR has developed several new nonutility ventures that build on the company's strengths, expertise and market presence in the gas distribution business. NICOR's new ventures offer good long-term growth prospects and are expected to move toward overall profitability over the next several years. Currently, these new ventures include: offering a variety of maintenance and repair contracts for residential and commercial heating, air conditioning and water heating equipment; developing, administering and operating natural gas market-area hubs; developing turnkey natural gas fleets and fueling services in the Chicago metropolitan area; and assisting clients in the area of natural gas product development, testing and consulting.

Contingencies. The company is conducting environmental investigations at a barge-cleaning facility and former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 37, Contingencies.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting NICOR's earnings.

Revenues. In 1995, NICOR's operating revenues decreased 8 percent to $1,480.1 million. Gas distribution revenues of $1,312.7 were down
10 percent as a result of the recovery from customers of lower gas costs. Shipping revenues rose 7 percent to $163.6 million due to an improved cargo mix, additional volumes shipped and increased charter activity.



NICOR Inc.                                                           Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1994, NICOR's operating revenues decreased 4 percent to $1,609.4 million. In the gas distribution segment, revenues of $1,455 million declined
5 percent as a result of the recovery from customers of lower gas costs, customers switching from sales to transportation service and the effect of 4 percent warmer weather. Shipping revenues rose 9 percent to $153 million due to an improved cargo mix, increased charter activity and additional volumes shipped.

Margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes which are both passed directly through to customers, rose $6 million in both 1995 and 1994 to $442.3 million and $436.3 million, respectively. Factors contributing to the change in margin included the positive impact of increased deliveries unrelated to weather, the effect of variations in weather and a nonrecurring $4.2 million gain on the sale of interests in oil and gas properties in 1994. Margin per Mcf delivered in 1995 and 1994 was adversely affected by increases in lower margin deliveries for electric power generation.

Operating and Maintenance. In 1995, operating and maintenance expenses were $287.3 million, up $14.6 million from the prior year. The gas distribution segment accounted for $6.1 million of the increase due to several factors, including a higher pension provision, increased expenditures for information technology and the incurrence of costs associated with the company's rate filing. The shipping segment was $5.8 million higher because of shore and vessel costs relating to higher volumes shipped.

In 1994, operating and maintenance expenses were $272.7 million, up
$16.6 million from the prior year. The shipping segment increase of $8.7 million was due primarily to higher volume-related operating expenses and the cost of an early retirement program. The gas distribution segment increase of $7.6 million related to several items, the largest being payroll, a new system maintenance program and damage claims.

Depreciation. Depreciation rose 8 percent in 1995 to $111.8 million, and 7 percent in 1994 to $103.1 million, mainly as a result of plant additions in the gas distribution segment.

Nonoperating items. Other income decreased $.8 million in 1995 to $6.2 million as the change in interest on income tax adjustments more than offset higher interest income, resulting from higher interest rates.

In 1995, interest expense rose $1.7 million due to the impact of higher interest rates. Interest expense declined $1.3 million in 1994 to $40.1 million because of reduced borrowing levels.

Effective income tax rates were 35.3 percent, 31.8 percent and 33.1 percent for 1995, 1994 and 1993, respectively. The increase in 1995 was primarily the result of a higher state tax provision and less excess deferred taxes turning around. The decrease in 1994 was due primarily to a lower state tax provision.



NICOR Inc.                                                           Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Operating Statistics

                                            1995         1994        1993
Gas distribution margin (Millions)
  Sales
    Residential                          $   849.8    $   939.2   $   989.2
    Commercial                               217.8        260.0       292.1
    Industrial                                35.9         50.2        55.4
                                           1,103.5      1,249.4     1,336.7
  Transportation
    Commercial                                50.3         41.8        38.8
    Industrial                                62.5         51.2        48.1
                                             112.8         93.0        86.9
  Revenue taxes and other                     96.4        112.6       109.7
  Operating revenues                       1,312.7      1,455.0     1,533.3
  Cost of gas                               (787.2)      (924.9)   (1,007.1)
  Revenue taxes                              (83.2)       (93.8)      (95.9)

                                         $   442.3    $   436.3   $   430.3

Deliveries (Bcf)
  Sales
    Residential                              231.4        215.8       222.7
    Commercial                                59.3         60.5        67.0
    Industrial                                10.5         12.4        13.7
                                             301.2        288.7       303.4
  Transportation
    Commercial                                64.0         54.2        50.0
    Industrial                               165.6        156.9       135.4
                                             229.6        211.1       185.4

                                             530.8        499.8       488.8

Year-end customers (Thousands)
 Sales
   Residential                             1,660.6      1,632.0     1,601.2
   Commercial                                141.7        141.5       141.7
   Industrial                                 11.6         11.6        11.6
                                           1,813.9      1,785.1     1,754.5
 Transportation
   Commercial                                 17.1         15.3        13.2
   Industrial                                  2.5          2.3         2.1
                                              19.6         17.6        15.3

                                           1,833.5      1,802.7     1,769.8



NICOR Inc.                                                           Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discontinued operations. In April 1993, NICOR announced its intention to divest its oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in October 1993, with no effect on net income. This completed the sale of oil and gas operations.

The company has been evaluating its discontinued operations reserve and it appears that a positive adjustment may be appropriate in the near future.

Accounting pronouncements. In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Statement No. 123, Accounting for Stock-Based Compensation. Implementation of these statements is not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 29.

FINANCIAL CONDITION AND LIQUIDITY

Overall, NICOR's financial condition is sound. Long-term debt continues to be about 40 percent of capitalization.

The company believes it has access to adequate resources to meet planned capital expenditures, debt and stock redemptions, dividends and working capital needs. These resources include net cash flow from operating activities, access to capital markets, unused lines of credit and short-term investments.

Operating. Net cash flow from continuing operations, NICOR's primary source of cash, was $276.3 million in 1995, $298.4 million in 1994 and $221.9 million in 1993. The changes between years were due primarily to the timing of the recovery of gas costs from customers.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain gas distribution factors, including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

In 1996, net cash flow from continuing operations is expected to decrease significantly because of working capital changes. Factors contributing to this decrease include the impact of an increase in company storage requirements, timing of gas cost recoveries, a return to normal levels of customer advance payments and the impact of a 1995 gas pipeline refund.

Investing. NICOR's capital expenditures, which are mainly in the gas distribution segment, were $156.9 million in 1995 compared with $172.1 million in 1994 and $141.6 million in 1993. Capital expenditures in 1995 and 1994 included amounts related to construction of the Elgin-Volo project, a two-year, $65 million transmission and storage system improvement. In 1995, capital spending in the gas distribution segment on projects other than the Elgin-Volo project was below historical levels, reflecting, in



NICOR Inc.                                                           Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

part, efforts to reduce capital expenditures. The decline in 1995 capital spending in the shipping segment relates primarily to the delay in certain equipment purchases.

Capital spending in 1996 is anticipated to be about $130 million, with $115 million for gas distribution. Capital expenditures in the gas distribution segment are expected to decrease as a result of the completion of the Elgin-Volo project and company-wide efforts to reduce capital expenditures. In the shipping segment, capital spending is expected to return to more typical levels.

The U.S. exploration and production and the Canadian gas gathering operations were sold in several transactions in 1993 for approximately $140 million. Net proceeds from the sales were used to fund working capital requirements and the 1993 common stock buy-back program.

Financing. NICOR's long-term debt outstanding was $468.7 million at December 31, 1995 and $458.9 million for the years ended December 31, 1994 and 1993. Long-term debt as a percentage of capitalization was 40.2 percent, 39.9 percent and 38.9 percent at year-end 1995, 1994 and 1993, respectively.

Long-term debt. In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds of the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes due in July 1995.

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

In April 1994, Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission, of which $175 million remained available for issuance at December 31, 1995. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding debt, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

During 1993, the company refinanced about half of consolidated long-term debt at lower interest rates, reducing annual interest expense by approximately $5.5 million on the portion of the debt refinanced.



NICOR Inc.                                                           Page 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

In 1996, Northern Illinois Gas anticipates issuing, depending upon market conditions, $50 million of debt to finance maturing debt and $25 million of debt to replenish funds used in 1995 to finance the Elgin-Volo project.

Short-term debt. NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At
December 31, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $340 million and the company had $198.8 million and $243.9 million of commercial paper outstanding at year-end 1995 and 1994, respectively. At December 31, 1995, the unused lines of credit under these credit agreements were $141.2 million

Preference stock. In May 1994, NICOR redeemed its 7.90% preference stock at a price of $505 per share.

Common stock. In October 1994, NICOR initiated a stock repurchase program having an aggregate market value of up to $50 million. The repurchases are being financed with existing financial assets, cash flow and utilization of short-term borrowings. Under this program, NICOR purchased and retired common shares at a cost of approximately $30 million and $15 million in 1995 and 1994, respectively.

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

The company increased its quarterly common stock dividend rate during 1995 for the eighth consecutive year. The company paid dividends of $65.2 million, $66.9 million and $68.1 million in 1995, 1994 and 1993, respectively.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to NICOR are not expected to have a material impact on the company's ability to meet its cash obligations.

                               Estimated                Actual
(Millions)                        1996        1995        1994        1993
Capital Expenditures
  Gas distribution             $     115    $  152.2    $  160.3    $  127.4
  Shipping                            15         4.5        11.8        14.1
  Other                                -          .2           -          .1
                               $     130    $  156.9    $  172.1    $  141.6

Identifiable assets at December 31
  Gas distribution                          $2,080.3    $2,011.7    $2,016.1
  Shipping                                     164.3       180.6       204.5
  Other                                         14.5        17.6         1.5
                                            $2,259.1    $2,209.9    $2,222.1



NICOR Inc.                                                           Page 21

Item 8.  Financial Statements and Supplementary Data

                                                                       Page

Report of Independent Public Accountants                                22

Financial Statements:

  Consolidated Statement of Income                                      23

  Consolidated Statement of Cash Flows                                  24

  Consolidated Balance Sheet                                            25

  Consolidated Statement of Capitalization                              26

  Consolidated Statement of Common Equity                               27

  Notes to the Consolidated Financial Statements                        28



NICOR Inc.                                                           Page 22

Report of Independent Public Accountants



To the Shareholders and Board of Directors of NICOR Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NICOR Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NICOR Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index (page 40) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP
                                        Arthur Andersen LLP

Chicago, Illinois
January 24, 1996


NICOR Inc.                                                                                                 Page 23

Consolidated Statement of Income
(Millions, except per share data)

                                                                                 Year ended December 31
                                                                          1995            1994            1993
Operating revenues                                                     $ 1,480.1       $ 1,609.4       $ 1,673.9

Operating expenses
  Cost of gas                                                              787.2           924.9         1,007.1
  Operating and maintenance                                                287.3           272.7           256.1
  Depreciation                                                             111.8           103.1            96.5
  Taxes, other than income taxes                                           104.0           115.0           116.1

                                                                         1,290.3         1,415.7         1,475.8

Operating income                                                           189.8           193.7           198.1

Other income (expense)
  Interest income                                                            3.1             2.3             1.9
  Other, net                                                                 3.1             4.7             5.0

                                                                             6.2             7.0             6.9

Income before interest on debt and income taxes                            196.0           200.7           205.0

Interest on debt, net of amounts capitalized                                41.8            40.1            41.4

Income before income taxes                                                 154.2           160.6           163.6

Income taxes                                                                54.4            51.1            54.2

Income from continuing operations                                           99.8           109.5           109.4

Income from discontinued operations,
  net of income taxes                                                          -               -             2.3

Net income                                                                  99.8           109.5           111.7

Dividends on preferred and preference stock                                   .4              .6             1.0

Earnings applicable to common stock                                    $    99.4       $   108.9       $   110.7


Average shares of common stock outstanding                                  50.7            52.6            55.1

Earnings per average share of common stock
  Continuing operations                                                $    1.96       $    2.07       $    1.97
  Discontinued operations                                                      -               -             .04

                                                                       $    1.96       $    2.07       $    2.01




<F1>
The accompanying notes are an integral part of this statement.

NICOR Inc.                                                                                                 Page 24

Consolidated Statement of Cash Flows
(Millions)
                                                                                    Year ended December 31
                                                                              1995           1994           1993
Operating activities
  Net income                                                                $  99.8        $ 109.5        $ 111.7
    Less income from discontinued operations                                      -              -            2.3
  Income from continuing operations                                            99.8          109.5          109.4
  Adjustments to reconcile income from continuing
    operations to net cash flow provided from
    continuing operations:
      Depreciation                                                            111.8          103.1           96.5
      Deferred income tax expense (benefit)                                    (3.1)         (32.7)         (13.9)
      Change in working capital items and other:
        Receivables, less allowances                                          (43.0)          58.5           12.2
        Gas in storage                                                          7.0            6.6           23.0
        Deferred/accrued gas costs                                             25.9           22.3          (14.5)
        Accounts payable                                                       51.0           30.9           13.0
        Gas refunds due customers                                              21.9             .7            1.1
        Other                                                                   5.0            (.5)          (4.9)

  Net cash flow provided from continuing operations                           276.3          298.4          221.9
  Net cash flow used for discontinued operations                               (2.7)          (1.3)         (12.3)

  Net cash flow provided from operating activities                            273.6          297.1          209.6

Investing activities
  Capital expenditures                                                       (156.9)        (172.1)        (141.6)
  Short-term investments                                                        8.2           23.8          (17.2)
  Proceeds from sales of discontinued operations                                  -              -          139.9
  Other                                                                         2.1            1.3           (3.9)

  Net cash flow used for investing activities                                (146.6)        (147.0)         (22.8)

Financing activities
  Net proceeds from issuing long-term debt                                     72.0           99.1          235.6
  Disbursements to retire long-term debt                                      (62.5)         (50.0)        (262.5)
  Repayments of short-term borrowings, net                                    (47.6)         (57.6)         (39.0)
  Dividends paid                                                              (65.2)         (66.9)         (68.1)
  Disbursements to reacquire stock                                            (33.6)         (71.6)         (60.0)
  Other                                                                         2.2             .9            7.0

  Net cash flow used for financing activities                                (134.7)        (146.1)        (187.0)

Net increase (decrease) in cash and cash equivalents                           (7.7)           4.0            (.2)

Cash and cash equivalents, beginning of year                                   14.5           10.5           10.7

Cash and cash equivalents, end of year                                      $   6.8        $  14.5        $  10.5





<F1>
The accompanying notes are an integral part of this statement.

NICOR Inc.                                                                                                 Page 25

Consolidated Balance Sheet
(Millions, except share data)
                                                                                            December 31
                          Assets                                                     1995                 1994

Current assets
  Cash and cash equivalents                                                       $     6.8            $    14.5
  Short-term investments, at cost which
    approximates market                                                                19.6                 27.8
  Receivables, less allowances of $5.8 and $5.2,
    respectively                                                                      261.7                218.7
  Gas in storage, at last-in, first-out cost                                           63.0                 91.2
  Deferred gas costs                                                                    8.7                 34.6
  Other                                                                                30.0                 31.2

                                                                                      389.8                418.0

Property, plant and equipment, at cost
  Gas distribution                                                                  2,886.2              2,727.8
  Shipping                                                                            223.8                223.5
  Other                                                                                  .4                   .2
                                                                                    3,110.4              2,951.5
  Less accumulated depreciation                                                     1,331.1              1,234.5

                                                                                    1,779.3              1,717.0

Other assets                                                                           90.0                 74.9

                                                                                  $ 2,259.1            $ 2,209.9

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                                       $    50.0            $    50.3
  Short-term borrowings                                                               198.8                246.4
  Accounts payable                                                                    308.4                258.4
  Gas refunds due customers                                                            24.2                  2.3
  Other                                                                                44.3                 43.0

                                                                                      625.7                600.4
Deferred credits and other liabilities
  Deferred income taxes                                                               180.8                169.3
  Regulatory income tax liability                                                      86.5                 89.9
  Unamortized investment tax credits                                                   50.8                 53.5
  Other                                                                               150.1                145.1

                                                                                      468.2                457.8
Capitalization
  Long-term debt                                                                      468.7                458.9
  Preferred stock                                                                       8.9                  9.4
  Common stock, par value $2.50, authorized 80,000,000 shares
    (reserved for conversion and other purposes 4,399,110 and
    4,473,735 shares, respectively), outstanding 50,301,587
    and 51,540,327 shares, respectively                                               125.8                128.9
  Paid-in capital                                                                      49.6                 77.1
  Retained earnings (since December 31, 1985)                                         512.2                477.4

                                                                                    1,165.2              1,151.7

                                                                                  $ 2,259.1            $ 2,209.9




<F1>
The accompanying notes are an integral part of this statement.

NICOR Inc.                                                                                                 Page 26

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                     December 31
                                                                          1995                        1994
First mortgage bonds
    Maturity              Interest rate
      1996                    4.50 %                              $   50.0                    $   50.0
      1997                    5.50                                    25.0                        25.0
      1998                    5.875                                   25.0                        25.0
      1999                    6.25                                    25.0                        25.0
      2000                    5.875                                   50.0                        50.0
      2019                    9.0                                     50.0                        50.0
      2021                    8.875                                   50.0                        50.0
      2022                    8.25                                    75.0                        75.0
      2023                    7.375                                   50.0                        50.0
      2024                    8.25                                    50.0                        50.0
      2025                    7.26                                    50.0                           -
                                                                     500.0                       450.0
  Less: Amount due within one year                                    50.0                           -
        Unamortized debt discount, net of premium                      3.8                         3.6

                                                                     446.2     38.3%             446.4      38.8%

Other long-term debt
  Notes payable due 1995, 5.50%                                          -                        50.0
  Note payable due 1996, 5.66%                                           -                        12.5
  Notes payable due 2000, 6.83%                                       22.5                           -
                                                                      22.5                        62.5
  Less amount due within one year                                        -                        50.0

                                                                      22.5      1.9               12.5       1.1

Preferred and preference stock
  Cumulative, par value $50, authorized 1,600,000 shares
    for preferred; and cumulative, without par value,
    authorized 20,000,000 shares for preference
      Redeemable preferred stock, 4.48% and 5.00% series,
        outstanding 175,385 and 191,639 shares, respectively           8.8                         9.6
      Other                                                             .1                          .1
                                                                       8.9                         9.7
      Less amount due within one year                                    -                          .3
                                                                       8.9       .8                9.4        .8
Common equity
  Common stock                                                       125.8                       128.9
  Paid-in capital                                                     49.6                        77.1
  Retained earnings (since December 31, 1985)                        512.2                       477.4

                                                                     687.6     59.0              683.4      59.3

                                                                  $1,165.2    100.0%          $1,151.7     100.0%




<F1>
The accompanying notes are an integral part of this statement.

NICOR Inc.                                                                                                 Page 27

Consolidated Statement of Common Equity
(Millions, except per share data)
                                                                                   Year ended December 31
                                                                             1995           1994           1993
Common stock
  Balance at beginning of year                                             $ 128.9        $ 134.9        $ 139.4
  Issued and converted                                                          .1             .1             .8
  Reacquired and cancelled                                                    (3.2)          (6.1)          (5.3)

  Balance at end of year                                                     125.8          128.9          134.9

Paid-in capital
  Balance at beginning of year                                                77.1          134.5          181.3
  Issued and converted                                                         2.0             .8            6.2
  Reacquired and cancelled                                                   (29.5)         (58.2)         (54.1)
  Other                                                                          -              -            1.1

  Balance at end of year                                                      49.6           77.1          134.5

Retained earnings(a)
  Balance at beginning of year                                               477.4          434.5          390.9
  Net income                                                                  99.8          109.5          111.7
  Dividends on common stock ($1.28, $1.26 and
    $1.22 per share, respectively)                                           (64.6)         (66.0)         (67.1)
  Dividends on preferred and preference stock                                  (.4)           (.6)          (1.0)

  Balance at end of year                                                     512.2          477.4          434.5

Total common equity at end of year                                         $ 687.6        $ 683.4        $ 703.9




<F1>
(a) Since December 31, 1985.



<F2>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                           Page 28

Notes to the Consolidated Financial Statements

NICOR Inc. is a holding company with its principal business being Northern Illinois Gas, one of the nation's largest gas distribution companies. Northern Illinois Gas serves over 1.8 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. NICOR also owns Tropical Shipping, which transports containerized freight between the Port of Palm Beach, Florida, and 23 ports in the Caribbean and Central America.

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of NICOR Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

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

Receivable credit risk. Each NICOR subsidiary has a diversified base of customers, typical for its industries, and prudent creditworthiness policies which limit risk.



NICOR Inc.                                                           Page 29

Notes to the Consolidated Financial Statements (continued)

NEW ACCOUNTING PRONOUNCEMENTS

Impairment of long-lived assets. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires recognition of impairment losses on long-lived assets when an asset's book value exceeds its expected future undiscounted cash flows. This statement requires adoption no later than the company's 1996 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. The company adopted Statement No. 121 on January 1, 1996. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

Stock-based compensation.  In October 1995, the FASB issued Statement
No. 123, Accounting for Stock-Based Compensation. This statement requires companies to either recognize compensation costs attributable to employee stock options or similar equity instruments in net income, or, in the alternative, provide pro forma footnote disclosure on net income and earnings per share. Implementation of this statement is required no later than the company's 1996 fiscal year. The company anticipates electing the pro forma footnote disclosure provisions of this statement in 1996. This statement is not expected to have a material impact on pro forma net income or earnings per share.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended December 31 were:


    (Millions)                              1995      1994      1993

    Income taxes paid                      $ 52.9    $ 77.7    $ 71.5
    Interest paid                            41.6      39.5      44.5


REGULATORY MATTERS

Rate proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a 12.95 percent cost of common equity. The increase is needed to recover costs associated with enhancements to the company's transmission and storage system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

On January 12, 1996, the Ill.C.C. hearing examiners issued a proposed order under which Northern Illinois Gas would receive a general rate increase of approximately $31 million, of which $12 million is due to the proposed change in the company's depreciation rate. The proposed order reflects a rate of return on original-cost rate base of 9.77 percent and an 11.3 percent cost of common equity. The Ill.C.C. is expected to issue a final decision by April 4, 1996, which could be different from the proposed order.



NICOR Inc.                                                           Page 30

Notes to the Consolidated Financial Statements (continued)

FERC Order 636. In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order 636. The company estimates that the total transition costs from all pipeline transporters could exceed $300 million. However, the ultimate level of costs is dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors. Approximately
$171 million of such costs has been recorded, of which $151 million has been paid to the pipeline transporters, subject to refund. Since 1994, the company has been recovering these costs through the PGA in accordance with Ill.C.C. authorization.

The company believes that the changes required by Order 636 will not have a material impact on its financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1995 and 1994, the estimated current replacement cost of gas in inventory at December 31, 1995 and 1994 exceeded the last-in, first-out cost by approximately $161 million and $236 million, respectively.

INCOME TAXES

The components of income tax expense are presented below:


    (Millions)                          1995        1994        1993

    Current
      Federal                          $ 52.7      $ 74.8      $ 63.1
      State                               7.1        11.2         7.3
                                         59.8        86.0        70.4
    Deferred
      Federal                            (2.3)      (24.9)      (12.1)
      State                               (.8)       (7.8)       (1.8)
                                         (3.1)      (32.7)      (13.9)

    Amortization of ITC, net             (2.7)       (2.4)       (2.3)
    Foreign taxes                          .4          .2           -

    Income tax expense                 $ 54.4      $ 51.1      $ 54.2



NICOR Inc.                                                           Page 31

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1995 and 1994 were as follows:


    (Millions)                                      1995        1994

    Deferred tax liabilities
      Property, plant and equipment               $ 237.7     $ 233.3
      Investment in foreign subsidiaries              8.2        15.1
      Other                                          20.8        16.6
                                                    266.7       265.0
    Deferred tax assets
      Unamortized investment tax credits             33.6        35.2
      Regulatory income tax liability                21.0        21.7
      Other                                          46.4        50.2
                                                    101.0       107.1

    Net deferred tax liability                    $ 165.7     $ 157.9


The effective combined federal and state income tax rate was 35.3 percent,
31.8 percent and 33.1 percent in 1995, 1994 and 1993, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:


    (Millions)                               1995      1994      1993

    Federal income taxes using
      statutory rate                        $ 54.0    $ 56.2    $ 57.3
    State income taxes, net                    4.7       2.5       3.8
    Amortization of investment
      tax credits                             (2.6)     (2.7)     (2.7)
    Other, net                                (1.7)     (4.9)     (4.2)

    Income tax expense                      $ 54.4    $ 51.1    $ 54.2


DISCONTINUED OPERATIONS

In April 1993, NICOR announced its intention to divest its oil and gas segment. U.S. exploration and production operations were sold in the second quarter of 1993, and the Canadian gas gathering operations were sold in October 1993, with no additional effect on net income. This completed the sale of the oil and gas operations.

Summarized financial results of the discontinued operations were:


    (Millions)                                               1993

    Operating revenues                                      $ 15.9

    Income before income taxes                              $  3.5
    Income taxes                                               1.2

    Income from discontinued operations                     $  2.3



NICOR Inc.                                                           Page 32

Notes to the Consolidated Financial Statements (continued)

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

Net periodic pension cost (benefit) included:


    (Millions)                                1995      1994      1993

    Service cost                             $  6.4    $  7.0    $  6.7
    Interest cost                              19.3      18.5      20.4
    Loss (return) on plan assets              (61.5)    (17.1)    (41.9)
    Net amortization and deferral              27.0     (19.4)      3.7

                                             $ (8.8)   $(11.0)   $(11.1)
    Expected long-term rate of return
      on plan assets                           9.0%      8.5%      8.5%


The following table reflects the funded status of the pension plans at October 1, 1995 and 1994 reconciled to amounts recorded in the financial statements at December 31, 1995 and 1994, respectively:


    (Millions)                                        1995        1994

    Vested benefits                                 $ 217.8     $ 202.9
    Nonvested benefits                                 25.7        21.2
    Accumulated benefit obligation                    243.5       224.1
    Effect of assumed increase in
      compensation level                               32.5        29.4
    Projected benefit obligation                      276.0       253.5
    Plan assets at market value                       379.4       352.0
    Plan assets in excess of projected
      benefit obligation                              103.4        98.5
    Unrecognized net gain                             (40.7)      (42.5)
    Unrecognized net transition asset                 (23.9)      (27.8)
    Unrecognized prior service cost                     4.5         5.0
    Other                                               3.4         2.9

    Prepaid pension cost                            $  46.7     $  36.1

    Weighted average discount rate                     7.5%        8.0%
    Rate of compensation increase                      4-5         4-5



NICOR Inc.                                                           Page 33

Notes to the Consolidated Financial Statements (continued)

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

Net periodic postretirement benefit cost included:


  (Millions)                                     1995      1994     1993

  Service cost                                 $   2.3   $   2.3  $   1.9
  Interest cost                                    9.0       8.1      7.5
  Loss (return) on plan assets                    (1.8)      (.4)    (1.0)
  Amortization of transition obligation            3.7       3.7      3.7
  Net amortization and deferral                    1.0       (.1)      .3

                                               $  14.2   $  13.6  $  12.4
  Expected long-term rate of return
    on plan assets                                9.0%      8.5%     8.5%


The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1995 and 1994 reconciled to amounts recorded in the financial statements at December 31, 1995 and 1994, respectively:


    (Millions)                                         1995      1994

    Accumulated postretirement benefit
      obligation (APBO):
        Retirees                                     $  76.9   $  71.2
        Fully eligible active plan participants         16.9      17.2
        Other active plan participants                  29.6      28.0
    Total APBO                                         123.4     116.4
    Plan assets at market value                         11.5       9.7
    APBO in excess of plan assets                     (111.9)   (106.7)
    Unrecognized transition obligation                  63.5      67.3
    Unrecognized prior service cost                     (1.2)     (1.3)
    Unrecognized net loss                               12.8      11.9
    Other                                               (2.1)     (2.3)

    Accrued postretirement benefit cost              $ (38.9)  $ (31.1)

    Weighted average discount rate                      7.5%      8.0%
    Rate of compensation increase                       4-5       4-5



NICOR Inc.                                                           Page 34

Notes to the Consolidated Financial Statements (continued)

The health care cost trend rate for pre-Medicare benefits was assumed to be 10 percent for 1996, gradually declining to 5 percent for 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 7 percent for 1996, gradually declining to 5 percent for 1998 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1995, by about $16 million, the aggregate of the service and interest cost components of 1995 net postretirement health care costs by $1.9 million, and operating expense by $1.4 million, after capitalization.

SHORT- AND LONG-TERM DEBT

The company's short-term borrowings included:


                                              1995      1994      1993

    Balance at year-end (Millions)
        Commercial paper                    $ 198.8   $ 243.9   $ 301.5
        Bank loans                                -       2.5       2.5

    Weighted average interest rate
      on year-end balance
        Commercial paper                      5.69%     5.95%     3.25%
        Bank loans                               -      6.55      4.60


The company establishes lines of credit with major domestic and foreign banks to support outstanding commercial paper to satisfy short-term borrowing needs. At December 31, 1995, lines of credit totaled $340 million, of which $198.8 million served as backup for commercial paper borrowings. Commitment fees of up to 1/10 percent per annum were paid on these lines. All credit agreements have variable interest-rate options tied to short-term markets.

Bank cash balances averaged about $4.1 million during 1995, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million, $.2 million and $.3 million in 1995, 1994 and 1993, respectively.



NICOR Inc.                                                           Page 35

Notes to the Consolidated Financial Statements (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, also approximates fair value.

SINKING FUND AND MATURITIES

The amounts necessary to fulfill mandatory sinking fund requirements and maturities are shown below:


    (Millions)                1996     1997     1998     1999     2000

    Long-term debt           $ 50.0   $ 25.0   $ 25.0   $ 25.0   $ 72.5
    Preferred stock               -       .2       .5       .5       .5

                             $ 50.0   $ 25.2   $ 25.5   $ 25.5   $ 73.0


REDEEMABLE PREFERRED STOCK

A description of redeemable preferred stock follows:

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



NICOR Inc.                                                           Page 36

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity follows:


                                          Number         Option price
                                        of shares          per share

    December 31, 1992                     488,400      $13.3125 -21.375
      Granted                             163,400       28.9375
      Exercised                          (220,400)      13.3125 -21.375
      Cancelled                            (2,600)      28.9375

    December 31, 1993                     428,800       15.875  -28.9375
      Granted                             144,700       27.50
      Exercised                           (13,500)      15.875  -21.375
      Cancelled                            (1,400)      28.9375

    December 31, 1994                     558,600       15.875  -28.9375
      Granted                             240,300       24.625
      Exercised                           (39,500)      15.875  -21.375
      Cancelled                            (2,000)      24.625

    December 31, 1995                     757,400      $15.875  -28.9375

    Options exercisable at
      December 31, 1995                   215,000


At December 31, 1995, 2,000 shares of restricted stock were outstanding and 1,240,000 shares remained available for future grant under the plan. For information on FASB Statement No. 123, Accounting for Stock-Based
Compensation, see New Accounting Pronouncements on page 29.

CHANGE IN COMMON SHARES

Changes in common shares outstanding are summarized below:


    (Thousands)                              1995      1994      1993

    Beginning of year                       51,540    53,959    55,770
      Issued and converted                      75        43       330
      Reacquired and cancelled              (1,313)   (2,462)   (2,141)
    End of year                             50,302    51,540    53,959


NICOR repurchased 1,237,800 shares in 1995, 2,406,549 shares in 1994 and 1,877,575 shares in 1993, under common stock repurchase programs.



NICOR Inc.                                                           Page 37

Notes to the Consolidated Financial Statements (continued)

RETAINED EARNINGS

In 1985, pursuant to a Board of Directors' resolution and in accordance with the Illinois Business Corporation Act, the deficit in retained earnings was charged against paid-in capital.

INDUSTRY SEGMENT INFORMATION

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for industry segment information regarding operating revenues, depreciation, operating income, identifiable assets and capital expenditures.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws require treatment of certain waste materials on sites owned by NICOR that may have been generated by two barge-cleaning facilities previously owned and operated by certain discontinued businesses of the company. NICOR has remediated one site in accordance with the approved closure plan and began the three-year post-closure monitoring period in 1995. The cost of evaluation and cleanup of the other site is currently estimated to range from $5 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites ("MGPs"). The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining 12 were never owned or leased by the company. Information has been presented regarding preliminary reviews of the company's currently owned and formerly owned or leased properties to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at many of these sites. At four of the sites, the current owners are seeking to allocate cleanup costs to all former owners or lessees, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs, which based on industry experience, could be significant. Costs are currently being recovered pursuant to Ill.C.C. authorization.

In December 1995, Northern Illinois Gas filed suit against certain insurance carriers seeking recovery of environmental cleanup costs of former MGPs. Presently, management cannot predict the timing or outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.



NICOR Inc.                                                           Page 38

Notes to the Consolidated Financial Statements (concluded)

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

QUARTERLY RESULTS (Unaudited)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.


    (Millions, except                          1995 Quarter ended
      per share data)              Mar. 31    June 30    Sept. 30    Dec. 31

    Operating revenues             $ 609.8    $ 246.9     $ 157.1    $ 466.3
    Operating income                  74.1       34.1        17.8       63.8
    Net income                        40.9       17.1         6.1       35.7
    Earnings per share                 .80        .34         .12        .71


                                               1994 Quarter ended
                                   Mar. 31    June 30    Sept. 30    Dec. 31

    Operating revenues             $ 780.3    $ 267.6     $ 166.0    $ 395.5
    Operating income                  85.2       30.9        18.2       59.4
    Net income                        51.3       15.9         7.5       34.7
    Earnings per share                 .95        .30         .14        .67



NICOR Inc.                                                           Page 39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Items 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Information on directors and executive compensation is contained on pages 2 through 6 and 8 through 17 of the Definitive Proxy Statement, dated
March 20, 1996, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on page 7 in Part I of this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers of the company is contained on pages 6 through 8 of the Definitive Proxy Statement, dated March 20, 1996, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.



NICOR Inc.                                                           Page 40

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

(a)   1)  Financial Statements:

          For the following information, see Part II, Item 8 on page 21.

          Report of Independent Public Accountants
          Consolidated Financial Statements:
            As of December 31, 1995 and 1994 -
              Balance Sheet
              Statement of Capitalization
            For the years ended December 31, 1995, 1994 and 1993 -
              Statement of Income
              Statement of Cash Flows
              Statement of Common Equity
          Notes to the Consolidated Financial Statements

      2)  Financial Statement Schedule:

          Schedule
           Number                                                    Page

                    Report of Independent Public Accountants          22
             II     Valuation and Qualifying Accounts                 41

          Schedules other than those listed are omitted because they are either not required or not applicable.

      3)  Exhibits Filed:

          See Exhibit Index on pages 43 through 47 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1995.


NICOR Inc.                                                                             Page 41

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

1995

  Allowance
    for uncollectible
    accounts receivable       $    5.2     $    8.0    $      -      $    7.4(a)   $    5.8
  Reserve for estimated
    future costs related to
    discontinued businesses(d)    20.6            -           -           2.4(b)       18.2


1994

  Allowance
    for uncollectible
    accounts receivable       $    6.8     $    8.5    $      -      $   10.1(a)   $    5.2
  Reserve for estimated
    future costs related to
    discontinued businesses(d)    20.0            -          .6(b)             -       20.6


1993

  Allowance
    for uncollectible
    accounts receivable       $    7.3     $    8.8    $      -      $    9.3(a)   $    6.8
  Reserve for estimated
    future costs related to
    discontinued businesses(d)    17.2            -         9.4(c)        6.6(b)       20.0



<F1>
(a) Accounts receivable written off, net of recoveries.
<F2>
(b) Net receipts, expenditures, operating results, gains and losses related to discontinued
    businesses credited or charged to reserve.
<F3>
(c) Reserve established related to the NICOR Oil & Gas disposition.
<F4>
(d) Excludes the related reserve for federal and state income taxes.


NICOR Inc.                                                           Page 42

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NICOR Inc.


Date    March 22, 1996              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                          Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                        Title                     Date


    THOMAS L. FISHER         Chairman, President, Chief
    Thomas L. Fisher       Executive Officer and Director

   DAVID L. CYRANOSKI         Senior Vice President,
   David L. Cyranoski      Secretary and Controller and
                            Principal Financial Officer


ROBERT M. BEAVERS, JR.*               Director

JOHN H. BIRDSALL, III*                Director

W. H. CLARK*                          Director

JOHN E. JONES*                        Director               March 22, 1996

DENNIS J. KELLER*                     Director

CHARLES S. LOCKE*                     Director

SIDNEY R. PETERSEN*                   Director

DANIEL R. TOLL*                       Director

PATRICIA A. WIER*                     Director




                           *By           THOMAS D. GREENBERG
                               Thomas D. Greenberg (Attorney-in-fact)



NICOR Inc.                                                           Page 43

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

  3.03 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 3-03.)

  3.04   * Amendment to Articles of Incorporation of the company.  (File
           No. 1-7297, Form 10-Q for March 1987, NICOR Inc., Exhibit 19-01.)

  3.05 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 3-06.)

  3.06 * Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, NICOR Inc., Exhibit A-1 and Exhibit B thereto.)

  3.07 * By-Laws of the company as amended by the company's Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, NICOR Inc., Exhibit 3(ii).01.)

  4.01 * Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Northern Illinois Gas Company, Exhibit 4.01.)

  4.02 * Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Northern Illinois Gas Company, Exhibit 4.02.)

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



NICOR Inc.                                                           Page 44

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



NICOR Inc.                                                           Page 45

                          Exhibit Index (continued)

Exhibit
 Number                         Description of Document

  4.13 * Supplemental Indenture, dated May 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company,
           Exhibit 4-02.)

  4.14 * Supplemental Indenture, dated July 1, 1993, of Northern Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Northern Illinois Gas Company,
           Exhibit 4-01.)

  4.15 * Supplemental Indenture, dated August 15, 1994, of Northern Illinois Gas Company to Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994, Northern Illinois Gas Company,
           Exhibit 4.01.)

  4.16 * Supplemental Indenture, dated October 15, 1995, of Northern Illinois Gas Company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296,
           Form 10-Q for September 1995, Northern Illinois Gas Company,
           Exhibit 4.01.)

           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 10.01 * Security Payment Plan. (File No. 1-7297, Form 10-K for 1980, NICOR Inc., Exhibit 10-09.)

 10.02 * 1984 NICOR Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
           Exhibit 10-10.)

 10.02(a)* 1985 NICOR Officers' Capital Accumulation Plan Participation
           Agreement.  (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
           Exhibit 10-10(a).)

 10.03 * 1984 NICOR Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, NICOR Inc.,
           Exhibit 10-13.)

 10.03(a)* 1985 NICOR Directors' Capital Accumulation Plan Participation
           Agreement.  (File No. 1-7297, Form 10-K for 1984, NICOR Inc.,
           Exhibit 10-13(a).)

 10.04 * Directors' Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, NICOR Inc., Exhibit 10-16.)



NICOR Inc.                                                           Page 46

                          Exhibit Index (continued)

Exhibit
 Number                         Description of Document

 10.05   * Restricted Stock and Supplemental Pension Agreement dated
           July 10, 1985, between Richard G. Cline and the company. (File No. 1-7297, Form 10-Q for September 1985, NICOR Inc.,
           Exhibit 19-03.)

 10.06 * Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 10-18.)

 10.07 * Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, NICOR Inc., Exhibit 10-20.)

 10.08 * Amendment and Restatement of the Northern Illinois Gas Company Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, NICOR Inc., Exhibit 10-21.)

 10.09 * NICOR Inc. 1989 Long-Term Incentive Plan. (Filed with NICOR Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

 10.10 * Supplemental Benefit Agreement, dated September 13, 1989, between Richard G. Cline and the company. (File No. 1-7297, Form 10-Q for September 1989, NICOR Inc., Exhibit 19-01.)

 10.11 * NI-Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-24.)

 10.12 * NI-Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-25.)

 10.13 * NICOR Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, NICOR Inc., Exhibit 10-29.)

 10.14 * 1995 NICOR Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1994, NICOR Inc., Exhibit 10.18.)

 10.15 * 1995 NI-Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1994, NICOR Inc., Exhibit 10.19.)

 10.16 * 1995 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1994, NICOR Inc., Exhibit 10.20.)

 10.17     1996 NICOR Incentive Compensation Plan.

 10.18     1996 NI-Gas Incentive Compensation Plan.

 10.19     1996 Long-Term Incentive Program.

 10.20 * Summary of 1995 Directors' Stock Grant Program. (Included in NICOR Inc. Proxy Statement dated March 22, 1995, pages 6 and 7.)


Exhibits 10.01 through 10.20 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.



NICOR Inc.                                                           Page 47

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