Form 10-Q
period 1996-03-31
NICOR INC
filed 1996-05-08
CIK 72020

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1996

                                or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 1996, were 50,142,729.



NICOR Inc.                                                   Page i

Table of Contents

                                                            Page
Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)                   1

           Consolidated Statement of Income -
             Three and Twelve Months Ended
             March 31, 1996 and 1995                          2

           Consolidated Statement of Cash Flows -
             Three and Twelve Months Ended
             March 31, 1996 and 1995                          3

           Consolidated Balance Sheet -
             March 31, 1996 and 1995, and
             December 31, 1995                                4

           Notes to the Consolidated Financial Statements     5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       7

Part II.   Other Information

Item 1.    Legal Proceedings                                 12

Item 6.    Exhibits and Reports on Form 8-K                  12

           Signature                                         13

           Exhibit Index                                     14




Selected terms:

Ill.C.C. - Illinois Commerce Commission.

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


NICOR Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                                       Three months ended           Twelve months ended
                                                            March 31                     March 31
                                                       1996         1995            1996          1995

Operating revenues                                   $  700.9     $  609.8        $1,571.2     $ 1,438.9

Operating expenses
  Cost of gas                                           439.4        375.1           851.5         772.4
  Operating and maintenance                              77.5         68.5           296.3         272.9
  Depreciation                                           49.4         44.7           116.4         107.3
  Taxes, other than income taxes                         52.5         47.4           109.1         103.8
                                                        618.8        535.7         1,373.3       1,256.4

Operating income                                         82.1         74.1           197.9         182.5

Other income (expense)
  Interest income                                          .5           .5             3.0           2.3
  Other, net                                              (.2)          .2             2.8           4.1
                                                           .3           .7             5.8           6.4
Income before interest on debt
  and income taxes                                       82.4         74.8           203.7         188.9

Interest on debt, net of
  amounts capitalized                                    11.7         11.6            42.0          41.7

Income before income taxes                               70.7         63.2           161.7         147.2

Income taxes                                             25.2         22.3            57.2          48.2

Net income                                               45.5         40.9           104.5          99.0

Dividends on preferred stock                               .1           .1              .4            .4

Earnings applicable to
  common stock                                       $   45.4     $   40.8        $  104.1     $    98.6

Average shares of common
  stock outstanding                                      50.2         51.2            50.4          52.0

Earnings per average share
  of common stock                                    $    .90     $    .80        $   2.06     $    1.90

Dividends declared per share
  of common stock                                    $    .33     $    .32        $   1.29     $   1.265

<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                               Three months ended    Twelve months ended
                                                                    March 31               March 31
                                                                1996        1995       1996        1995
Operating activities
  Net income                                                  $  45.5     $  40.9    $ 104.5     $  99.0
  Adjustments to reconcile net income to net cash flow
    provided from continuing operations:
     Depreciation                                                49.4        44.7      116.4       107.3
     Deferred income tax expense (benefit)                      (10.4)       (9.7)      (3.9)      (28.5)
     Change in working capital items and other:
       Receivables, less allowances                             (46.3)       (4.2)     (85.1)       72.6
       Gas in storage                                            54.2        67.0       (5.8)       (9.7)
       Deferred/accrued gas costs                               (63.7)       74.2     (112.0)       45.9
       Accounts payable                                           7.2       (67.2)     125.5         5.3
       Accrued taxes                                             42.1        38.2        7.9        (3.9)
       Temporary LIFO liquidation                                96.7        80.7       16.0       (46.4)
       Gas refunds due customers                                (10.4)       44.7      (33.2)       47.0
       Other                                                     (3.4)       (4.5)       2.2         3.8
  Net cash flow provided from continuing operations             160.9       304.8      132.5       292.4
  Net cash flow provided from (used for) discontinued
   operations                                                     1.2         (.6)       (.9)       (1.8)

  Net cash flow provided from operating activities              162.1       304.2      131.6       290.6

Investing activities
  Capital expenditures                                          (19.5)      (27.6)    (148.8)     (177.3)
  Short-term investments                                         (2.3)       17.2      (11.3)       15.7
  Other                                                           (.3)         .1        1.7         1.4

  Net cash flow used for investing activities                   (22.1)      (10.3)    (158.4)     (160.2)

Financing activities
  Net proceeds from issuing long-term debt                          -           -       72.0        99.1
  Disbursements to retire long-term debt                        (50.0)          -     (112.5)      (50.0)
  Short-term borrowings (repayments), net                       (71.2)     (229.4)     110.6       (16.5)
  Dividends paid                                                (16.2)      (16.4)     (65.1)      (66.6)
  Disbursements to reacquire stock                               (4.4)      (15.8)     (22.2)      (67.2)
  Other                                                             -          .6        1.6         1.5

  Net cash flow used for financing activities                  (141.8)     (261.0)     (15.6)      (99.7)

Net increase (decrease) in cash and cash equivalents             (1.8)       32.9      (42.4)       30.7

Cash and cash equivalents, beginning of period                    6.8        14.5       47.4        16.7

Cash and cash equivalents, end of period                      $   5.0     $  47.4    $   5.0     $  47.4

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                    March 31     December 31       March 31
                          Assets                                      1996           1995            1995

Current assets
  Cash and cash equivalents                                        $     5.0       $     6.8      $    47.4
  Short-term investments, at cost which approximates market             21.9            19.6           10.6
  Receivables, less allowances of $8.8, $5.8 and $7.2, respectively    308.0           261.7          222.9
  Deferred gas costs                                                    72.4             8.7              -
  Gas in storage, at last-in, first-out (LIFO) cost                      8.8            63.0            3.0
  Other                                                                 28.4            30.0           26.3

                                                                       444.5           389.8          310.2
Property, plant and equipment, at cost
  Gas distribution                                                   2,901.5         2,886.2        2,772.0
  Shipping                                                             224.3           223.8          223.3
  Other                                                                   .5              .4             .2
                                                                     3,126.3         3,110.4        2,995.5
  Less accumulated depreciation                                      1,377.8         1,331.1        1,275.5

                                                                     1,748.5         1,779.3        1,720.0

Other assets                                                            88.3            90.0           74.6

                                                                   $ 2,281.3       $ 2,259.1      $ 2,104.8

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                        $    25.0       $    50.0      $    50.0
  Short-term borrowings                                                127.6           198.8           17.0
  Accounts payable                                                     314.3           308.4          191.0
  Temporary LIFO liquidation                                            96.7               -           80.7
  Accrued taxes                                                         54.7            12.6           46.8
  Gas refunds due customers                                             13.8            24.2           47.0
  Accrued gas costs                                                        -               -           39.6
  Other                                                                 25.4            31.7           24.3

                                                                       657.5           625.7          496.4
Deferred credits and other liabilities
  Deferred income taxes                                                172.5           180.8          160.4
  Regulatory income tax liability                                       85.6            86.5           89.3
  Unamortized investment tax credits                                    50.3            50.8           53.0
  Other                                                                150.6           150.1          144.3

                                                                       459.0           468.2          447.0
Capitalization
  Long-term debt                                                       443.8           468.7          459.0
  Preferred stock
    Redeemable                                                           8.8             8.8            8.8
    Nonredeemable                                                         .1              .1             .1
  Common equity
    Common stock                                                       125.4           125.8          127.3
    Paid-in capital                                                     45.6            49.6           64.3
    Retained earnings                                                  541.1           512.2          501.9

                                                                     1,164.8         1,165.2        1,161.4

                                                                   $ 2,281.3       $ 2,259.1      $ 2,104.8
<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                           Page 5

Notes To The Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation. Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries. In April 1996, the gas distribution plant composite depreciation rate increased to 4.1 percent from
3.7 percent.

Gas in Storage. Gas in storage injections and withdrawals are valued using the last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas as a temporary LIFO liquidation.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended March 31 were (millions):

                                 Three months       Twelve months
                                 1996     1995      1996     1995

    Income taxes paid           $ 1.7    $ 1.4     $53.1    $75.1

    Interest paid                18.2     18.8      41.0     41.4


REGULATORY MATTERS

Rate Proceeding. On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to the change in the company's composite depreciation rate noted above. The order, effective April 11, 1996, allows the company a rate of return on original-cost rate base of 9.67 percent, which reflects an 11.13 percent cost of common equity. The new rate structure will allow Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings will be less sensitive to the effects of weather and the seasonal variations in quarterly earnings will be reduced.

Several parties, including Northern Illinois Gas, have filed Requests for Rehearing, which are pending before the Ill.C.C.. The Ill.C.C. has up to 20 days after receipt to act on the rehearing requests.

LONG-TERM DEBT

In March 1996, $50 million of 4-1/2% Northern Illinois Gas First Mortgage Bonds matured. The maturity was financed with general corporate funds.



NICOR Inc.                                                           Page 6

Notes To The Consolidated Financial Statements (Unaudited)
(Concluded)

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

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites ("MGPs"). The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining 12 were never owned or leased by the company. Information has been presented regarding preliminary reviews of the company's currently owned and formerly owned or leased properties to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at many of these sites. At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Costs are currently being recovered pursuant to Ill.C.C. authorization.

On December 20, 1995, Northern Illinois Gas filed suit against certain insurance carriers in the Circuit Court of Cook County. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs incurred or to be incurred for environmental cleanup of former manufactured gas plant sites. Presently, management cannot predict the timing or outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

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



NICOR Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1995 Annual Report on
Form 10-K.

NICOR's first quarter 1996 net income was $45.5 million compared with $40.9 million in 1995 and earnings per common share were $.90 compared with $.80 a year ago. Net income for the twelve months ended March 31, 1996, was $104.5 million versus $99 million in the 1995 period and earnings per common share were $2.06 compared with $1.90 in the prior period. For both periods, the increase was primarily due to higher operating results at Northern Illinois Gas. Per share results in each period benefited from the company's common stock buyback programs.

Operating income (loss) for the periods ended March 31 by business segment was (millions):

                                    Three months       Twelve months
                                   1996     1995       1996     1995

    Gas distribution              $ 75.9   $ 68.6     $178.0   $166.0
    Shipping                         6.9      6.3       24.0     20.5
    Other                            (.7)     (.8)      (4.1)    (4.0)

                                  $ 82.1   $ 74.1     $197.9   $182.5


The following summarizes operating income comparisons by business segment:

- -       Gas distribution operating income increased $7.3 million and
        $12 million for the three- and twelve-month periods, respectively, due to an increase in natural gas deliveries resulting from colder weather and higher demand unrelated to weather, partially offset by an increase in depreciation. The impact of increased deliveries on the twelve-month period was also partially offset by higher operating and maintenance expenses.

- -       Shipping operating income rose $.6 million for the three-month period primarily due to a 10 percent increase in volumes shipped. For the twelve-month period, operating income rose $3.5 million due to higher revenue per unit related to an improved cargo mix, additional volumes shipped and increased chartering activity.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 10 and 11. The following summarizes the major changes in NICOR's revenues and expenses.



NICOR Inc.                                                           Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Concluded)

Operating revenues increased $91.1 million to $700.9 million and $132.3 million to $1,571.2 million for the three- and twelve-month periods, respectively. For both periods, the increase was primarily due to higher revenues in the gas distribution segment resulting principally from the increase in deliveries noted on the previous page. The recovery from customers of lower natural gas costs partially offset the positive impact of increased deliveries on revenues for the twelve-month period.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended
March 31. Margin increased $14.1 million and $30.1 million for the three- and twelve-month periods, respectively, due to the positive impact of colder weather and higher demand unrelated to weather. The decrease in margin per Mcf delivered in the twelve-month period related to several factors, including the impact of lower margin deliveries due to both colder weather and increased deliveries to other utilities.

                                      Three months      Twelve months
                                      1996    1995      1996    1995
     Gas distribution margin
       (Millions)                    $168.8  $154.7    $456.4  $426.3

     Margin per Mcf delivered           .74     .75       .82     .88


Operating and maintenance expense increased $9 million for the three-month period largely due to higher costs in the shipping segment caused primarily by increased volume-related shore and vessel costs. For the twelve-month period, operating and maintenance expense increased $23.4 million, primarily due to higher volume-related operating expenses in the shipping segment and higher administrative and general costs in the gas distribution segment.

Depreciation expense increased in both periods primarily due to the change in the gas distribution plant composite depreciation rate and gas plant additions. For further information on the change in the plant composite depreciation rate, see Accounting Policies on page 5.

Other income decreased for the twelve-month period as the change in interest on income tax adjustments more than offset higher interest income, resulting primarily from higher interest rates.

The effective income tax rate rose to 35.4 percent from 32.7 percent for the twelve-month period primarily due to a higher state tax provision and less excess deferred taxes turning around.

The company has been evaluating its discontinued operations reserve and it appears that a positive adjustment may be appropriate in the near future.



NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities decreased $142.1 million and $159 million for the three- and twelve-month periods, respectively, primarily due to the timing of gas cost recoveries and the impact of a 1995 gas pipeline refund in the gas distribution segment. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At March 31, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $340 million and the company had $127.6 million of commercial paper outstanding. At March 31, 1996, the unused lines of credit under these credit agreements were $212.4 million.

In March 1996, $50 million of 4-1/2% Northern Illinois Gas First Mortgage Bonds matured. The maturity was financed with general corporate funds.

In March 1996, the company completed the $50 million common stock buyback program initiated in October 1994. During the first quarter of 1996, NICOR purchased and retired approximately 160,000 common shares at an aggregate cost of $4.4 million.

Effective with the dividend paid on May 1, 1996, NICOR's quarterly dividend on common stock was increased 3.1 percent to 33 cents per share. This payment represents an annual rate of $1.32 per share, a four-cent increase over the $1.28 per share established with the May 1, 1995 dividend.

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million, 2.8 percent general rate increase effective April 11, 1996. For further information, see Regulatory Matters on page 5.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                                       Three months ended              Twelve months ended
                                                            March 31                        March 31
                                                       1996          1995              1996          1995
Operating revenues (Millions):
  Sales
    Residential                                      $  417.5      $  367.8          $  899.6      $  828.7
    Commercial                                          117.4         100.7             234.5         218.1
    Industrial                                           23.1          18.3              40.6          37.5
                                                        558.0         486.8           1,174.7       1,084.3
  Transportation
    Commercial                                           20.3          19.2              51.4          44.3
    Industrial                                           17.9          19.0              61.5          53.9
                                                         38.2          38.2             112.9          98.2

  Revenue taxes and other                                56.3          44.4             108.2          98.7
                                                     $  652.5      $  569.4          $1,395.8      $1,281.2

Deliveries (Bcf):
  Sales
    Residential                                         115.0          99.9             246.6         205.9
    Commercial                                           31.9          27.0              64.2          54.8
    Industrial                                            6.7           5.2              11.9          10.1
                                                        153.6         132.1             322.7         270.8
  Transportation
    Commercial                                           33.8          25.1              72.7          55.6
    Industrial                                           42.2          48.0             159.8         160.8
                                                         76.0          73.1             232.5         216.4

                                                        229.6         205.2             555.2         487.2


Gas cost per Mcf sold                                $   2.79      $   2.77          $   2.55      $   2.78


Weather statistics:
  Degree days                                           3,249         2,966             6,394         5,438
  Percent colder (warmer) than normal                     1.8          (6.5)              4.2         (11.3)


Customers at end of period (Thousands):
  Sales
    Residential                                       1,668.0       1,639.3
    Commercial                                          142.4         142.0
    Industrial                                           11.7          11.7
                                                      1,822.1       1,793.0
  Transportation
    Commercial                                           17.4          15.9
    Industrial                                            2.5           2.3
                                                         19.9          18.2

                                                      1,842.0       1,811.2


NICOR Inc.                                                                                           Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)
                                                           Three months ended           Twelve months ended
                                                                March 31                      March 31
                                                            1996        1995              1996        1995
Shipping

Operating revenues (Millions)                             $  44.7     $  39.7           $ 168.5     $ 155.8

Operating income (Millions)                               $   6.9     $   6.3           $  24.0     $  20.5

TEUs shipped (Thousands)
  Southbound                                                 21.0        18.4              78.9        75.7
  Northbound                                                  3.2         4.0              14.8        16.0
  Interisland                                                 1.6         1.1               5.5         4.6

                                                             25.8        23.5              99.2        96.3


Revenue per TEU                                           $ 1,642     $ 1,609           $ 1,616     $ 1,542

Ports served (at March 31)                                     23          24

Vessels owned (at March 31)                                    14          14




NICOR Inc.                                                           Page 12

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 14 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1996.



NICOR Inc.                                                           Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NICOR Inc.


Date  May 8, 1996                          By       DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller



NICOR Inc.                                                           Page 14

Exhibit Index

 Exhibit
 Number                          Description of Document

  27.01    Financial Data Schedule.