Form 10-K405/A
period 1995-12-31
NICOR INC
filed 1996-06-28
CIK 72020

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




                                    NICOR Inc.



Date    June 27, 1996              By          DAVID L. CYRANOSKI
                                               David L. Cyranoski
                                             Senior Vice President,
                                           Secretary and Controller






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

Exhibit
 Number                         Description of Document

 21.01     Subsidiaries.

 23.01     Consent of Independent Public Accountants.

 23.02 Consent of Independent Public Accountants - NI-Gas Savings Investment and Thrift Plans.

 24.01     Powers of Attorney.

 27.01     Financial Data Schedule.

 99.01     Financial Statements of the NI-Gas Savings Investment Plan for
           1995.

 99.02     Financial Statements of the NI-Gas Thrift Plan for 1995.


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