Form 10-Q
period 1996-06-30
NICOR INC
filed 1996-08-14
CIK 72020

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1996

                                       or

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


                               (630)305-9500
                       (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at July 31, 1996, were 50,073,401.




NICOR Inc.                                                          Page i


Table of Contents
                                                                     Page
Part I.     Financial Information

Item 1.     Financial Statements (Unaudited)                           1

            Consolidated Statement of Income -
              Three, Six and Twelve Months Ended
              June 30, 1996 and 1995                                   2

            Consolidated Statement of Cash Flows -
              Six and Twelve Months Ended
              June 30, 1996 and 1995                                   3

            Consolidated Balance Sheet -
              June 30, 1996 and 1995, and
              December 31, 1995                                        4

            Notes to the Consolidated Financial Statements             5

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                               8

Part II.    Other Information

Item 1.     Legal Proceedings                                         13

Item 4.     Submission of Matters to a Vote of
              Security Holders                                        13

Item 6.     Exhibits and Reports on Form 8-K                          14

            Signature                                                 15

            Exhibit Index                                             16




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


NICOR Inc.                                                                                         Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                     Three months ended        Six months ended       Twelve months ended
                                          June 30                  June 30                 June 30
                                      1996       1995          1996       1995         1996        1995

Operating revenues                  $  336.5   $  246.9      $1,037.4   $  856.7     $1,660.8   $ 1,418.2

Operating expenses
  Cost of gas                          160.9      106.0         602.0      481.1        908.1       748.6
  Operating and maintenance             77.4       67.8         153.1      136.3        304.1       273.6
  Depreciation                          21.3       19.2          70.7       63.9        118.5       108.5
  Taxes, other than income taxes        24.9       19.8          77.5       67.2        114.3       101.7
                                       284.5      212.8         903.3      748.5      1,445.0     1,232.4

Operating income                        52.0       34.1         134.1      108.2        215.8       185.8

Other income (expense)
  Interest income                         .5        1.6            .9        2.1          1.9         3.3
  Other, net                            (1.7)        .2          (1.8)        .3           .9         3.2
                                        (1.2)       1.8           (.9)       2.4          2.8         6.5
Income before interest on debt
  and income taxes                      50.8       35.9         133.2      110.6        218.6       192.3

Interest on debt, net of
  amounts capitalized                   10.6        9.3          22.3       20.8         43.2        42.2

Income before income taxes              40.2       26.6         110.9       89.8        175.4       150.1

Income taxes                            14.8        9.5          40.0       31.8         62.7        49.9

Income from continuing operations       25.4       17.1          70.9       58.0        112.7       100.2

Income from discontinued
  operations, net of income taxes       15.0          -          15.0          -         15.0           -

Net income                              40.4       17.1          85.9       58.0        127.7       100.2

Dividends on preferred stock              .1         .1            .2         .2           .4          .4

Earnings applicable to
  common stock                      $   40.3   $   17.0      $   85.7   $   57.8     $  127.3   $    99.8

Average shares of common
  stock outstanding                     50.1       50.7          50.2       51.0         50.3        51.5

Earnings per average share
  of common stock
    Continuing operations           $    .50   $    .34      $   1.41   $   1.13     $   2.23   $    1.94
    Discontinued operations              .30          -           .30          -          .30           -

                                    $    .80   $    .34      $   1.71   $   1.13     $   2.53   $    1.94

Dividends declared per share
  of common stock                   $    .33   $    .32      $    .66   $    .64     $   1.30   $    1.27

<F1>
The accompanying notes are an integral part of this statement.




NICOR Inc.                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                    Six months ended     Twelve months ended
                                                                         June 30                June 30
                                                                    1996        1995       1996        1995
Operating activities
  Net income                                                      $  85.9     $  58.0    $ 127.7     $ 100.2
    Less income from discontinued operations                         15.0           -       15.0           -
  Income from continuing operations                                  70.9        58.0      112.7       100.2
  Adjustments to reconcile income from continuing operations to net cash flow provided from continuing operations:
      Depreciation                                                   70.7        63.9      118.5       108.5
      Deferred income tax expense (benefit)                         (13.7)      (18.3)       1.4       (31.7)
      Change in working capital items and other:
        Receivables, less allowances                                 91.0       119.1      (71.1)       20.3
        Gas in storage                                               42.8        58.3       (8.5)      (10.3)
        Deferred/accrued gas costs                                  (24.5)       54.9      (53.5)       27.4
        Accounts payable                                            (64.9)      (30.6)      16.7        25.5
        Accrued taxes                                                 5.3        10.2        (.9)        7.6
        Temporary LIFO liquidation                                   12.0        30.7      (18.7)      (19.4)
        Gas refunds due customers                                   (20.1)       43.3      (41.5)       42.4
        Other                                                        41.6         (.5)      43.2         2.4
  Net cash flow provided from continuing operations                 211.1       389.0       98.3       272.9
  Net cash flow provided from (used for) discontinued
    operations                                                         .6        (1.8)       (.3)       (4.4)

  Net cash flow provided from operating activities                  211.7       387.2       98.0       268.5

Investing activities
  Capital expenditures                                              (52.8)      (62.0)    (147.7)     (175.4)
  Short-term investments                                              8.4        15.5        1.1        19.4
  Other                                                                .4          .3        2.2         1.6

  Net cash flow used for investing activities                       (44.0)      (46.2)    (144.4)     (154.4)

Financing activities
  Net proceeds from issuing long-term debt                              -           -       72.0        99.1
  Disbursements to retire long-term debt                            (50.0)          -     (112.5)      (50.0)
  Short-term borrowings (repayments), net                           (80.6)     (243.9)     115.7        (9.0)
  Dividends paid                                                    (32.8)      (32.8)     (65.2)      (65.9)
  Disbursements to reacquire stock                                   (4.9)      (25.1)     (13.4)      (42.7)
  Other                                                                .4         1.0        1.7         1.7

  Net cash flow used for financing activities                      (167.9)     (300.8)      (1.7)      (66.8)

Net increase (decrease) in cash and cash equivalents                  (.2)       40.2      (48.1)       47.3

Cash and cash equivalents, beginning of period                        6.8        14.5       54.7         7.4

Cash and cash equivalents, end of period                          $   6.6     $  54.7    $   6.6     $  54.7


<F1>
The accompanying notes are an integral part of this statement.




NICOR Inc.                                                                                            Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                 June 30        December 31         June 30
                          Assets                                   1996             1995              1995

Current assets
  Cash and cash equivalents                                     $     6.6        $     6.8         $    54.7
  Short-term investments, at cost
    which approximates market                                        11.2             19.6              12.3
  Receivables, less allowances of $8.8,
    $5.8 and $7.1, respectively                                     170.7            261.7              99.6
  Deferred gas costs                                                 33.2              8.7                 -
  Gas in storage, at last-in, first-out (LIFO) cost                  20.2             63.0              11.7
  Other                                                              29.4             30.0              28.4

                                                                    271.3            389.8             206.7

Property, plant and equipment, at cost
  Gas distribution                                                2,923.4          2,886.2           2,800.9
  Shipping                                                          233.5            223.8             223.3
  Other                                                                .8               .4                .4
                                                                  3,157.7          3,110.4           3,024.6
  Less accumulated depreciation                                   1,397.9          1,331.1           1,287.8

                                                                  1,759.8          1,779.3           1,736.8

Other assets                                                         90.0             90.0              77.8

                                                                $ 2,121.1        $ 2,259.1         $ 2,021.3

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                     $    25.2        $    50.0         $    50.0
  Short-term borrowings                                             118.2            198.8               2.5
  Accounts payable                                                  242.4            308.4             226.7
  Temporary LIFO liquidation                                         12.0                -              30.7
  Gas refunds due customers                                           4.1             24.2              45.6
  Accrued gas costs                                                     -                -              20.3
  Other                                                              49.0             44.3              50.4

                                                                    450.9            625.7             426.2
Deferred credits and other liabilities
  Deferred income taxes                                             201.7            210.0             186.1
  Regulatory income tax liability                                    85.1             86.5              88.6
  Unamortized investment tax credits                                 49.8             50.8              51.7
  Other                                                             145.2            120.9             115.4

                                                                    481.8            468.2             441.8

Capitalization
  Long-term debt                                                    443.9            468.7             459.1
  Preferred stock
    Redeemable                                                        8.6              8.8               8.8
    Nonredeemable                                                      .1               .1                .1
  Common equity
    Common stock                                                    125.3            125.8             126.4
    Paid-in capital                                                  45.7             49.6              56.2
    Retained earnings                                               564.8            512.2             502.7

                                                                  1,188.4          1,165.2           1,153.3

                                                                $ 2,121.1        $ 2,259.1         $ 2,021.3


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended June 30 were (millions):

                                      Six months        Twelve months
                                    1996      1995      1996      1995

    Income taxes paid              $39.1     $37.6     $54.4     $70.4

    Interest paid                   23.1      20.7      44.1      41.1


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

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties including Northern Illinois Gas. The company and other parties have subsequently appealed the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

LONG-TERM DEBT

On August 13, 1996, Northern Illinois Gas issued $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds of the sale replenished general corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and the completion of the Elgin-Volo pipeline project.




NICOR Inc.                                                           Page 6

Notes To The Consolidated Financial Statements (Unaudited)
(Continued)

DISCONTINUED OPERATIONS

In the second quarter of 1996, the company made a positive adjustment of $15 million after-tax to its reserve for discontinued operations. Factors contributing to the adjustment include the settlement of certain contingencies at terms more favorable than originally anticipated and revisions in management's estimate of the remaining discontinued costs related to contract drilling, oil and gas, inland barging and extractive operations. The balance of the reserve will continue to be evaluated as the remaining environmental, legal, tax and other contingencies are resolved.

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

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information has been presented to the Illinois Environmental Protection Agency regarding preliminary reviews of the company's currently owned and formerly owned or leased properties. More detailed investigations are either currently in progress or planned at many of these sites. At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Costs are currently being recovered pursuant to Ill.C.C. authorization.

On December 20, 1995, Northern Illinois Gas filed suit against certain insurance carriers in the Circuit Court of Cook County. This suit seeks to declare the insurance carriers liable under policies in effect primarily





NICOR Inc.                                                           Page 7

Notes To The Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

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

Income from continuing operations for the three-, six- and twelve-month periods ended June 30, 1996, rose $8.3 million to $25.4 million, $12.9 million to $70.9 million and $12.5 million to $112.7 million, respectively, from the corresponding 1995 periods. Earnings per common share from continuing operations were $.50, $1.41 and $2.23 compared with $.34, $1.13 and $1.94, respectively. The increase in each period was due to higher operating results in the gas distribution and shipping segments. Per share results also benefited from the company's common stock buyback program.

In the second quarter of 1996, NICOR made a positive adjustment of $15 million to its reserve for discontinued operations. Including this adjustment, NICOR's 1996 net income for the three-, six- and twelve-month periods ended June 30, 1996, was $40.4 million, $85.9 million and $127.7 million, respectively. Earnings per common share were $.80, $1.71 and $2.53, respectively. For further information on this adjustment, see Discontinued Operations on page 6.

Operating income (loss) for the periods ended June 30 by business segment was (millions):

                        Three months      Six months     Twelve months
                        1996     1995    1996    1995    1996      1995

   Gas distribution    $ 47.6   $ 30.6  $123.5  $ 99.2  $195.0   $168.0
   Shipping               5.7      4.4    12.5    10.7    25.2      21.6
   Other                 (1.3)     (.9)   (1.9)   (1.7)   (4.4)    (3.8)

                       $ 52.0   $ 34.1  $134.1  $108.2  $215.8   $185.8


The following summarizes operating income comparisons by business segment:

- -       Gas distribution operating income for the three-, six- and twelve-
        month periods increased $17 million, $24.3 million and $27 million, respectively. For the three-month period, the increase was due in large part to the impact of a 2.8 percent general rate increase along with rate design changes which shift some revenues from cold-weather months to warm-weather months. For the six- and twelve-month periods, the increase was due primarily to the positive impact of higher deliveries. The April 1996 rate case result also contributed to the improvements.

- -       Shipping operating income for the three-, six- and twelve-month periods increased $1.3 million, $1.8 million and $3.6 million, respectively, due primarily to an increase in volumes shipped as economic conditions in the Eastern Caribbean remained strong.





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

Operating revenues increased $89.6 million, $180.7 million and $242.6 million for the three-, six- and twelve-month periods, respectively, due primarily to higher revenues in the gas distribution segment resulting principally from increased deliveries and higher natural gas costs which are passed through to sales customers. Increased deliveries were attributable to the positive impact of colder weather and demand growth.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended
June 30. Margin increased in each period due primarily to higher deliveries and the impact of the general rate increase. Margin per Mcf delivered for the three-month period rose sharply as a result of the general rate increase along with rate design changes which shift some revenues from cold-weather months to warm-weather months.

                         Three months Six months Twelve months 1996 1995 1996 1995 1996 1995
  Gas distribution
     margin (Millions)  $106.8   $ 87.2  $275.7  $241.9  $476.1  $429.8

  Margin per Mcf
     delivered            1.13     1.00     .85     .83     .85     .87


Operating and maintenance expense increased $9.6 million, $16.8 million and $30.5 million for the three-, six- and twelve-month periods, respectively, due principally to higher costs in the shipping segment caused primarily by increased volume-related shore and vessel costs. The twelve-month period was also impacted by higher administrative and general costs in the gas distribution segment.

Depreciation expense increased in each period due to the change in the gas distribution plant composite depreciation rate and gas plant additions. For further information on the change in the plant composite depreciation rate, see Accounting Policies on page 5.

Other income decreased in each period due to the combined effect of higher interest on income tax adjustments and the impact of lower investment levels on interest income.

Interest on debt increased in each period due primarily to higher borrowing levels.

The effective income tax rate rose to 35.7 percent from 33.2 percent for the twelve-month period due primarily to a higher state tax provision and less excess deferred taxes turning around.





NICOR Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from continuing operations decreased $177.9 million and $174.6 million for the six- and twelve-month periods, respectively, due to the timing of gas cost recoveries, the impact of a 1995 gas pipeline refund and a return to normal levels of customer advance payments. The impact of these factors was partially offset by the receipt of approximately $35 million from the Internal Revenue Service for settlement of past income tax returns. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $340 million, and the company had $118.2 million of commercial paper outstanding. At June 30, 1996, the unused lines of credit under these credit agreements were $221.8 million.

On August 13, 1996, Northern Illinois Gas issued $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds of the sale replenished general corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and the completion of the Elgin-Volo pipeline project.

In March 1996, the company completed the $50 million common stock buyback program initiated in October 1994. During the first quarter of 1996, NICOR purchased and retired approximately 160,000 common shares at an aggregate cost of $4.4 million.

In June 1996, NICOR announced another stock repurchase program having an aggregate market value of up to $50 million. The purchases, which began in July 1996, are being made as market conditions permit through open market transactions.

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




NICOR Inc.                                                                                       Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                         Three months ended        Six months ended         Twelve months ended
                                               June 30                  June 30                   June 30
                                          1996       1995          1996        1995          1996        1995
Operating revenues (Millions):
  Sales
    Residential                         $  181.7   $  131.7      $  599.2    $  499.5      $  949.5    $  812.2
    Commercial                              45.9       31.9         163.3       132.6         248.6       213.7
    Industrial                               7.4        4.7          30.5        23.0          43.3        35.7
                                           235.0      168.3         793.0       655.1       1,241.4     1,061.6
  Transportation
    Commercial                              10.6        8.6          31.0        27.8          53.4        45.5
    Industrial                              11.7       13.5          29.6        32.5          59.7        56.5
                                            22.3       22.1          60.6        60.3         113.1       102.0

  Revenue taxes and other                   27.4       18.5          83.6        62.9         117.1        95.2
                                        $  284.7   $  208.9      $  937.2    $  778.3      $1,471.6    $1,258.8


Deliveries (Bcf):
  Sales
    Residential                             35.8       33.1         150.8       133.1         249.2       210.1
    Commercial                               9.2        8.3          41.1        35.3          65.1        55.9
    Industrial                               1.6        1.4           8.3         6.6          12.2        10.1
                                            46.6       42.8         200.2       175.0         326.5       276.1

  Transportation
    Commercial                              11.3        9.2          45.2        34.4          74.8        56.5
    Industrial                              36.7       35.3          78.8        83.2         161.2       159.3
                                            48.0       44.5         124.0       117.6         236.0       215.8

                                            94.6       87.3         324.2       292.6         562.5       491.9


Gas cost per Mcf sold                   $   3.29   $   2.35      $   2.91    $   2.66      $   2.68    $   2.63


Weather statistics:
  Degree days                                801         726        4,004       3,692         6,423       5,535
  Percent colder (warmer) than normal       16.4        5.8           4.1        (4.3)          5.2        (9.8)


Customers at end of period (Thousands):
  Sales
   Residential                           1,668.3    1,638.7
   Commercial                              140.5      140.6
   Industrial                               11.5       11.5
                                         1,820.3    1,790.8

  Transportation
   Commercial                               17.8       16.1
   Industrial                                2.6        2.4
                                            20.4       18.5

                                         1,840.7    1,809.3






NICOR Inc.                                                                                               Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

                                         Three months ended        Six months ended        Twelve months ended
                                               June 30                  June 30                  June 30
                                          1996         1995        1996         1995        1996        1995
Shipping

Operating revenues (Millions)            $  46.3      $  37.2     $  91.0      $  77.0     $ 177.6     $ 156.9

Operating income (Millions)              $   5.7      $   4.4     $  12.5      $  10.7     $  25.2     $  21.6

TEUs shipped (Thousands)
  Southbound                                23.9         17.2        44.9         35.5        85.6        74.8
  Northbound                                 3.6          3.7         6.8          7.7        14.7        15.5
  Interisland                                1.5          1.0         3.2          2.1         6.1         4.5

                                            29.0         21.9        54.9         45.3       106.4        94.8


Revenue per TEU                          $ 1,514      $ 1,606     $ 1,574      $ 1,607     $ 1,591     $ 1,569

Ports served                                  28           23

Vessels owned                                 14           14





NICOR Inc.                                                           Page 13

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Regulatory Matters and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held on May 1, 1996 for the purpose of electing the Board of Directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, March 4, 1996. There were no "broker nonvotes."

         All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                              Shares           Shares
                                               Voted            Voted
                     NOMINEE                    FOR           WITHHELD

             Robert M. Beavers, Jr.         43,419,118         399,590
             Bruce P. Bickner               43,364,000         453,417
             John H. Birdsall, III          43,401,934         412,856
             W.H. Clark                     43,349,971         455,066
             Thomas L. Fisher               43,481,414         408,187
             John E. Jones                  43,390,750         414,751
             Dennis J. Keller               43,405,949         405,936
             Charles S. Locke               43,290,188         510,063
             Sidney R. Petersen             43,389,220         418,257
             Daniel R. Toll                 43,293,015         505,614
             Patricia A. Wier               43,391,843         428,836

         The proposal to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent auditors of the company was approved by the following vote:

                 Shares              Shares             Shares
                  Voted              Voted               Voted
                   FOR              AGAINST           ABSTAINING

               43,212,079           267,777             276,722





NICOR Inc.                                                            Page 14

PART II - Other Information (Concluded)

Item 6.  Exhibits and Reports on Form 8-K

  (a)   See Exhibit Index on page 16 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1996.




NICOR Inc.                                                           Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NICOR Inc.



Date  August 14, 1996                   By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                                Senior Vice President,
                                               Secretary and Controller






NICOR Inc.                                                           Page 16

Exhibit Index

 Exhibit
 Number                          Description of Document

   4.01 * Supplemental Indenture, dated May 10, 1996, of Northern Illinois Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 30, 1996, Northern Illinois Gas Company, Exhibit 4.01.)

   4.02 * Supplemental Indenture, dated August 1, 1996, of Northern Illinois Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 30, 1996, Northern Illinois Gas Company,
           Exhibit 4.02.)

  27.01    Financial Data Schedule.





* These exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. The file number and exhibit number are stated in parentheses in the description of such exhibit.