Form 10-Q
period 1996-09-30
NICOR INC
filed 1996-11-14
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended September 30, 1996

                                        or

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


                           (630) 305-9500
                    (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at October 31, 1996, were 49,812,109.






NICOR Inc.                                                          Page i


Table of Contents

                                                                  Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                         1

           Consolidated Statement of Income -
              Three, Nine and Twelve Months Ended
              September 30, 1996 and 1995                           2

           Consolidated Statement of Cash Flows -
              Nine and Twelve Months Ended
              September 30, 1996 and 1995                           3

           Consolidated Balance Sheet -
              September 30, 1996 and 1995, and
              December 31, 1995                                     4

           Notes to the Consolidated Financial Statements           5

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            8

Part II.   Other Information

Item 1.    Legal Proceedings                                       14

Item 6.    Exhibits and Reports on Form 8-K                        14

           Signature                                               15

           Exhibit Index                                           16




Selected terms:

Ill.C.C. - Illinois Commerce Commission.

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

TEU - Twenty-foot equivalent unit.

Degree days -Number of degrees by which the daily
             mean temperature falls below 65 degrees
             Fahrenheit.





NICOR Inc.                                                            Page 1

PART I -Financial Information

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




NICOR Inc.                                                                                    Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                        Three months ended       Nine months ended      Twelve months ended
                                           September 30             September 30            September 30
                                         1996       1995          1996       1995         1996        1995

Operating revenues                     $  220.4   $  157.1      $1,257.8   $1,013.8     $1,724.1    $1,409.3

Operating expenses
  Cost of gas                              75.8       46.3         677.8      527.4        937.6       737.2
  Operating and maintenance                80.4       67.9         233.5      204.2        316.5       275.5
  Depreciation                             16.5       14.6          87.2       78.6        120.4       109.9
  Taxes, other than income taxes           12.4       10.5          89.9       77.6        116.3       101.3
                                          185.1      139.3       1,088.4      887.8      1,490.8     1,223.9

Operating income                           35.3       17.8         169.4      126.0        233.3       185.4

Other income (expense)
  Interest income                            .3         .5           1.2        2.6          1.7         3.1
  Other, net                                (.1)        .4          (1.8)        .8           .4         3.1
                                             .2         .9           (.6)       3.4          2.1         6.2
Income before interest on debt
  and income taxes                         35.5       18.7         168.8      129.4        235.4       191.6

Interest on debt, net of
  amounts capitalized                      11.9        9.4          34.2       30.3         45.7        42.1

Income before income taxes                 23.6        9.3         134.6       99.1        189.7       149.5

Income taxes                                8.5        3.2          48.6       35.0         67.9        50.7

Income from continuing operations          15.1        6.1          86.0       64.1        121.8        98.8

Income from discontinued operations,
  net of income taxes                         -          -          15.0          -         15.0           -

Net income                                 15.1        6.1         101.0       64.1        136.8        98.8

Dividends on preferred stock                 .1         .1            .3         .3           .5          .4

Earnings applicable to
  common stock                         $   15.0   $    6.0      $  100.7   $   63.8     $  136.3    $   98.4

Average shares of common
  stock outstanding                        50.0       50.4          50.1       50.8         50.2        51.1

Earnings per average share
  of common stock
    Continuing operations              $    .30   $    .12      $   1.71   $   1.26     $   2.42    $   1.93
    Discontinued operations                   -          -           .30          -          .30           -

                                       $    .30   $    .12      $   2.01   $   1.26     $   2.72    $   1.93

Dividends declared per share
  of common stock                      $    .33   $    .32      $    .99   $    .96     $   1.31    $  1.275



<F1>
The accompanying notes are an integral part of this statement.





NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Nine months ended     Twelve months ended
                                                                     September 30           September 30
                                                                   1996        1995       1996        1995
Operating activities
  Net income                                                     $ 101.0     $  64.1    $ 136.8     $  98.8
    Less income from discontinued operations                        15.0           -       15.0           -
  Income from continuing operations                                 86.0        64.1      121.8        98.8
  Adjustments to reconcile income from continuing operations to net cash flow provided from continuing operations:
      Depreciation                                                  87.2        78.6      120.4       109.9
      Deferred income tax expense (benefit)                        (16.6)      (10.8)      (9.0)      (19.8)
      Change in working capital items and other:
        Receivables, less allowances                               119.6       124.3      (47.7)        5.8
        Gas in storage                                             (72.0)       11.1      (76.1)       32.6
        Deferred/accrued gas costs                                 (33.7)       17.4      (25.2)       (2.5)
        Accounts payable                                           (71.3)         .5      (20.8)       22.9
        Gas refunds due customers                                  (24.2)       40.2      (42.5)       39.3
        Other                                                       33.2       (16.6)      54.8        11.4
  Net cash flow provided from continuing operations                108.2       308.8       75.7       298.4
  Net cash flow provided from (used for) discontinued
    operations                                                       1.3        (2.3)        .9        (5.5)

  Net cash flow provided from operating activities                 109.5       306.5       76.6       292.9

Investing activities
  Capital expenditures                                             (78.3)     (107.1)    (128.1)     (163.3)
  Short-term investments                                            12.3        13.0        7.5         6.9
  Other                                                             (2.8)         .4       (1.1)         .8

  Net cash flow used for investing activities                      (68.8)      (93.7)    (121.7)     (155.6)

Financing activities
  Net proceeds from issuing long-term debt                          74.3        22.5      123.8        22.5
  Disbursements to retire long-term debt                           (50.0)      (62.5)     (50.0)      (62.5)
  Short-term borrowings (repayments), net                            3.3      (103.2)      58.9        10.0
  Dividends paid                                                   (49.5)      (49.0)     (65.7)      (65.5)
  Disbursements to reacquire stock                                 (21.1)      (31.9)     (22.8)      (47.2)
  Other                                                              4.7          .7        6.2         1.0

  Net cash flow provided from (used for) financing
    activities                                                     (38.3)     (223.4)      50.4      (141.7)

Net increase (decrease) in cash and cash equivalents                 2.4       (10.6)       5.3        (4.4)

Cash and cash equivalents, beginning of period                       6.8        14.5        3.9         8.3

Cash and cash equivalents, end of period                         $   9.2     $   3.9    $   9.2     $   3.9


<F1>
The accompanying notes are an integral part of this statement.



NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                             September 30     December 31     September 30
                          Assets                                 1996             1995            1995

Current assets
  Cash and cash equivalents                                    $     9.2       $     6.8        $     3.9
  Short-term investments, at cost which
    approximates market                                              7.3            19.6             14.8
  Receivables, less allowances of $6.8,
    $5.8 and $5.1, respectively                                    142.1           261.7             94.4
  Gas in storage, at last-in, first-out cost                       135.0            63.0             58.9
  Deferred gas costs                                                42.4             8.7             17.2
  Other                                                             28.4            30.0             45.3

                                                                   364.4           389.8            234.5
Property, plant and equipment, at cost
  Gas distribution                                               2,946.3         2,886.2          2,840.0
  Shipping                                                         234.2           223.8            224.2
  Other                                                              1.0              .4               .4
                                                                 3,181.5         3,110.4          3,064.6
  Less accumulated depreciation                                  1,410.8         1,331.1          1,300.7

                                                                 1,770.7         1,779.3          1,763.9

Other assets                                                        92.2            90.0             80.8

                                                               $ 2,227.3       $ 2,259.1        $ 2,079.2

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                    $    25.2       $    50.0        $    50.0
  Short-term borrowings                                            202.1           198.8            143.2
  Accounts payable                                                 235.9           308.4            257.6
  Gas refunds due customers                                            -            24.2             42.5
  Other                                                             31.3            44.3             28.9

                                                                   494.5           625.7            522.2
Deferred credits and other liabilities
  Deferred income taxes                                            192.0           210.0            207.2
  Regulatory income tax liability                                   84.5            86.5             87.6
  Unamortized investment tax credits                                49.2            50.8             51.2
  Other                                                            157.5           120.9            114.8

                                                                   483.2           468.2            460.8

Capitalization
  Long-term debt                                                   518.4           468.7            419.1
  Preferred stock
    Redeemable                                                       8.6             8.8              8.7
    Nonredeemable                                                     .1              .1               .1
  Common equity
    Common stock                                                   124.5           125.8            125.8
    Paid-in capital                                                 34.6            49.6             49.9
    Retained earnings                                              563.4           512.2            492.6

                                                                 1,249.6         1,165.2          1,096.2

                                                               $ 2,227.3       $ 2,259.1        $ 2,079.2


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended September 30 were (millions):

                                     Nine months        Twelve months
                                    1996      1995      1996      1995

   Income taxes paid               $55.8     $44.1     $64.6     $56.1

   Interest paid                    39.7      38.0      43.3      42.5


REGULATORY MATTERS

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

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties including Northern Illinois Gas. The company and other parties have subsequently appealed certain aspects of the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

On August 15, 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs. The filing was in response to a recent amendment to the Illinois Public Utilities Act which allows utilities to propose programs consisting of alternatives to traditional cost of service regulation. Currently, natural gas supply costs are recovered from customers without mark-up. Under the proposed program, Northern Illinois Gas would compare its total annual gas supply costs against a market-based benchmark, and any difference would be shared between Northern Illinois Gas and its customers. The Ill.C.C. has up to 11 months to hold hearings and act on the request.

LONG-TERM DEBT

On August 6, Northern Illinois Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.




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

Current environmental laws require treatment of certain waste materials on sites owned by NICOR that may have been generated by two barge-cleaning facilities previously owned and operated by certain discontinued businesses of the company. NICOR remediated one site in accordance with the approved closure plan and began the three-year post-closure monitoring period in 1995. The cost of evaluation and cleanup of the other site is currently estimated to range from $5 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

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

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against certain insurance carriers. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs incurred or to be incurred for environmental cleanup of former manufactured gas plant sites. Presently,






NICOR Inc.                                                           Page 7

Notes To The Consolidated Financial Statements (Unaudited)
(Concluded)

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

Income from continuing operations for the three-, nine- and twelve-month periods ended September 30, 1996, rose $9 million to $15.1 million, $21.9 million to $86 million and $23 million to $121.8 million, respectively, from the corresponding 1995 periods. Earnings per common share from continuing operations were $.30, $1.71 and $2.42 compared with $.12, $1.26 and $1.93, respectively. The increase in each period was due primarily to higher operating results in the gas distribution segment.

In the second quarter of 1996, NICOR made a positive adjustment of $15 million to its reserve for discontinued operations. Including this adjustment, NICOR's 1996 net income for the nine- and twelve-month periods ended September 30, 1996, was $101 million and $136.8 million, respectively. Earnings per common share were $2.01 and $2.72, respectively. For further information on this adjustment, see Discontinued Operations on page 6.

Operating income (loss) for the periods ended September 30 by business segment was (millions):

                        Three months      Nine months    Twelve months
                        1996     1995    1996    1995    1996     1995

   Gas distribution    $ 31.9   $ 14.3  $155.3  $113.5  $212.5   $166.8
   Shipping               4.5      4.5    17.0    15.2    25.1     22.3
   Other                 (1.1)    (1.0)   (2.9)   (2.7)   (4.3)    (3.7)

                       $ 35.3   $ 17.8  $169.4  $126.0  $233.3   $185.4


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income for the three-, nine- and twelve-month periods increased $17.6 million, $41.8 million and $45.7 million, respectively. For the three-month period, the increase was due to the impact of the April 1996 rate case which included a 2.8 percent general rate increase and rate design changes which shift certain revenues and earnings from cold-weather months to warm-weather months. For the nine- and twelve-month periods, the increase was a result of the rate case and an increase in deliveries of natural gas, partially offset by higher depreciation. The positive impact of the rate case and higher deliveries on the twelve-month period was also partially offset by higher operating and maintenance expenses.

- Shipping operating income for the three-month period was unchanged from a year ago as increased operating revenues relating to an increase in volumes shipped were offset by higher operating expenses. For the nine- and twelve-month periods, shipping






NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

OVERVIEW (Concluded)

        operating income increased $1.8 million and $2.8 million, respectively, as higher revenues, attributable to an increase in volumes shipped, more than offset higher operating expenses.
        Factors contributing to the increase in volumes shipped in each period include improved economic conditions and market growth in the Eastern Caribbean and the Virgin Islands, as well as expansion to new destinations.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 12 and 13. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues increased $63.3 million, $244 million and $314.8 million for the three-, nine- and twelve-month periods, respectively, from the corresponding 1995 periods due primarily to higher revenues in the gas distribution segment. For the three-month period, the increase in the gas distribution segment was due to higher natural gas supply costs, which are recovered from customers, and the impact of the rate case. For the nine- and twelve-month periods, the increase in the gas distribution segment was due to an increase in deliveries, higher gas costs and the impact of the rate case. Higher deliveries were attributable to the positive impact of colder weather, demand growth among existing customers and customer additions.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended September 30. The improvement in each period's margin was due in large part to the positive effect of the rate case. The impact of higher deliveries also contributed to the increase in margin for the nine- and twelve-month periods. Margin per Mcf delivered for each period rose primarily as a result of the rate case.

                             Three months Nine months Twelve months 1996 1995 1996 1995 1996 1995
  Gas distribution
    margin (Millions)       $ 84.1  $ 64.4  $359.8  $306.2  $495.9  $429.6

  Margin per Mcf
    delivered                 1.35    1.00     .93     .86     .89     .86

Operating and maintenance expense increased $12.5 million, $29.3 million and $41 million for the three-, nine- and twelve-month periods, respectively, due principally to higher costs in the shipping segment caused primarily by increased volume-related shore and vessel costs. The twelve-month period was also impacted by higher administrative and general costs and a higher bad debt provision in the gas distribution segment.







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

The effective income tax rate rose to 36 percent from 34.3 percent for the three-month period. The third quarter 1995 effective tax rate was unusually low due mainly to adjustments related to prior interim periods. For the twelve-month period, the effective income tax rate rose to 35.8 percent from
33.9 percent due in large part to a higher state tax provision and less excess deferred taxes turning around.

FINANCIAL CONDITION

Net cash flow from continuing operations decreased $200.6 million and $222.7 million for the nine- and twelve-month periods, respectively, due to increased gas in storage, the timing of gas cost recoveries, a 1995 gas pipeline refund and a return to normal levels of customer advance payments in the gas distribution segment. These factors were partially offset by a favorable $35 million income tax settlement in the second quarter of 1996. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of NICOR's businesses.
The company generally relies on short-term financing to meet temporary working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $278 million, and the company had $202.1 million of commercial paper outstanding. At September 30, 1996, the unused lines of credit under these credit agreements were $75.9 million.

On August 6, 1996, Northern Illinois Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.

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






NICOR Inc.                                                           Page 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION (Concluded)

In June 1996, NICOR announced another stock repurchase program having an aggregate market value of up to $50 million. The purchases are being made as market conditions permit through open market transactions. At the end of the third quarter, NICOR had purchased and retired 357,000 common shares at an aggregate cost of $11.1 million.

Effective with the dividend paid on May 1, 1996, NICOR's quarterly dividend on common stock was increased 3.1 percent to 33 cents per share. This payment represents an annual rate of $1.32 per share, a four-cent increase over the $1.28 per share established with the May 1, 1995 dividend.

REGULATORY MATTERS

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million, 2.8 percent general rate increase effective April 11, 1996. On August 15, 1996, the company filed a performance-based rate plan with the Ill.C.C. for gas supply costs. For further information relating to these items, see Regulatory Matters on page 5.





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

                                           Three months ended    Nine months ended     Twelve months ended
                                              September 30          September 30           September 30
                                            1996      1995        1996       1995        1996       1995
Operating revenues (Millions):
  Sales
    Residential                           $  104.7  $   72.0    $  703.9   $  571.5    $  982.2   $  803.6
    Commercial                                23.9      15.6       187.2      148.2       256.9      210.4
    Industrial                                 3.4       1.6        33.9       24.6        45.1       34.6
                                             132.0      89.2       925.0      744.3     1,284.2    1,048.6
  Transportation
    Commercial                                 7.8       6.2        38.7       34.0        55.0       45.8
    Industrial                                10.7      12.8        40.4       45.3        57.6       58.7
                                              18.5      19.0        79.1       79.3       112.6      104.5

  Revenue taxes and other                     10.5       9.3        94.2       72.2       118.4       94.0

                                          $  161.0  $  117.5    $1,098.3   $  895.8    $1,515.2   $1,247.1


Deliveries (Bcf):
  Sales
    Residential                               15.5      15.4       166.3      148.5       249.3      210.6
    Commercial                                 3.7       3.6        44.8       38.9        65.2       55.7
    Industrial                                  .6        .4         8.9        6.9        12.4        9.8
                                              19.8      19.4       220.0      194.3       326.9      276.1
  Transportation
    Commercial                                 6.3       6.4        51.4       40.8        74.6       56.9
    Industrial                                36.1      38.6       114.9      121.8       158.7      165.4
                                              42.4      45.0       166.3      162.6       233.3      222.3

                                              62.2      64.4       386.3      356.9       560.2      498.4


Gas cost per Mcf sold                     $   3.27  $   2.12    $   2.94   $   2.61    $   2.75   $   2.58


Weather statistics:
  Degree days                                   84         93      4,088      3,785       6,414      5,562
  Percent colder (warmer) than normal           (5)        2           4         (4)          5         (9)


Customers at end of period (Thousands):
  Sales
    Residential                            1,670.3   1,641.1
    Commercial                               139.1     139.1
    Industrial                                11.4      11.4
                                           1,820.8   1,791.6

  Transportation
    Commercial                                17.9      16.4
    Industrial                                 2.7       2.4
                                              20.6      18.8

                                           1,841.4   1,810.4







NICOR Inc.                                                                                           Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                              Three months ended    Nine months ended     Twelve months ended
                                                 September 30          September 30           September 30
                                               1996       1995       1996       1995        1996       1995

Operating revenues (Millions)                $   50.4   $   38.5   $  141.4   $  115.5    $  189.5   $  158.9

Operating income (Millions)                  $    4.5   $    4.5   $   17.0   $   15.2    $   25.1   $   22.3

TEUs shipped (Thousands)
  Southbound                                     25.6       18.4       70.5       54.2        92.5       75.6
  Northbound                                      4.0        4.0       10.8       11.7        14.8       15.7
  Interisland                                     2.0        1.0        5.2        2.9         7.3        4.0

                                                 31.6       23.4       86.5       68.8       114.6       95.3

Revenue per TEU                              $  1,517   $  1,566   $  1,553   $  1,593    $  1,575   $  1,585

Ports served                                       28         23

Vessels owned                                      14         14









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

  (b) The company did not file a report on Form 8-K during the third quarter of 1996.





NICOR Inc.                                                           Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        NICOR Inc.



Date   November 13, 1996                 By       DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                                Senior Vice President,
                                               Secretary and Controller




NICOR Inc.                                                           Page 16

Exhibit Index

Exhibit
 Number                        Description of Document

 10.01   NICOR Stock Deferral Plan.

 10.02   NICOR 1995 Directors Stock Plan.

 27.01   Financial Data Schedule.