Form 10-K405
period 1996-12-31
NICOR INC
filed 1997-03-26
CIK 72020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K



(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1996
                             or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

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


Registrant's telephone number, including area code (630) 305-9500

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1997, 49,224,465 common shares were outstanding, and the aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.6 billion.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1997 Annual Meeting Definitive Proxy Statement, dated March 6, 1997 are incorporated by reference into Part III.




NICOR Inc.                                                           Page i

Table of Contents

Item No.                                                                 Page
             Part I
    1.       Business................................................       1

    2.       Properties..............................................       6

    3.       Legal Proceedings.......................................       6

    4.       Submission of Matters to a Vote of Security Holders.....       6

             Executive Officers of the Registrant....................       7

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters...................................       8

    6.       Selected Financial Data.................................       9

    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................      10

    8.       Financial Statements and Supplementary Data.............      20

    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................      37

             Part III
   10.       Directors and Executive Officers of the Registrant......      37

   11.       Executive Compensation..................................      37

   12.       Security Ownership of Certain Beneficial Owners
               and Management........................................      37

   13.       Certain Relationships and Related Transactions..........      37

             Part IV
   14.       Exhibits, Financial Statement Schedule, and Reports
               on Form 8-K...........................................      38

             Signatures..............................................      40

             Exhibit Index...........................................      41


Selected abbreviations:

FERC - Federal Energy Regulatory Commission
Ill.C.C. - Illinois Commerce Commission
Mcf, Bcf - Thousand cubic feet, billion cubic feet
TEU - Twenty-foot equivalent unit



NICOR Inc.                                                           Page 1

PART I

Item 1.   Business

NICOR Inc. (NICOR), incorporated in 1976, is a holding company and through its wholly owned subsidiaries is engaged in gas distribution (Northern Illinois Gas) and containerized shipping (Tropical Shipping). NICOR had approximately 3,300 employees at year-end 1996.

Gas distribution is NICOR's primary business, representing approximately 90 percent of consolidated operating income and assets. NICOR provides financial information on both of its business segments in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 19.

The mailing address of the company's general office is P.O. Box 3014, Naperville, Illinois 60566-7014. The telephone number is (630) 305-9500.

GAS DISTRIBUTION

General

Northern Illinois Gas, formed in 1954, is one of the nation's largest gas distribution utilities. The company delivers natural gas to about
1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 21,000 commercial and industrial customers who purchase their own gas supplies. The company has approximately 2,200 employees. The company's service territory spans over 17,000 square miles, covering more than 600 communities and adjacent areas in 35 counties and encompasses most of the northern third of Illinois, excluding the city of Chicago. Northern Illinois Gas maintains franchise agreements with 474 municipalities with terms ranging up to 50 years. More than 65 percent, or approximately 315 franchise agreements, will expire in 15 years or more. Only 23 agreements, or 5 percent, will expire in less than five years.
These agreements allow the company to construct, operate and maintain distribution facilities in the municipalities served.

The Northern Illinois Gas service territory has a stable economic base that provides strong and balanced demand among residential, commercial and industrial customers. Residential customers account for about 45 percent of the company's total gas deliveries, while industrial and commercial customers account for approximately 30 percent and 25 percent of deliveries, respectively. In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 16 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since approximately 50 percent are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.



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

Northern Illinois Gas makes about 35 Bcf, or nearly one quarter of company-owned storage capacity, available to its transportation customers.

In recent years, Northern Illinois Gas has developed several nontraditional activities that are intended to maximize the value of the company's assets, expertise and customer base. These activities included: providing transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; providing storage services to customers, gas marketers and others; selling space to outside vendors for direct-mail inserts in customer bills; and providing water meter reading and other services to municipalities.

Sources of Gas Supply

Northern Illinois Gas purchases gas supplies on a deregulated basis directly from producers, marketers and affiliates of pipelines. Pipeline transportation and purchased storage services are contracted for at rates regulated by the FERC.

Northern Illinois Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Gas supply. Northern Illinois Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. At the end of 1996, the company had about 45 firm gas supply contracts, of which nearly 60 percent of the contracted volumes will expire in 1997 and the remainder by 2001.
The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.



NICOR Inc.                                                           Page 3

Item 1.   Business (continued)

The sources of gas purchased for the past three years were:

                                             Year Ended December 31
                                   1996                  1995                   1994
      Source                   Bcf        %          Bcf        %           Bcf        %

Firm gas supply               189.7      54.3       237.4      78.2        246.8      84.6
Spot gas                      159.8      45.7        66.2      21.8         44.8      15.4

                              349.5     100.0       303.6     100.0        291.6     100.0

Customers served under the company's transportation service tariffs purchase their own gas supplies. Approximately 40 percent of the gas that the company delivered in 1996 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation contracts. Northern Illinois Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts with these pipelines at the end of 1996 are summarized below:

                                                                        Total maximum
                                          Year of service              daily contract
                                             agreement                    capacity
      Major pipelines                        expiration                     (Bcf)

Natural Gas Pipeline Company
  of America                                     2000                         .92(a)
Midwestern Gas Transmission
  Company                                        2000                         .29
Northern Natural Gas Company                  1999/2000                       .19

<F1>
                                                                             1.40
(a) Excludes .49 Bcf of delivered storage service.

The company contracts for transportation capacity necessary to meet peak day requirements. Contracted capacity that is temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Storage. Northern Illinois Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is able to meet up to 60 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Northern Illinois Gas purchases about 43 Bcf of storage service from interstate pipelines and other storage facility operators. Storage facilities provide supply flexibility, improve reliability of deliveries and reduce costs.



NICOR Inc.                                                           Page 4

Item 1.   Business (continued)

Competition/Demand

Northern Illinois Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Significant factors that impact demand for gas include weather, economic conditions and the price of gas relative to competitive fuels.

The natural gas industry has been going through deregulation at both the federal and state levels for several years. Deregulation has also recently spread to the electric utility industry, and many electric utilities have begun reducing their costs in anticipation of increased competition. Although Northern Illinois Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 12 and 13.

Regulation

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

In April 1996, the Ill.C.C. granted Northern Illinois Gas a 2.8 percent, $33.7 million general rate increase. In August 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs and in January 1997 announced its intention to withdraw the filing. For further information relating to these items, see Regulatory Matters on page 28.

Properties

The gas distribution, transmission and storage system includes approximately 28,000 miles of steel, plastic and cast iron main; approximately 25,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.



NICOR Inc.                                                           Page 5

Item 1.   Business (concluded)

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

SHIPPING

Tropical Shipping transports containerized freight between Florida and 26 ports in the Caribbean region. The company is one of the largest containerized cargo carriers in the region and has leading market shares in most of the ports it serves. Tropical Shipping carries cargo primarily southbound to markets which are heavily dependant upon the tourist industry and northbound for export trade. The company also provides additional related services including inland transportation and cargo insurance.

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

Additional information about factors affecting Tropical Shipping's business is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 13.

OTHER UNREGULATED BUSINESSES

NICOR has formed several unregulated ventures that build on the company's strengths in the gas distribution business. Additional information is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 14.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on pages 35 and 36.



NICOR Inc.                                                           Page 6

Item 2.   Properties

Information with respect to this item concerning NICOR and its subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 28 and Contingencies on pages 35 and 36 in Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

NICOR Inc.                                                           Page 7

Executive Officers of the Registrant

         Name             Age             Current Position and Background

Thomas L. Fisher           52     Chairman, NICOR and Northern Illinois Gas
                                  (since 1996), Chief Executive Officer, NICOR
                                  (since 1995) and Northern Illinois Gas (since
                                  1988), President, NICOR (since 1994) and
                                  Northern Illinois Gas (since 1988) and Chief
                                  Operating Officer, NICOR (1994).

Phil S. Cali               49     Senior Vice President Operations, Northern
                                  Illinois Gas (since 1995), Vice President
                                  Engineering, Codes and Environmental Affairs,
                                  Northern Illinois Gas (1994-1995), Vice
                                  President New Business Development, Costain
                                  Holdings Inc. (company engaged in natural resource development)(1987-1994).

David L. Cyranoski         53     Senior Vice President, NICOR and Northern
                                  Illinois Gas (since 1995), Secretary, NICOR
                                  (since 1992) and Northern Illinois Gas (since
                                  1993), Controller, NICOR (since 1992) and
                                  Northern Illinois Gas (since 1984) and Vice
                                  President, NICOR (1992-1995) and Northern
                                  Illinois Gas (1984-1995).

Kathleen L. Halloran       44     Senior Vice President Information Services,
                                  Rates and Human Resources, Northern Illinois
                                  Gas (since 1996), Vice President Information
                                  Services, Rates and Human Resources, Northern
                                  Illinois Gas (1995-1996), Vice President
                                  Information Services and Rates, Northern
                                  Illinois Gas (1994-1995), Vice President
                                  Information Services and General Accounting,
                                  Northern Illinois Gas (1992-1994), Vice
                                  President and Secretary, Northern Illinois Gas and Vice President, Secretary and Controller,
                                  NICOR (1989-1992).

Thomas A. Nardi            42     Senior Vice President Nonutility Operations
                                  and Business Development, NICOR (since 1995), and Senior Vice President Business
                                  Development, Northern Illinois Gas (since
                                  1995), Vice President Business Development,
                                  NICOR (1994-1995), Vice President Supply and
                                  Business Development, Northern Illinois Gas
                                  (1994-1995), Vice President Rates and Supply,
                                  Northern Illinois Gas (1993-1994) and Vice
                                  President Rates and Personnel and Secretary,
                                  Northern Illinois Gas (1991-1992).



NICOR Inc.                                                           Page 8

         Name             Age             Current Position and Background

Richard J. Lannon          48     Vice President Human Resources, NICOR (since
                                  1996), Vice President Administration Northern
                                  Illinois Gas (since 1996), Vice President
                                  Marketing/Sales and Treasurer, Northern
                                  Illinois Gas (1995-1996), Vice President and
                                  Treasurer, Northern Illinois Gas (1994-1995) and Vice President Divisions, Northern
                                  Illinois Gas (1991-1994).

Donald W. Lohrentz         60     Treasurer, NICOR (since 1990) and Northern
                                  Illinois Gas (since 1996, 1990-1993) and Vice
                                  President, Northern Illinois Gas (since 1985).

Edwin M. Werneke           58     Vice President Supply Ventures, NICOR (since
                                  1995) and Northern Illinois Gas (since 1996),
                                  Vice President Supply Administration, Northern
                                  Illinois Gas (1995) and Assistant Vice
                                  President, Northern Illinois Gas (1980-1995).

Executive officers of the company are elected annually by the Board of Directors.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

NICOR common stock is listed on the New York and Chicago Stock Exchanges.
At February 28, 1997, there were approximately 40,000 common stockholders of record. On March 11, 1997, the Board of Directors declared a quarterly common stock dividend of 35 cents per share, payable May 1, 1997, to stockholders of record March 31, 1997. This payment represents an annual rate of $1.40 per share.

The common stock price range and dividends declared per common share by quarter for 1996 and 1995, are as follows:

                                    Stock price               Dividends
                Quarter          High           Low            declared
               1996
                 First         $29-3/8        $25-7/8           $ .33
                 Second         29             25-3/8             .33
                 Third          34-3/4         27-5/8             .33
                 Fourth         37-1/8         33-1/2             .33

               1995
                 First         $25-3/8        $21-3/4           $ .32
                 Second         27-7/8         24-1/2             .32
                 Third          28-1/2         25-1/8             .32
                 Fourth         28-1/2         24-7/8             .32



NICOR Inc.                                                                             Page 9

Item 6.  Selected Financial Data
                                                                  Year Ended December 31
(Millions, except per share data)                    1996         1995         1994         1993         1992

Operating revenues                                 $1,850.7     $1,480.1     $1,609.4     $1,673.9     $1,546.5

Operating income                                   $  233.1     $  189.8     $  189.5     $  198.1     $  188.3

Net income
  Continuing operations                            $  121.2     $   99.8     $  109.5     $  109.4     $   95.0
  Discontinued operations                              15.0            -            -          2.3         13.3

                                                   $  136.2     $   99.8     $  109.5     $  111.7     $  108.3

Average shares of common stock
  outstanding                                          50.0         50.7         52.6         55.1         56.0

Earnings per average share of common
  stock
     Continuing operations                         $   2.42     $   1.96     $   2.07     $   1.97     $   1.67
     Discontinued operations                            .30            -            -          .04          .24

                                                   $   2.72     $   1.96     $   2.07     $   2.01     $   1.91

Dividends declared per share of common
  stock                                            $   1.32     $   1.28     $   1.26     $   1.22     $   1.18

Total assets                                       $2,438.6     $2,259.1     $2,209.9     $2,222.1     $2,339.2

Capitalization
  Long-term debt                                   $  518.0     $  468.7     $  458.9     $  458.9     $  417.2
  Redeemable preferred and preference
     stock                                              7.4          8.8          9.3         16.6         17.2
  Nonredeemable preferred and preference
     stock                                               .1           .1           .1           .1           .1
  Common equity                                       729.6        687.6        683.4        703.9        711.6

                                                   $1,255.1     $1,165.2     $1,151.7     $1,179.5     $1,146.1



NICOR Inc.                                                           Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in NICOR's operating results and financial condition from 1994 to 1996. This review also discusses business trends and uncertainties that might affect NICOR. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain abbreviations used herein are defined in the Table of Contents.

SUMMARY

NICOR's two major business segments are gas distribution and shipping. Gas distribution is NICOR's primary business, representing approximately
90 percent of consolidated operating income and assets.

NICOR's 1996 income from continuing operations of $121.2 million increased 21 percent from 1995 as a result of improved operating results in the gas distribution segment. In the second quarter of 1996, NICOR made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Including this adjustment, NICOR's 1996 net income was $136.2 million. In 1995, NICOR's net income of $99.8 million declined
9 percent from 1994 due primarily to the negative impact of a higher effective tax rate and lower nonoperating income.

Earnings per common share from continuing operations were $2.42 in 1996 compared with $1.96 in 1995 and $2.07 in 1994. Earnings per common share were $2.72, $1.96 and $2.07 in 1996, 1995 and 1994, respectively. Per share results in each period benefited from the company's common stock buyback programs. Dividends declared per common share were $1.32, $1.28 and $1.26 for 1996, 1995 and 1994, respectively.

Gas distribution operating income increased to $215.6 million in 1996 from $170.7 million in 1995 due to the impact of a general rate increase and an increase in deliveries of natural gas, partially offset by higher depreciation. Higher deliveries were attributable to the positive impact of weather that was 5 percent colder than in 1995, demand growth among existing customers and customer additions. In 1995, gas distribution operating income decreased $4.2 million to $170.7 million as higher depreciation and higher operating and maintenance expenses more than offset the impact of higher demand unrelated to weather.

Shipping operating income was $22.2 million, down $1.2 million from 1995. Revenues increased to $195 million compared with $163.6 million a year ago on a 23 percent increase in volumes shipped, but the increase was more than offset by higher costs primarily associated with business expansion and the fourth quarter exit from Central American liner operations. In 1995, shipping operating income rose $4.8 million to $23.4 million due to higher revenue per unit related to an improved mix of cargo shipped.




NICOR Inc.                                                           Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash flow from operating activities decreased $169 million in 1996 to $104.6 million due to changes in gas distribution working capital. These changes are further explained within the Financial Condition and Liquidity section to follow.

In April 1996, the Ill.C.C. granted Northern Illinois Gas a 2.8 percent, $33.7 million general rate increase. In August 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs and in January 1997 announced its intention to withdraw the filing. For further information relating to these items, see Regulatory Matters on page 28.

In March 1996, NICOR completed a $50 million common stock buyback program initiated in October 1994. In June 1996, another $50 million common stock repurchase program was initiated. During the last three years, the company has purchased and retired nearly 4.5 million common shares at a cost of $120 million.

(Millions)                             1996             1995            1994

Operating revenues
  Gas distribution                  $ 1,610.2        $ 1,312.7       $ 1,455.0
  Shipping                              195.0            163.6           153.0
  Other                                  45.5              3.8             1.4

                                    $ 1,850.7        $ 1,480.1       $ 1,609.4

Depreciation
  Gas distribution                  $   111.8        $    98.8       $    90.1
  Shipping                               13.4             12.9            13.0
  Other                                    .1               .1               -

                                    $   125.3        $   111.8       $   103.1

Operating income (loss)
  Gas distribution                  $   215.6        $   170.7       $   174.9
  Shipping                               22.2             23.4            18.6
  Other                                  (4.7)            (4.3)           (4.0)

                                    $   233.1        $   189.8       $   189.5




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

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while also providing transportation customers with direct access to gas supplies and storage services. Northern Illinois Gas' storage capabilities enable the company to minimize purchases of premium-cost pipeline services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Gas Distribution Operating Statistics
                                                  1996           1995            1994

Year-end customers (Thousands)                  1,863.0        1,833.5         1,802.7
Margin per Mcf delivered                        $   .90        $   .83         $   .86
Average gas cost per Mcf sold                   $  2.99        $  2.52         $  3.16
Degree days (Normal 6,116)                        6,429          6,111           5,865

Northern Illinois Gas has been able to increase gas deliveries in recent years in part because of more diversified uses of natural gas. The majority of the company's growth in the past has been driven by customer additions. However, diversified uses, such as large-tonnage gas air conditioning and gas-fired cogeneration, are expected to continue to contribute to Northern Illinois Gas' growth in deliveries.

Beyond efforts to increase natural gas deliveries in its service territory, Northern Illinois Gas is working to increase profitability through nontraditional activities. During 1996, these nontraditional activities included: providing transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; and providing storage services to customers, gas marketers and others.




NICOR Inc.                                                           Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The natural gas industry has been going through deregulation at both the federal and state levels for several years. Deregulation has also recently spread to the electric utility industry, and many electric utilities have begun reducing their costs in anticipation of increased competition. Although Northern Illinois Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future. Ongoing efforts to maintain this pricing advantage include: continuing to reduce fixed gas supply and pipeline transportation costs; reducing the level of capital spending from historic levels while maintaining or improving system integrity; and reducing operating and maintenance expenses while increasing the level of customer satisfaction.

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

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean region, which is characterized by modest market growth and intensifying price competition. The company intends to take advantage of opportunities in the region by expanding services to selected destinations and initiating service to new areas when appropriate. Additional growth is expected from value-added services, such as handling of less-than-container load shipments and providing service via other carriers to ports not served by Tropical vessels.

At present, all shipping companies engaged in the foreign commerce of the United States are required to file their rates and tariff terms with the Federal Maritime Commission (FMC). There is currently a bill before Congress to partially deregulate international shipping by eliminating the FMC. Tropical's competitive rates and service levels should allow the company to meet the challenges of increased competition; however, the full impact of deregulation is uncertain at this time.

Shipping Operating Statistics
                                                    1996        1995        1994
TEUs shipped (Thousands)
  Southbound                                          97.4        76.2        75.2
  Northbound                                          14.3        15.7        16.7
  Interisland                                          7.5         5.0         4.0

                                                     119.2        96.9        95.9

Ports served                                            26          23          22
Vessels owned                                           14          14          14

NICOR Inc.                                                           Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Unregulated Businesses. While working to achieve growth through its regulated utility operations, NICOR has formed several unregulated ventures that build on the company's strengths in the gas distribution business. Currently, these ventures include: providing gas marketing and related services for customers who purchase their own natural gas; participating with other industry leaders to develop, administer and operate natural gas market-area hubs; providing consulting services, field testing and evaluation of materials, and product development and commercialization; acting as a general contractor for cogeneration and other energy development projects; and offering maintenance and repair contracts for heating, air conditioning and water heating equipment to residential and small commercial customers.

Contingencies. The company is conducting environmental investigations at former barge-cleaning facilities and gas manufacturing plant sites.
Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on pages 35 and 36.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting NICOR's earnings.

Revenues. NICOR's operating revenues in 1996 increased 25 percent from the prior year to $1,850.7 million. Gas distribution revenues of $1,610.2 million were up 23 percent due to the recovery from customers of higher natural gas supply costs, an increase in deliveries and the impact of the rate order. Higher deliveries were attributable to the positive impact of colder weather, demand growth among existing customers and customer additions. Shipping revenues rose 19 percent to $195 million due to additional volumes shipped. In 1995, NICOR's operating revenues decreased 8 percent to $1,480.1 million. Gas distribution revenues of $1,312.7 million were down 10 percent as a result of the recovery from customers of lower gas costs. Shipping revenues rose 7 percent to $163.6 million due to an improved cargo mix, additional volumes shipped and increased charter activity.

Margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, rose $60.2 million to $502.5 million in 1996 due primarily to the positive effect of the rate order and the impact of higher deliveries. In 1995, margin rose $10.2 million to $442.3 million due to increased deliveries. Margin per Mcf delivered in 1996 rose primarily as a result of the rate order. In 1995, margin per Mcf delivered was adversely affected by an increase in lower margin deliveries for electric power generation.




NICOR Inc.                                                           Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and Maintenance. In 1996, operating and maintenance expenses increased $39.4 million to $326.7 million due principally to higher costs in the shipping segment caused primarily by volume-related shore and vessel costs. In 1995, operating and maintenance expenses were $287.3 million, up $14.6 million from the prior year. The gas distribution segment accounted for $6.1 million of the increase due to several factors, including a higher pension provision, increased expenditures for information technology and costs associated with the company's rate filing. Operating and maintenance expenses in the shipping segment were $5.8 million higher due to shore and vessel costs.

Depreciation. Depreciation rose 12 percent to $125.3 million in 1996 due to an increase in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 27. In 1995, depreciation increased 8 percent to $111.8 million mainly as a result of gas plant additions.

Nonoperating items. Other income decreased $2.6 million in 1996 to $3.6 million due primarily to a change in interest on income tax adjustments and the impact of lower investment levels on interest income which were partially offset by a $1.8 million gain on property sales. In 1995, other income decreased $5 million to $6.2 million primarily as a result of a 1994 gain of $4.2 million on property sales.

In 1996, interest expense rose $6 million to $47.8 million due primarily to higher borrowing levels. Interest expense rose $1.7 million in 1995 due to the impact of higher interest rates.

Effective income tax rates were 35.9 percent, 35.3 percent and 31.8 percent for 1996, 1995 and 1994, respectively. The increase from 1994 was primarily the result of a higher state tax provision and less excess deferred taxes turning around.

Discontinued operations. In the second quarter of 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. For further information on this adjustment, see Discontinued Operations on page 30.




NICOR Inc.                                                           Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Operating Statistics
                                              1996              1995              1994

Gas distribution revenues (Millions)
  Sales
    Residential                            $ 1,040.2         $   849.8         $   939.2
    Commercial                                 281.9             217.8             260.0
    Industrial                                  54.4              35.9              50.2
                                             1,376.5           1,103.5           1,249.4

  Transportation
    Commercial                                  55.7              50.3              41.8
    Industrial                                  54.0              62.5              51.2
                                               109.7             112.8              93.0
  Revenue taxes and other                      124.0              96.4             112.6

                                           $ 1,610.2         $ 1,312.7         $ 1,455.0

Deliveries (Bcf)
  Sales
    Residential                                247.0             231.4             215.8
    Commercial                                  67.0              59.3              60.5
    Industrial                                  15.0              10.5              12.4
                                               329.0             301.2             288.7
  Transportation
    Commercial                                  73.5              64.0              54.2
    Industrial                                 154.1             165.6             156.9
                                               227.6             229.6             211.1

                                               556.6             530.8             499.8

Year-end customers (Thousands)
  Sales
    Residential                              1,688.5           1,660.6           1,632.0
    Commercial                                 142.1             141.7             141.5
    Industrial                                  11.6              11.6              11.6
                                             1,842.2           1,813.9           1,785.1
  Transportation
    Commercial                                  18.1              17.1              15.3
    Industrial                                   2.7               2.5               2.3
                                                20.8              19.6              17.6

                                             1,863.0           1,833.5           1,802.7



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

Operating. Net cash flow from operating activities was $104.6 million in 1996, $273.6 million in 1995 and $297.1 million in 1994. The 1996 decrease was due to the impact of increased gas in storage, the timing of the recovery of gas costs from customers, a 1995 gas pipeline refund and a return to normal levels of customer advance payments in the gas distribution segment. These factors were partially offset by a favorable $35 million income tax settlement in the second quarter of 1996. The 1995 decrease from 1994 was due primarily to the timing of gas cost recoveries.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain gas distribution factors, including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. NICOR's capital expenditures, which are mainly in the gas distribution segment, were $119.9 million in 1996 compared with $156.9 million in 1995 and $172.1 million in 1994. Capital expenditures in 1995 and 1994 were higher than normal due to the construction of the Elgin-Volo transmission and storage system improvement, a two-year, $65 million project. Reduced 1996 capital expenditures also reflect continuing cost management efforts. The decline in 1995 capital spending in the shipping segment related primarily to a delay in certain equipment purchases.




NICOR Inc.                                                           Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital spending in 1997 is projected to be about $140 million, with $105 million for gas distribution and $35 million for shipping. In the shipping segment, 1997 capital expenditures are expected to increase as a result of potential investments to improve vessel fleet effectiveness and anticipated expansion into new markets.

                                     Estimated                    Actual
(Millions)                              1997           1996          1995          1994

Capital Expenditures
  Gas distribution                   $     105       $  107.7      $  152.2      $  160.3
  Shipping                                  35           11.2           4.5          11.8
  Other                                      -            1.0            .2             -

                                     $     140       $  119.9      $  156.9      $  172.1

Identifiable assets at December 31
  Gas distribution                                   $2,236.8      $2,080.3      $2,011.7
  Shipping                                              167.6         164.3         180.6
  Other                                                  34.2          14.5          17.6

                                                     $2,438.6      $2,259.1      $2,209.9

Financing. NICOR's long-term debt outstanding was $518 million, $468.7 million, and $458.9 million at December 31, 1996, 1995 and 1994, respectively. Long-term debt as a percent of capitalization was
41.3 percent, 40.2 percent and 39.9 percent at year-end 1996, 1995 and 1994, respectively.

Long-term debt. In August 1996, Northern Illinois Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.

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




NICOR Inc.                                                           Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission in 1994, of which $100 million remained available for issuance at December 31, 1996. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding debt, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In 1997, Northern Illinois Gas anticipates issuing, depending upon market conditions, $50 million of debt to finance maturing debt and for general corporate purposes.

Short-term debt. NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At
December 31, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $303 million. The company had $292 million and $198.8 million of commercial paper outstanding at year-end 1996 and 1995, respectively. At December 31, 1996, the unused lines of credit under these credit agreements were $11 million.

Preference stock. In May 1994, NICOR redeemed its 7.90% preference stock at a price of $505 per share.

Common stock. Through common stock repurchase programs, NICOR has purchased and retired .8 million, 1.2 million and 2.4 million common shares in 1996, 1995 and 1994, respectively, at a cost of $26 million, $31 million and $63 million. These repurchases were financed in large part by cash flow from operations. At December 31, 1996, approximately $28 million remained authorized for the repurchase of common stock under an existing program.

The company increased its quarterly common stock dividend rate during 1996 for the ninth consecutive year. The company paid dividends of $66 million, $65.2 million and $66.9 million in 1996, 1995 and 1994, respectively.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to NICOR are not expected to have a material impact on the company's ability to meet its cash obligations.



NICOR Inc.                                                           Page 20

Item 8.  Financial Statements and Supplementary Data
                                                                        Page

Report of Independent Public Accountants                                  21

Financial Statements:

  Consolidated Statement of Income                                        22

  Consolidated Statement of Cash Flows                                    23

  Consolidated Balance Sheet                                              24

  Consolidated Statement of Capitalization                                25

  Consolidated Statement of Common Equity                                 26

  Notes to the Consolidated Financial Statements                          27




NICOR Inc.                                                           Page 21

Report of Independent Public Accountants



To the Shareholders and Board of Directors of NICOR Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NICOR Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NICOR Inc. and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index (page 38) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP
                                        Arthur Andersen LLP

Chicago, Illinois
January 28, 1997

NICOR Inc.                                                                                                 Page 22

Consolidated Statement of Income
(Millions, except per share data)
                                                                                                Year Ended December 31
                                                                                     1996               1995               1994
Operating revenues                                                                $ 1,850.7          $ 1,480.1          $ 1,609.4
Operating expenses
  Cost of gas                                                                       1,044.7              787.2              929.1
  Operating and maintenance                                                           326.7              287.3              272.7
  Depreciation                                                                        125.3              111.8              103.1
  Taxes, other than income taxes                                                      120.9              104.0              115.0
                                                                                    1,617.6            1,290.3            1,419.9
Operating income                                                                      233.1              189.8              189.5

Other income (expense)
  Interest income                                                                       1.6                3.1                2.3
  Other, net                                                                            2.0                3.1                8.9
                                                                                        3.6                6.2               11.2

Income before interest on debt and income taxes                                       236.7              196.0              200.7

Interest on debt, net of amounts capitalized                                           47.8               41.8               40.1

Income before income taxes                                                            188.9              154.2              160.6

Income taxes                                                                           67.7               54.4               51.1

Income from continuing operations                                                     121.2               99.8              109.5

Income from discontinued operations,
  net of income taxes                                                                  15.0                  -                  -

Net income                                                                            136.2               99.8              109.5

Dividends on preferred and preference stock                                              .4                 .4                 .6

Earnings applicable to common stock                                               $   135.8          $    99.4          $   108.9


Average shares of common stock outstanding                                             50.0               50.7               52.6

Earnings per average share of common stock
  Continuing operations                                                           $    2.42          $    1.96          $    2.07
  Discontinued operations                                                               .30                  -                  -

                                                                                  $    2.72          $    1.96          $    2.07

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                                 Page 23

Consolidated Statement of Cash Flows
(Millions)
                                                                                                Year Ended December 31
                                                                                          1996             1995              1994
Operating activities
  Net income                                                                            $ 136.2          $  99.8           $ 109.5
  Adjustments to reconcile net income to net cash
     flow provided from operating activities:
       Depreciation                                                                       125.3            111.8             103.1
       Deferred income tax expense (benefit)                                               (1.4)            (3.1)            (32.7)
       Change in working capital items and other:
          Receivables, less allowances                                                    (78.3)           (43.0)             58.5
          Gas in storage                                                                  (55.2)             7.0               6.6
          Deferred gas costs                                                              (42.4)            25.9              22.3
          Accounts payable                                                                 25.5             50.0              29.4
          Gas refunds due customers                                                       (22.9)            21.9                .7
          Other                                                                            17.8              3.3               (.3)

  Net cash flow provided from operating activities                                        104.6            273.6             297.1

Investing activities
  Capital expenditures                                                                   (119.9)          (156.9)           (172.1)
  Short-term investments                                                                    6.9              8.2              23.8
  Other                                                                                      .5              2.1               1.3

  Net cash flow used for investing activities                                            (112.5)          (146.6)           (147.0)

Financing activities
  Net proceeds from issuing long-term debt                                                 74.2             72.0              99.1
  Disbursements to retire long-term debt                                                  (50.0)           (62.5)            (50.0)
  Short-term borrowings (repayments), net                                                  93.2            (47.6)            (57.6)
  Dividends paid                                                                          (66.0)           (65.2)            (66.9)
  Disbursements to reacquire stock                                                        (35.7)           (33.6)            (71.6)
  Other                                                                                     5.9              2.2                .9

  Net cash flow provided from (used for) financing activities                              21.6           (134.7)           (146.1)

Net increase (decrease) in cash and cash equivalents                                       13.7             (7.7)              4.0

Cash and cash equivalents, beginning of year                                                6.8             14.5              10.5

Cash and cash equivalents, end of year                                                  $  20.5          $   6.8           $  14.5

Supplemental information
  Income taxes paid, net of refunds                                                     $  75.3          $  52.9           $  77.7
  Interest paid, net of amounts capitalized                                                46.4             41.6              39.5

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                                 Page 24

Consolidated Balance Sheet
(Millions, except share data)
                                                                                                         December 31
                          Assets                                                                  1996                     1995

Current assets
  Cash and cash equivalents                                                                    $    20.5                $     6.8
  Short-term investments, at cost which
     approximates market                                                                            12.7                     19.6
  Receivables, less allowances of $7.7 and $5.8,
     respectively                                                                                  340.0                    261.7
  Gas in storage, at last-in, first-out cost                                                       118.2                     63.0
  Deferred gas costs                                                                                51.1                      8.7
  Other                                                                                             30.9                     30.0

                                                                                                   573.4                    389.8

Property, plant and equipment, at cost
  Gas distribution                                                                               2,957.3                  2,886.2
  Shipping                                                                                         233.9                    223.8
  Other                                                                                              1.5                       .4
                                                                                                 3,192.7                  3,110.4
  Less accumulated depreciation                                                                  1,420.8                  1,331.1

                                                                                                 1,771.9                  1,779.3

Other assets                                                                                        93.3                     90.0

                                                                                               $ 2,438.6                $ 2,259.1

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                                                    $    25.0                $    50.0
  Short-term borrowings                                                                            292.0                    198.8
  Accounts payable                                                                                 333.9                    308.4
  Gas refunds due customers                                                                          1.3                     24.2
  Other                                                                                             47.6                     44.3

                                                                                                   699.8                    625.7
Deferred credits and other liabilities
  Deferred income taxes                                                                            211.6                    210.0
  Regulatory income tax liability                                                                   83.8                     86.5
  Unamortized investment tax credits                                                                48.4                     50.8
  Other                                                                                            139.9                    120.9

                                                                                                   483.7                    468.2
Capitalization
  Long-term debt                                                                                   518.0                    468.7
  Preferred stock                                                                                    7.5                      8.9
  Common stock, par value $2.50, authorized 80,000,000 shares
     (reserved for conversion and other purposes 4,112,839 and
     4,399,110 shares, respectively), outstanding 49,491,823
     and 50,301,587 shares, respectively                                                           123.7                    125.8
  Paid-in capital                                                                                   23.8                     49.6
  Retained earnings                                                                                582.1                    512.2

                                                                                                 1,255.1                  1,165.2

                                                                                               $ 2,438.6                $ 2,259.1

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                                 Page 25

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                                  December 31
                                                                                       1996                             1995

First mortgage bonds
     Maturity                  Interest rate
       1996                        4.50 %                                      $      -                         $   50.0
       1997                        5.50                                            25.0                             25.0
       1998                        5.875                                           25.0                             25.0
       1999                        6.25                                            25.0                             25.0
       2000                        5.875                                           50.0                             50.0
       2001                        6.45                                            75.0                                -
       2019                        9.0                                             50.0                             50.0
       2021                        8.875                                           50.0                             50.0
       2022                        8.25                                            75.0                             75.0
       2023                        7.375                                           50.0                             50.0
       2024                        8.25                                            50.0                             50.0
       2025                        7.26                                            50.0                             50.0
                                                                                  525.0                            500.0
  Less:  Amount due within one year                                                25.0                             50.0
          Unamortized debt discount, net of premium                                 4.5                              3.8

                                                                                  495.5     39.5%                  446.2     38.3%

Other long-term debt
  Notes payable due 2000, 6.83%                                                    22.5      1.8                    22.5      1.9

Preferred and preference stock
  Cumulative, par value $50, authorized 1,600,000 shares
     for preferred; and cumulative, without par value,
     authorized 20,000,000 shares for preference
       Redeemable preferred stock, 4.48% and 5.00% series,
       outstanding 147,673 and 175,385 shares, respectively                         7.4                              8.8
       Other                                                                         .1                               .1
                                                                                    7.5       .6                     8.9       .8

Common equity
  Common stock                                                                    123.7                            125.8
  Paid-in capital                                                                  23.8                             49.6
  Retained earnings                                                               582.1                            512.2

                                                                                  729.6     58.1                   687.6     59.0

                                                                               $1,255.1    100.0%               $1,165.2    100.0%

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                                 Page 26

Consolidated Statement of Common Equity
(Millions, except per share data)
                                                                                               Year Ended December 31
                                                                                         1996             1995              1994
Common stock
    Balance at beginning of year                                                       $ 125.8           $ 128.9          $ 134.9
    Issued and converted                                                                    .6                .1               .1
    Reacquired and cancelled                                                              (2.7)             (3.2)            (6.1)

    Balance at end of year                                                               123.7             125.8            128.9

Paid-in capital
    Balance at beginning of year                                                          49.6              77.1            134.5
    Issued and converted                                                                   5.9               2.0               .8
    Reacquired and cancelled                                                             (31.7)            (29.5)           (58.2)

    Balance at end of year                                                                23.8              49.6             77.1

Retained earnings
    Balance at beginning of year                                                         512.2             477.4            434.5
    Net income                                                                           136.2              99.8            109.5
    Dividends on common stock ($1.32, $1.28 and
      $1.26 per share, respectively)                                                     (65.9)            (64.6)           (66.0)
    Dividends on preferred and preference stock                                            (.4)              (.4)             (.6)

    Balance at end of year                                                               582.1             512.2            477.4

Total common equity at end of year                                                     $ 729.6           $ 687.6          $ 683.4

<F1>
The accompanying notes are an integral part of this statement.




NICOR Inc.                                                           Page 27

Notes to the Consolidated Financial Statements

NICOR Inc. is a holding company with its principal business being Northern Illinois Gas, one of the nation's largest gas distribution companies. Northern Illinois Gas serves almost 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. NICOR also owns Tropical Shipping, which transports containerized freight between Florida and 26 ports in the Caribbean region.

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

Regulation. Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. At December 31, 1996, the company had a net regulatory liability of about $25 million.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. In April 1996, the gas distribution composite depreciation rate was increased to 4.1 percent from 3.7 percent. The useful life estimates of vessels range from 15 to 25 years.

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

Receivable credit risk. Each NICOR subsidiary has a diversified base of customers, typical for its industry, and prudent creditworthiness policies which limit risk.




NICOR Inc.                                                           Page 28

Notes to the Consolidated Financial Statements (continued)

REGULATORY MATTERS

Rate proceedings. On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The order, effective April 11, 1996, allows the company a rate of return on original-cost rate base of 9.67 percent, which reflects an 11.13 percent cost of common equity. The new rate structure will allow Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings are now less sensitive to the effects of weather and seasonal variations in quarterly earnings are now reduced.

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties, including Northern Illinois Gas. The company and other parties have subsequently appealed certain aspects of the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

On August 15, 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs. The filing was in response to a recent amendment to the Illinois Public Utilities Act which allows utilities to propose programs consisting of alternatives to traditional cost-of-service regulation. In January 1997, the company announced its intention to withdraw the filing after concluding that a performance-based rate program is not likely under Illinois law at this time.

FERC Order 636. In April 1992, the FERC issued Order 636 which substantially restructured the interstate sale and transportation of gas. The FERC authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order 636. The company estimates that the total transition costs from all pipeline transporters could approximate $300 million. However, the ultimate level of costs is dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors. Approximately
$220 million of such costs has been recorded, of which $213 million has been paid to the pipeline transporters, subject to refund. Since 1994, the company has been recovering these costs through the PGA in accordance with Ill.C.C. authorization. As such, Order 636 will not have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1996 and 1995, the estimated replacement cost of gas in inventory at December 31, 1996 and 1995 exceeded the last-in, first-out cost by approximately $351 million and $161 million, respectively.




NICOR Inc.                                                           Page 29

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense are presented below:
(Millions)                                      1996          1995          1994

Current
  Federal                                      $ 61.7        $ 52.7        $ 74.8
  State                                           9.4           7.1          11.2
                                                 71.1          59.8          86.0
Deferred
  Federal                                        (1.4)         (2.3)        (24.9)
  State                                             -           (.8)         (7.8)
                                                 (1.4)         (3.1)        (32.7)

Amortization of investment
  tax credits, net                               (2.4)         (2.7)         (2.4)
Foreign taxes                                      .4            .4            .2

Income tax expense                             $ 67.7        $ 54.4        $ 51.1

The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1996 and 1995 were as follows:

(Millions)                                            1996             1995

Deferred tax liabilities
  Property, plant and equipment                     $  238.4        $  237.7
  Investment in foreign subsidiaries                    36.6            37.4
  Purchased gas adjustment                              17.3               -
  Other                                                 13.4            20.8
                                                       305.7           295.9
Deferred tax assets
  Unamortized investment tax credits                    31.8            33.6
  Regulatory income tax liability                       20.6            21.0
  Other                                                 44.5            46.4
                                                        96.9           101.0

Net deferred tax liability                          $  208.8        $  194.9




NICOR Inc.                                                           Page 30

Notes to the Consolidated Financial Statements (continued)

The effective combined federal and state income tax rate was 35.9 percent,
35.3 percent and 31.8 percent in 1996, 1995 and 1994, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(Millions)                                             1996        1995       1994

Federal income taxes using
  statutory rate                                     $  66.1     $  54.0    $  56.2
State income taxes, net                                  6.2         4.7        2.5
Amortization of investment
  tax credits                                           (2.5)       (2.6)      (2.7)
Other, net                                              (2.1)       (1.7)      (4.9)

Income tax expense                                   $  67.7     $  54.4    $  51.1

DISCONTINUED OPERATIONS

In the second quarter of 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Factors contributing to the adjustment include the settlement of certain contingencies at terms more favorable than originally anticipated and revisions in management's estimate of the remaining costs related to discontinued contract drilling, oil and gas, inland barging and extractive operations. The balance of the reserve will continue to be evaluated as the remaining environmental, legal, tax and other contingencies are resolved.

POSTRETIREMENT BENEFITS

Pension benefits. Northern Illinois Gas maintains non-contributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:
(Millions)                                            1996          1995          1994

Service cost                                        $    7.7      $    6.4      $   7.0
Interest cost                                           19.8          19.3         18.5
Loss (return) on plan assets                           (61.9)        (61.5)       (17.1)
Net amortization and deferral                           26.8          27.0        (19.4)

                                                    $   (7.6)     $   (8.8)     $ (11.0)

Expected long-term rate of return
  on plan assets                                         8.5%          9.0%         8.5%



NICOR Inc.                                                           Page 31

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the pension plans at
October 1, 1996 and 1995 reconciled to amounts recorded in the financial statements at December 31, 1996 and 1995, respectively:
(Millions)                                                      1996          1995

Vested benefits                                               $  192.6      $  217.8
Nonvested benefits                                                21.4          25.7
Accumulated benefit obligation                                   214.0         243.5
Effect of assumed increase in
  compensation level                                              31.3          32.5
Projected benefit obligation                                     245.3         276.0
Plan assets at market value                                      381.9         379.4
Plan assets in excess of projected
  benefit obligation                                             136.6         103.4
Unrecognized net gain                                            (64.5)        (40.7)
Unrecognized net transition asset                                (20.1)        (23.9)
Unrecognized prior service cost                                    4.1           4.5
Other                                                              1.9           3.4

Prepaid pension cost                                          $   58.0      $   46.7

Weighted average discount rate                                     7.5%          7.5%
Rate of compensation increase                                    3.5-5           4-5

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

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Northern Illinois Gas. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic postretirement benefit cost included:
(Millions)                                                1996        1995         1994

Service cost                                            $   2.6     $   2.3      $   2.3
Interest cost                                               9.0         9.0          8.1
Loss (return) on plan assets                               (1.6)       (1.8)         (.4)
Amortization of transition obligation                       3.7         3.7          3.7
Net amortization and deferral                                .5         1.0          (.1)

                                                        $  14.2     $  14.2      $  13.6

Expected long-term rate of return
  on plan assets                                            8.5%        9.0%         8.5%



NICOR Inc.                                                           Page 32

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1996 and 1995 reconciled to amounts recorded in the financial statements at December 31, 1996 and 1995, respectively:
(Millions)                                                    1996             1995

Accumulated postretirement benefit
  obligation (APBO):
     Retirees                                              $    79.2        $    76.9
     Fully eligible active plan participants                    12.0             16.9
     Other active plan participants                             29.0             29.6
Total APBO                                                     120.2            123.4
Plan assets at market value                                     13.4             11.5
APBO in excess of plan assets                                 (106.8)          (111.9)
Unrecognized transition obligation                              59.8             63.5
Unrecognized prior service cost                                 (1.2)            (1.2)
Unrecognized net loss                                            4.1             12.8
Other                                                            (.6)            (2.1)

Accrued postretirement benefit cost                        $   (44.7)       $   (38.9)

Weighted average discount rate                                   7.5%             7.5%
Rate of compensation increase                                  3.5-5              4-5

The health care cost trend rate for pre-Medicare benefits was assumed to be 9 percent for 1997, declining to 5 percent for 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 6 percent for 1997, declining to 5 percent for 1998 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1996, by about $16 million, the aggregate of the service and interest cost components of 1996 net postretirement health care costs by $2 million, and operating expense by $1.5 million, after capitalization.

SHORT- AND LONG-TERM DEBT

The company's short-term borrowings at December 31 included:
(Millions)                                             1996        1995       1994

Balance
  Commercial paper                                   $ 292.0     $ 198.8    $ 243.9
  Bank loans                                               -           -        2.5
Weighted average interest rate
  Commercial paper                                      5.36%       5.69%      5.95%
  Bank loans                                               -           -       6.55


NICOR Inc.                                                           Page 33

Notes to the Consolidated Financial Statements (continued)

The company establishes lines of credit with major domestic and foreign banks to support outstanding commercial paper. At December 31, 1996, lines of credit totaled $303 million, of which $292 million served as backup for commercial paper borrowings. Commitment fees of up to .08 percent per annum were paid on these lines. All credit agreements have variable interest-rate options tied to short-term markets.

Bank cash balances averaged about $3.6 million during 1996, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million and $.2 million in 1995 and 1994, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, also approximates fair value.

STOCK-BASED COMPENSATION

NICOR has a plan which permits the granting of stock options, alternate stock rights and restricted stock to key executives and managerial employees, as well as an employee stock purchase plan (ESPP). The company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense has been recognized. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates consistent with Financial Accounting Standards Board Statement
No. 123, Accounting for Stock-Based Compensation, the impact on the company's net income and earnings per share would not have been material.

The company may grant options for up to 2.5 million shares and has granted options on 1.3 million shares through December 31, 1996. The stock option exercise price equals the stock's market price on the date of grant. Options are vested after one year, generally become exercisable after three years and expire after ten years.




NICOR Inc.                                                           Page 34

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:
                                                                           Weighted
                                                                            average
                                                       Number              exercise
                                                     of shares               price

Options outstanding at:
December 31, 1993                                     429,000              $ 23.19
  Granted                                             145,000                27.50
  Exercised                                           (14,000)               18.77
  Cancelled                                            (1,000)               28.94

December 31, 1994                                     559,000                24.40
  Granted                                             240,000                24.63
  Exercised                                           (40,000)               19.25
  Cancelled                                            (2,000)               24.63

December 31, 1995                                     757,000                24.74
  Granted                                             143,000                28.25
  Exercised                                          (261,000)               22.51
  Cancelled                                           (10,000)               28.18

December 31, 1996                                     629,000                26.41


Options exercisable at:
  December 31, 1994                                   195,000              $ 19.85
  December 31, 1995                                   215,000                19.90
  December 31, 1996                                   142,000                26.50

As of December 31, 1996, the 629,000 stock options outstanding have exercise prices ranging from $18.50 to $28.94 and a weighted-average remaining contractual life of eight years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield of 4.7 percent and
5.5 percent, volatility of 15.8 percent and 15 percent, risk-free interest rate of 6.2 percent and 6.6 percent, and expected period outstanding of three years for both years. The weighted-average fair value of options granted in 1996 and 1995 was $3.22 and $2.48, respectively.

During 1996, 2,000 shares of restricted stock became unrestricted. No shares of restricted stock or alternate stock rights were outstanding at December 31, 1996.

The company may sell up to 1.5 million shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees with a minimum of five months service are eligible to purchase shares at 90 percent of the stock's market price at the date of purchase. The company sold 25,000 shares and 29,000 shares to employees in 1996 and 1995, respectively, and has sold 790,000 shares through December 31, 1996. The weighted-average fair value of shares sold in 1996 and 1995 was $30.00 and $26.32, respectively.




NICOR Inc.                                                           Page 35

Notes to the Consolidated Financial Statements (continued)

CHANGE IN COMMON SHARES

Changes in common shares outstanding are summarized below:

(Thousands)                                         1996       1995       1994

Beginning of year                                  50,302     51,540     53,959
Issued and converted                                  279         75         43
Reacquired and cancelled                           (1,089)    (1,313)    (2,462)
End of year                                        49,492     50,302     51,540


NICOR repurchased 822,000 shares in 1996, 1,238,000 shares in 1995 and 2,407,000 shares in 1994, under common stock repurchase programs.

INDUSTRY SEGMENT INFORMATION

See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 10 for industry segment information regarding operating revenues, depreciation, operating income, identifiable assets and capital expenditures.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws require treatment of certain waste materials on sites owned by NICOR that may have been generated by barge-cleaning facilities previously owned and operated by certain discontinued businesses of the company. The cost of evaluation and cleanup is currently estimated to range from $5 million to $15 million. The company is evaluating whether any of these costs will be recoverable from insurance or other sources.

Until the early 1950s, certain manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information regarding preliminary reviews of the company's currently owned and formerly owned or leased properties has been presented to the Illinois Environmental Protection Agency. More detailed investigations are either currently in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Since 1994, the company has been recovering these costs from its customers in accordance with Ill.C.C. authorization.

At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.




NICOR Inc.                                                           Page 36

Notes to the Consolidated Financial Statements (concluded)

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.  Northern Illinois Gas' restructured rates, effective
April 11, 1996, result in the shifting of some revenues from cold-weather quarters to warm-weather quarters.
(Millions,                                         1996 Quarter Ended
  except per share data)
                                          Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                        $ 700.9     $ 336.5      $ 220.4     $ 592.9
Operating income                             82.1        52.0         35.3        63.7

Income from continuing
  operations                              $  45.5     $  25.4      $  15.1     $  35.1
Discontinued operations, net                    -        15.0            -           -
Net income                                $  45.5     $  40.4      $  15.1     $  35.1

Earnings per share
  Continuing operations                   $   .90     $   .50      $   .30     $   .71
  Discontinued operations                       -         .30            -           -

                                          $   .90     $   .80      $   .30     $   .71


                                                   1995 Quarter Ended
                                          Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                       $  609.8     $ 246.9      $ 157.1     $ 466.3
Operating income                             74.1        34.1         17.8        63.8
Net income                                   40.9        17.1          6.1        35.7
Earnings per share                            .80         .34          .12         .71


NICOR Inc.                                                           Page 37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Items 10. and 11.  Directors and Executive Officers of the Registrant and
                   Executive Compensation

Information on directors and executive compensation is contained on pages 2 through 6 and 14 through 18 of the Definitive Proxy Statement, dated
March 6, 1997, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on pages 7 and 8 in Part I of this document.

Item 12. and 13.  Security Ownership of Certain Beneficial Owners and
                  Management and Certain Relationships and Related
                  Transactions

Information about shares beneficially owned by directors and executive officers and certain relationships and related transactions is contained on pages 7 through 8 of the Definitive Proxy Statement, dated March 6, 1997, and is incorporated herein by reference.




NICOR Inc.                                                           Page 38

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 20 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedule:

            Schedule
             Number                                                         Page

                        Report of Independent Public Accountants             21
               II       Valuation and Qualifying Accounts                    39

            Schedules other than those listed are omitted because they are either not required or not applicable.

      3)    Exhibits Filed:

            See Exhibit Index on pages 41 through 44 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1996.

NICOR Inc.                                                                                           Page 39

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

1996

  Allowance
     for uncollectible
     accounts receivable                       $    5.8         $   12.7         $      -           $   10.8(a)       $    7.7
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                    18.2                -              2.1(c)             5.8(d)           14.5


1995

  Allowance
     for uncollectible
     accounts receivable                       $    5.2         $    8.0         $      -           $    7.4(a)       $    5.8
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                    20.6                -                -                2.4(c)           18.2


1994

  Allowance
     for uncollectible
     accounts receivable                       $    6.8         $    8.5         $      -           $   10.1(a)       $    5.2
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                    20.0                -               .6(c)           -                  20.6

<F1>
(a)  Accounts receivable written off, net of recoveries.
<F2>
(b)  Excludes the related reserve for federal and state income taxes.
<F3>
(c)  Net receipts, expenditures, operating results, gains and losses related to discontinued businesses credited or charged to reserve.
<F4>
(d)  Adjustment credited to income.



NICOR Inc.                                                           Page 40

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NICOR Inc.


Date    March 25, 1997              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                           Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

             Signature                                     Title

          THOMAS L. FISHER                      Chairman, President, Chief
          Thomas L. Fisher                    Executive Officer and Director

         DAVID L. CYRANOSKI                      Senior Vice President,
         David L. Cyranoski                   Secretary and Controller and
                                               Principal Financial Officer

      ROBERT M. BEAVERS, JR.*                            Director

      BRUCE P. BICKNER*                                  Director

      JOHN H. BIRDSALL, III*                             Director

      W. H. CLARK*                                       Director

      JOHN E. JONES*                                     Director

      DENNIS J. KELLER*                                  Director

      CHARLES S. LOCKE*                                  Director

      SIDNEY R. PETERSEN*                                Director

      DANIEL R. TOLL*                                    Director

      PATRICIA A. WIER*                                  Director




                        *By            MARIANNE T. LORENZ
                                       Marianne T. Lorenz (Attorney-in-fact)


NICOR Inc.                                                           Page 41

                                        Exhibit Index

Exhibit
 Number                           Description of Document

  3.01    *  Articles of Incorporation of the company.  (File No. 2-55451,
             Form S-14, NICOR Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

  3.02    *  Amendment to Articles of Incorporation of the company.  (Proxy
             Statement dated April 20, 1979, NICOR Inc., Item 3 thereto.)

  3.03    *  Amendment to Articles of Incorporation of the company.  (File
             No. 2-68777, Form S-16, NICOR Inc., Exhibit 2-01.)

  3.04    *  Amendment to Articles of Incorporation of the company.  (File
             No. 1-7297, Form 10-K for 1985, NICOR Inc., Exhibit 3-03.)

  3.05    *  Amendment to Articles of Incorporation of the company.  (Proxy
             Statement dated March 12, 1987, NICOR Inc., Exhibit A and Exhibit B thereto.)

  3.06    *  Amendment to Articles of Incorporation of the company.  (File
             No. 1-7297, Form 10-K for 1992, NICOR Inc., Exhibit 3-06.)

  3.07    *  Amendments to Articles of Incorporation of the company.  (Proxy
             Statement dated March 9, 1994, NICOR Inc., Exhibit A-1 and Exhibit B thereto.)

  3.08    *  By-Laws of the company as amended by the company's Board of
             Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, NICOR Inc., Exhibit 3(ii).01.)

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




NICOR Inc.                                                           Page 42

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

  4.10    *  Supplemental Indenture, dated July 15, 1992, of Northern Illinois
             Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Northern Illinois Gas Company,
             Exhibit 4-01.)

  4.11    *  Supplemental Indenture, dated February 1, 1993, of Northern
             Illinois Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1992, Northern Illinois Gas Company,
             Exhibit 4-17.)

  4.12    *  Supplemental Indenture, dated May 1, 1993, of Northern Illinois
             Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Northern Illinois Gas Company,
             Exhibit 4-02.)

  4.13    *  Supplemental Indenture, dated July 1, 1993, of Northern Illinois
             Gas Company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Northern Illinois Gas Company,
             Exhibit 4-01.)

  4.14    *  Supplemental Indenture, dated August 15, 1994, of Northern
             Illinois Gas Company to Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994, Northern Illinois Gas Company,
             Exhibit 4.01.)




NICOR Inc.                                                           Page 43

                                  Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.15    *  Supplemental Indenture, dated October 15, 1995, of Northern
             Illinois Gas Company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296,
             Form 10-Q for September 1995, Northern Illinois Gas Company,
             Exhibit 4.01.)

  4.16    *  Supplemental Indenture, dated May 10, 1996, of Northern Illinois
             Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296,
             Form 10-Q for June 1996, Northern Illinois Gas Company,
             Exhibit 4.01.)

  4.17    *  Supplemental Indenture, dated August 1, 1996, of Northern
             Illinois Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Northern Illinois Gas Company,
             Exhibit 4.02.)

             Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 10.01    *  Security Payment Plan.  (File No. 1-7297, Form 10-K for 1980,
             NICOR Inc., Exhibit 10-09.)

 10.02    *  1984 NICOR Officers' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
             Exhibit 10-10.)

 10.02(a) *  1985 NICOR Officers' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1988, NICOR Inc.,
             Exhibit 10-10(a).)

 10.03    *  1984 NICOR Directors' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1983, NICOR Inc.,
             Exhibit 10-13.)

 10.03(a) *  1985 NICOR Directors' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1984, NICOR Inc.,
             Exhibit 10-13(a).)

 10.04    *  Directors' Deferred Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1983, NICOR Inc., Exhibit 10-16.)

 10.05    *  Directors' Pension Plan.  (File No. 1-7297, Form 10-K for 1985,
             NICOR Inc., Exhibit 10-18.)

 10.06    *  Flexible Spending Account for Executives.  (File No. 1-7297,
             Form 10-K for 1986, NICOR Inc., Exhibit 10-20.)

 10.07    *  Amendment and Restatement of the NI-GAS Incentive Compensation
             Plan.  (File No. 1-7297, Form 10-K for 1986, NICOR Inc.,
             Exhibit 10-21.)




NICOR Inc.                                                           Page 44

                                  Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

 10.08    *  NICOR Inc. 1989 Long-Term Incentive Plan.  (Filed with NICOR Inc.
             Proxy Statement, dated April 20, 1989, Exhibit A.)

 10.09    *  NI-GAS Supplementary Retirement Plan.  (File No. 1-7297,
             Form 10-K for 1989, NICOR Inc., Exhibit 10-24.)

 10.10    *  NI-GAS Supplementary Savings Plan.  (File No. 1-7297, Form 10-K
             for 1989, NICOR Inc., Exhibit 10-25.)

 10.11    *  NICOR Salary Deferral Plan.  (File No. 1-7297, Form 10-K for
             1989, NICOR Inc., Exhibit 10-29.)

 10.12    *  1996 NICOR Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1995, NICOR Inc., Exhibit 10.17.)

 10.13    *  1996 NI-GAS Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1995, NICOR Inc., Exhibit 10.18.)

 10.14    *  1996 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
             for 1995, NICOR Inc., Exhibit 10.19.)

 10.15    *  NICOR Stock Deferral Plan.  (File No. 1-7297, Form 10-Q for
             September 1996, NICOR Inc., Exhibit 10.01.)

 10.16    *  NICOR 1995 Directors' Stock Plan.  (File No. 1-7297, Form 10-Q
             for September 1996, NICOR Inc., Exhibit 10.02.)

 10.17       1997 NICOR Incentive Compensation Plan.

 10.18       1997 NI-GAS Incentive Compensation Plan.

Exhibits 10.01 through 10.18 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.

 21.01       Subsidiaries.

 23.01       Consent of Independent Public Accountants.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.

 27.02       Restated Financial Data Schedule for 1994.


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