Form 10-Q
period 1997-03-31
NICOR INC
filed 1997-05-13
CIK 72020

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1997

                                or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 1997, were 48,911,320.





NICOR Inc.                                                   Page i

Table of Contents

                                                             Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                   1

           Consolidated Statement of Income -
             Three and Twelve Months Ended
             March 31, 1997 and 1996                          2

           Consolidated Statement of Cash Flows -
             Three and Twelve Months Ended
             March 31, 1997 and 1996                          3

           Consolidated Balance Sheet -
             March 31, 1997 and 1996, and
             December 31, 1996                                4

           Notes to the Consolidated Financial Statements     5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       7

Part II.   Other Information

Item 1.    Legal Proceedings                                 12

Item 6.    Exhibits and Reports on Form 8-K                  12

           Signature                                         13

           Exhibit Index                                     14




Selected terms:

Ill.C.C. - Illinois Commerce Commission.

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

TEU - Twenty-foot equivalent unit.

Degree days - The extent to which the daily average
              temperature falls below 65 degrees
              Fahrenheit.




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



NICOR Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                                       Three months ended           Twelve months ended
                                                            March 31                     March 31
                                                       1997         1996            1997          1996

Operating revenues                                   $  900.0     $  700.9        $2,049.8     $ 1,571.2

Operating expenses
  Cost of gas                                           632.9        439.4         1,236.6         851.5
  Operating and maintenance                              80.8         77.5           331.6         296.3
  Depreciation                                           52.2         49.4           128.1         116.4
  Taxes, other than income taxes                         60.9         52.5           129.2         109.1
                                                        826.8        618.8         1,825.5       1,373.3

Operating income                                         73.2         82.1           224.3         197.9

Other income (expense)
  Interest income                                          .4           .5             1.6           3.0
  Other, net                                              1.7          (.2)            3.7           2.8
                                                          2.1           .3             5.3           5.8

Income before interest on debt
  and income taxes                                       75.3         82.4           229.6         203.7

Interest on debt, net of amounts capitalized             13.2         11.7            49.3          42.0

Income before income taxes                               62.1         70.7           180.3         161.7

Income taxes                                             21.7         25.2            64.2          57.2

Income from continuing operations                        40.4         45.5           116.1         104.5

Income from discontinued operations,
  net of income taxes                                       -            -            15.0             -

Net income                                               40.4         45.5           131.1         104.5

Dividends on preferred stock                                -           .1              .4            .4

Earnings applicable to common stock                  $   40.4     $   45.4        $  130.7     $   104.1

Average shares of common stock outstanding               49.3         50.2            49.8          50.4

Earnings per average share of common stock
  Continuing operations                              $    .82     $    .90        $   2.33     $    2.06
  Discontinued operations                                   -            -             .30             -

                                                     $    .82     $    .90        $   2.63     $    2.06

Dividends declared per share
  of common stock                                    $    .35     $    .33        $   1.34     $    1.29

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                               Three months ended    Twelve months ended
                                                                    March 31               March 31
                                                                1997        1996       1997        1996
Operating activities
  Net income                                                  $  40.4     $  45.5    $ 131.1     $ 104.5
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
     Depreciation                                                52.2        49.4      128.1       116.4
     Deferred income tax expense (benefit)                       (2.9)      (10.4)       6.1        (3.9)
     Change in working capital items and other:
       Receivables, less allowances                             (52.1)      (46.3)     (84.1)      (85.1)
       Gas in storage                                           109.6        54.2         .2        (5.8)
       Deferred/accrued gas costs                               123.3       (63.7)     144.6      (112.0)
       Accounts payable                                        (136.4)        5.9     (116.8)      123.3
       Accrued taxes                                             12.8        42.1      (27.4)        7.9
       Temporary LIFO liquidation                                95.0        96.7       (1.7)       16.0
       Other                                                     13.3       (11.3)      17.6       (29.7)

  Net cash flow provided from operating activities              255.2       162.1      197.7       131.6

Investing activities
  Capital expenditures                                          (20.0)      (19.5)    (120.4)     (148.8)
  Short-term investments                                         (7.4)       (2.3)       1.8       (11.3)
  Other                                                           (.5)        (.3)        .3         1.7

  Net cash flow used for investing activities                   (27.9)      (22.1)    (118.3)     (158.4)

Financing activities
  Net proceeds from issuing long-term debt                          -           -       74.2        72.0
  Disbursements to retire long-term debt                        (25.0)      (50.0)     (25.0)     (112.5)
  Short-term borrowings (repayments), net                      (171.3)      (71.2)      (6.9)      110.6
  Dividends paid                                                (16.4)      (16.2)     (66.2)      (65.1)
  Disbursements to reacquire stock                              (14.4)       (4.4)     (45.7)      (22.2)
  Other                                                           (.2)          -        5.7         1.6

  Net cash flow used for financing activities                  (227.3)     (141.8)     (63.9)      (15.6)

Net increase (decrease) in cash and cash equivalents                -        (1.8)      15.5       (42.4)

Cash and cash equivalents, beginning of period                   20.5         6.8        5.0        47.4

Cash and cash equivalents, end of period                      $  20.5     $   5.0    $  20.5     $   5.0

Supplemental information
  Income taxes paid, net of refunds                           $   3.7     $   1.7    $  77.1     $  53.1
  Interest paid, net of amounts capitalized                      20.6        18.2       48.7        41.0

<F1>
The accompanying notes are an integral part of this statement.


NICOR Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                  March 31     December 31      March 31
                          Assets                                    1997          1996            1996

Current assets
  Cash and cash equivalents                                        $    20.5       $    20.5      $     5.0
  Short-term investments, at cost which approximates market             20.1            12.7           21.9
  Receivables, less allowances of $10.4, $7.7 and
    $8.8, respectively                                                 392.1           340.0          308.0
  Gas in storage, at last-in, first-out (LIFO) cost                      8.6           118.2            8.8
  Deferred gas costs                                                       -            51.1           72.4
  Other                                                                 18.3            30.9           28.4

                                                                       459.6           573.4          444.5
Property, plant and equipment, at cost
  Gas distribution                                                   2,972.7         2,957.3        2,901.5
  Shipping                                                             234.5           233.9          224.3
  Other                                                                  1.6             1.5             .5
                                                                     3,208.8         3,192.7        3,126.3
  Less accumulated depreciation                                      1,469.7         1,420.8        1,377.8

                                                                     1,739.1         1,771.9        1,748.5

Other assets                                                            95.0            93.3           88.3

                                                                   $ 2,293.7       $ 2,438.6      $ 2,281.3

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                        $    25.0       $    25.0      $    25.0
  Short-term borrowings                                                120.7           292.0          127.6
  Accounts payable                                                     197.5           333.9          314.3
  Temporary LIFO liquidation                                            95.0               -           96.7
  Accrued gas costs                                                     72.2               -              -
  Accrued taxes                                                         27.3            14.5           54.7
  Other                                                                 33.7            34.4           39.2

                                                                       571.4           699.8          657.5
Deferred credits and other liabilities
  Deferred income taxes                                                213.9           211.6          172.5
  Regulatory income tax liability                                       83.2            83.8           85.6
  Unamortized investment tax credits                                    47.9            48.4           50.3
  Other                                                                138.1           139.9          150.6

                                                                       483.1           483.7          459.0
Capitalization
  Long-term debt                                                       493.3           518.0          443.8
  Preferred stock
    Redeemable                                                           7.4             7.4            8.8
    Nonredeemable                                                         .1              .1             .1
  Common equity
    Common stock                                                       122.7           123.7          125.4
    Paid-in capital                                                     10.4            23.8           45.6
    Retained earnings                                                  605.3           582.1          541.1

                                                                     1,239.2         1,255.1        1,164.8

                                                                   $ 2,293.7       $ 2,438.6      $ 2,281.3

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

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. This statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. This statement is not expected to have a material impact on the company's EPS.

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. An appeal by the company and other parties, of certain issues contained in the Ill.C.C. Order, is currently pending before the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In February 1997, $25 million of 5-1/2% First Mortgage Bonds matured.

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

CONTINGENCIES (Concluded)

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

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

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





NICOR Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR Inc. 1996 Annual Report on
Form 10-K.

NICOR's first quarter 1997 net income was $40.4 million, compared with $45.5 million in the first quarter of 1996, and earnings per common share were $.82 compared with $.90 a year ago. The decrease was due primarily to lower operating results in the gas distribution segment.

Income from continuing operations for the twelve months ended March 31 rose to $116.1 million in 1997 from $104.5 million a year ago. Earnings per common share from continuing operations were $2.33 compared with $2.06 a year ago. The increase was primarily attributable to higher operating results in the gas distribution segment. In the second quarter of 1996, NICOR made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Including this adjustment, NICOR's net income for the twelve months ended March 31, 1997, was $131.1 million and earnings per common share were $2.63.

Operating income (loss) for the periods ended March 31 by business segment was (millions):

                                    Three months       Twelve months
                                   1997     1996       1997     1996

    Gas distribution              $ 68.3   $ 75.9     $208.0   $178.0
    Shipping                         5.6      6.9       20.9     24.0
    Other                            (.7)     (.7)      (4.6)    (4.1)

                                  $ 73.2   $ 82.1     $224.3   $197.9


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income decreased $7.6 million to $68.3 million for the first quarter due mainly to the impact of rate design changes resulting from last year's rate order and the impact of weather that was warmer than the prior year. The rate design changes, implemented in April 1996, shifted revenues from cold-weather months to warm-weather months. For the twelve-month period, operating income increased $30 million due primarily to the impact of the 1996 rate order.

- Shipping operating income for the three- and twelve-month periods decreased $1.3 million and $3.1 million, respectively, as higher operating costs more than offset increased operating revenues relating to an increase in volumes shipped.




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

Operating revenues increased $199.1 million to $900 million and $478.6 million to $2,049.8 million for the three- and twelve-month periods, respectively. For both periods, the increase was due primarily to higher revenues in the gas distribution segment, resulting principally from significantly higher natural gas supply costs, which are recovered from customers.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for periods ended March 31. For the three-month period, margin decreased due mainly to the impact of rate design changes resulting from last year's rate order and the impact of weather that was warmer than the prior year. For the twelve-month period, both margin and margin per Mcf delivered increased due primarily to the impact of the April 1996 rate order.

                                      Three months      Twelve months
                                      1997    1996      1997     1996
     Gas distribution margin
       (Millions)                    $159.6  $168.8    $493.3    $456.4

     Margin per Mcf delivered           .74     .74       .91       .82

Operating and maintenance expense increased $3.3 million and $35.3 million for the three- and twelve-month periods, respectively, due to higher costs in the shipping segment caused primarily by increased volume-related shore and vessel costs.

Depreciation expense increased in both periods due primarily to the change in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.

Other income increased in the three-month period due primarily to a change in interest on income tax adjustments.

Interest expense increased in both periods due primarily to higher borrowing levels.



NICOR Inc.                                                              Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $93.1 million and $66.1 million for the three- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries in the gas distribution segment. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary increases in working capital needs.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At March 31, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $303 million and the company had $120.7 million of commercial paper outstanding. At March 31, 1997, the unused lines of credit under these credit agreements were $182.3 million.

In February 1997, $25 million of 5-1/2% First Mortgage Bonds matured.

Under an existing common stock repurchase program, NICOR purchased and retired 406,500 common shares during the first quarter of 1997 at an aggregate cost of $14.1 million.

Effective with the dividend paid on May 1, 1997, NICOR's quarterly dividend on common stock was increased 6.1 percent to 35 cents per share.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. This statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. This statement is not expected to have a material impact on the company's EPS. For further information, see New Accounting Pronouncement on page 5.



NICOR Inc.                                                                                         Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can materially affect operating results. Operating revenues, deliveries, weather statistics and other data are presented below:
                                                       Three months ended              Twelvemonths ended
                                                            March 31                      March 31
                                                       1997          1996              1997        1996
Operating revenues (Millions):
  Sales
    Residential                                      $  534.5      $  417.5           $1,157.1     $ 899.6
    Commercial                                          158.9         117.4              323.5       234.5
    Industrial                                           28.5          23.1               59.8        40.6
                                                        721.9         558.0            1,540.4     1,174.7
  Transportation
    Commercial                                           18.2          20.3               53.7        51.4
    Industrial                                           13.8          17.9               49.9        61.5
                                                         32.0          38.2              103.6       112.9

  Revenue taxes and other                                66.0          56.3              133.7       108.2
                                                     $  819.9      $  652.5           $1,777.7    $1,395.8

Deliveries (Bcf):
  Sales
    Residential                                         106.7         115.0              238.7       246.6
    Commercial                                           31.1          31.9               66.2        64.2
    Industrial                                            5.0           6.7               13.3        11.9
                                                        142.8         153.6              318.2       322.7
  Transportation
    Commercial                                           28.3          33.8               68.0        72.7
    Industrial                                           43.8          42.2              155.8       159.8
                                                         72.1          76.0              223.8       232.5

                                                        214.9         229.6              542.0       555.2


Average gas cost per Mcf sold                        $   4.17      $   2.79           $   3.61     $  2.55

Weather statistics:
  Degree days                                           3,102         3,203              6,328       6,348
  Percent colder (warmer) than normal                    (1.8)          1.4                3.5         4.0


Customers at end of period (Thousands):
  Sales
    Residential                                       1,695.1       1,668.0
    Commercial                                          142.9         142.4
    Industrial                                           11.6          11.7
                                                      1,849.6       1,822.1
  Transportation
    Commercial                                           18.3          17.4
    Industrial                                            2.7           2.5
                                                         21.0          19.9

                                                      1,870.6       1,842.0



NICOR Inc.                                                                                          Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                                           Three months ended            Twelve months ended
                                                                March 31                       March 31
                                                            1997        1996               1997        1996

Operating revenues (Millions)                             $  50.4     $  44.7            $ 200.7      $168.5

Operating income (Millions)                               $   5.6     $   6.9            $  20.9      $ 24.0

TEUs shipped (Thousands)
  Southbound                                                 24.9         21.0              101.3       78.9
  Northbound                                                  3.3          3.2               14.4       14.8
  Interisland                                                 2.2          1.6                8.1        5.5

                                                             30.4         25.8              123.8       99.2


Revenue per TEU                                           $ 1,587      $ 1,642            $ 1,548     $1,616

Ports served                                                   27           23

Vessels owned                                                  14           14





NICOR Inc.                                                          Page 12

PART II - Other Information

Item 1.   Legal Proceedings

          For information concerning legal proceedings, see Rate Proceeding and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

  (a)     See Exhibit Index on page 14 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1997.




NICOR Inc.                                                          Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NICOR Inc.



Date   May 13, 1997                        By       DAVID L.CYRANOSKI
                                                    David L.Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller





NICOR Inc.                                                          Page 14

Exhibit Index

Exhibit
 Number                            Description of Document

  10.01    1997 Long-Term Incentive Program.

  10.02 * NICOR Inc. 1997 Long-Term Incentive Plan. (Filed as an appendix to the NICOR Inc. Proxy Statement, dated March 6, 1997.)

  27.01    Financial Data Schedule.




* This exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference.