Form 10-K405/A
period 1996-12-31
NICOR INC
filed 1997-06-26
CIK 72020

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



                                   NICOR Inc.


Date    June 26, 1997              By          DAVID L. CYRANOSKI
                                               David L. Cyranoski
                                             Senior Vice President,
                                            Secretary and Controller




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

      3)    Exhibits Filed:

            See Exhibit Index on pages 41 through 45 filed herewith.

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

                                 Exhibit Index (continued)

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

 23.02 Consent of Independent Public Accountants - NI-Gas Savings Investment and Thrift Plans.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.

 27.02       Restated Financial Data Schedule for 1994.




NICOR Inc.                                                          Page 45

                                 Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

 99.01       Financial Statements of the NI-Gas Savings Investment Plan for
             1996.

 99.02       Financial Statements of the NI-Gas Thrift Plan for 1996.


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