Form 10-Q
period 1997-06-30
NICOR INC
filed 1997-08-08
CIK 72020

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1997

                                   or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50 outstanding, at July 31, 1997, were 48,581,920.



NICOR Inc.                                                          Page i


Table of Contents

                                                                  Page
Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)                         1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1997 and 1996                                 2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1997 and 1996                                 3

           Consolidated Balance Sheet -
             June 30, 1997 and 1996, and
             December 31, 1996                                      4

           Notes to the Consolidated Financial Statements           5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                             7

Part II.   Other Information

Item 1.    Legal Proceedings                                       13

Item 4.    Submission of Matters to a Vote of
             Security Holders                                      13

Item 6.    Exhibits and Reports on Form 8-K                        14

           Signature                                               15

           Exhibit Index                                           16




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




NICOR Inc.                                                                                         Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                    Three months ended       Six months ended     Twelve months ended
                                         June 30                 June 30                June 30
                                     1997      1996          1997      1996         1997        1996

Operating revenues                 $  303.7  $  336.5      $1,203.7  $1,037.4     $2,017.0    $1,660.8

Operating expenses
  Cost of gas                         122.8     160.9         755.7     602.0      1,198.5       908.1
  Operating and maintenance            81.9      77.4         162.6     153.1        336.2       304.1
  Depreciation                         23.0      21.3          75.2      70.7        129.8       118.5
  Taxes, other than income taxes       23.4      24.9          84.4      77.5        127.7       114.3
                                      251.1     284.5       1,077.9     903.3      1,792.2     1,445.0

Operating income                       52.6      52.0         125.8     134.1        224.8       215.8

Other income (expense)
  Interest income                       1.2        .5           1.7        .9          2.3         1.9
  Other, net                            1.2      (1.7)          2.9      (1.8)         6.7          .9
                                        2.4      (1.2)          4.6       (.9)         9.0         2.8

Income before interest on debt
  and income taxes                     55.0      50.8         130.4     133.2        233.8       218.6

Interest on debt, net of
  amounts capitalized                  10.5      10.6          23.8      22.3         49.3        43.2

Income before income taxes             44.5      40.2         106.6     110.9        184.5       175.4

Income taxes                           15.8      14.8          37.4      40.0         65.1        62.7

Income from continuing operations      28.7      25.4          69.2      70.9        119.4       112.7

Income from discontinued
  operations, net of income taxes         -      15.0             -      15.0            -        15.0

Net income                             28.7      40.4          69.2      85.9        119.4       127.7

Dividends on preferred stock              -        .1            .2        .2           .3          .4

Earnings applicable to
  common stock                     $   28.7  $   40.3      $   69.0  $   85.7     $  119.1    $  127.3

Average shares of common
  stock outstanding                    48.8      50.1          49.1      50.2         49.4        50.3

Earnings per average share
  of common stock
   Continuing operations           $    .59  $    .50      $   1.41  $   1.41     $   2.41    $   2.23
   Discontinued operations                -       .30             -       .30            -         .30

                                   $    .59  $    .80      $   1.41  $   1.71     $   2.41    $   2.53

Dividends declared per share
  of common stock                  $    .35  $    .33      $    .70  $    .66     $   1.36    $   1.30

<F1>
The accompanying notes are an integral part of this statement.






NICOR Inc.                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Six months ended    Twelve months ended
                                                                       June 30               June 30
                                                                  1997       1996       1997       1996
Operating activities
 Net income                                                     $  69.2    $  85.9    $ 119.4    $ 127.7
 Adjustments to reconcile net income to net
   cash flow provided from operating activities:
     Depreciation                                                  75.2       70.7      129.8      118.5
     Deferred income tax expense (benefit)                         (6.3)     (13.7)       6.0        1.4
     Change in working capital items and other:
       Receivables, less allowances                               162.7       91.0       (6.6)     (71.1)
       Gas in storage                                             104.0       42.8        6.0       (8.5)
       Deferred/accrued gas costs                                  83.4      (24.5)      65.5      (53.4)
       Accounts payable                                           (83.7)     (66.0)       7.8       15.7
       Temporary LIFO liquidation                                  56.6       12.0       44.6      (18.7)
       Other                                                        2.7       13.5      (15.8)     (13.6)

 Net cash flow provided from operating activities                 463.8      211.7      356.7       98.0

Investing activities
 Capital expenditures                                             (46.8)     (50.5)    (113.9)    (145.4)
 Short-term investments                                           (12.3)       8.4      (13.8)       1.1
 Other                                                             (4.9)      (1.9)      (4.8)       (.1)

 Net cash flow used for investing activities                      (64.0)     (44.0)    (132.5)    (144.4)

Financing activities
 Net proceeds from issuing long-term debt                          49.7          -      124.0       72.0
 Disbursements to retire long-term debt                           (25.0)     (50.0)     (25.0)    (112.5)
 Short-term borrowings (repayments), net                         (292.0)     (80.6)    (118.2)     115.7
 Dividends paid                                                   (33.7)     (32.8)     (66.9)     (65.2)
 Disbursements to reacquire stock                                 (30.6)      (4.9)     (61.4)     (13.4)
 Other                                                                -         .4        5.4        1.7

 Net cash flow used for financing activities                     (331.6)    (167.9)    (142.1)      (1.7)

Net increase (decrease) in cash and cash equivalents               68.2        (.2)      82.1      (48.1)

Cash and cash equivalents, beginning of period                     20.5        6.8        6.6       54.7

Cash and cash equivalents, end of period                        $  88.7    $   6.6    $  88.7    $   6.6

Supplemental information
 Income taxes paid, net of refunds                              $  25.5    $  39.1    $  61.6    $  54.4
 Interest paid, net of amounts capitalized                         24.3       23.1       47.5       44.1

<F1>
The accompanying notes are an integral part of this statement.





NICOR Inc.                                                                                            Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                               June 30        December 31        June 30
                          Assets                                 1997             1996             1996

Current assets
  Cash and cash equivalents                                     $    88.7        $    20.5         $     6.6
  Short-term investments, at cost
    which approximates market                                        25.0             12.7              11.2
  Receivables, less allowances of $10.8,
    $7.7 and $8.8, respectively                                     177.3            340.0             170.7
  Gas in storage, at last-in, first-out (LIFO) cost                  14.2            118.2              20.2
  Deferred gas costs                                                    -             51.1              33.2
  Other                                                              20.4             30.9              29.4

                                                                    325.6            573.4             271.3

Property, plant and equipment, at cost
  Gas distribution                                                2,993.6          2,957.3           2,923.4
  Shipping                                                          236.5            233.9             233.5
  Other                                                                .6              1.5                .8
                                                                  3,230.7          3,192.7           3,157.7
  Less accumulated depreciation                                   1,489.2          1,420.8           1,397.9

                                                                  1,741.5          1,771.9           1,759.8

Other assets                                                        102.8             93.3              90.0

                                                                $ 2,169.9        $ 2,438.6         $ 2,121.1

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                     $    25.0        $    25.0         $    25.2
  Short-term borrowings                                                 -            292.0             118.2
  Accounts payable                                                  250.2            333.9             242.4
  Temporary LIFO liquidation                                         56.6                -              12.0
  Accrued gas costs                                                  32.3                -                 -
  Other                                                              39.6             48.9              53.1

                                                                    403.7            699.8             450.9

Deferred credits and other liabilities
  Deferred income taxes                                             215.2            211.6             201.7
  Regulatory income tax liability                                    82.6             83.8              85.1
  Unamortized investment tax credits                                 47.3             48.4              49.8
  Other                                                             136.2            139.9             145.2

                                                                    481.3            483.7             481.8

Capitalization
  Long-term debt                                                    543.3            518.0             443.9
  Preferred stock
    Redeemable                                                        6.2              7.4               8.6
    Nonredeemable                                                      .1               .1                .1
  Common equity
    Common stock                                                    121.6            123.7             125.3
    Paid-in capital                                                     -             23.8              45.7
    Retained earnings                                               613.7            582.1             564.8

                                                                  1,284.9          1,255.1           1,188.4

                                                                $ 2,169.9        $ 2,438.6         $ 2,121.1


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

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. In June 1997, the order was upheld by the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In June 1997, Northern Illinois Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

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

Northern Illinois Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next few quarters.






NICOR Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the NICOR 1996 Annual Report on
Form 10-K.

NICOR's second quarter 1997 income from continuing operations increased to $28.7 million from $25.4 million in the second quarter of 1996 due primarily to the impact of tax-related matters. Earnings per common share from continuing operations for the quarter were $.59 compared with $.50 a year ago. Common stock buyback programs, which reduced average shares outstanding by about 3 percent, also had a positive impact on per share results. In the second quarter of 1996, NICOR made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Including this adjustment, NICOR's second quarter 1996 net income was $40.4 million and earnings per common share were $.80.

Income from continuing operations for the six months ended June 30 decreased to $69.2 million in 1997 from $70.9 million a year ago. The decrease was due largely to lower operating results which more than offset the positive impact of tax-related matters. Earnings per common share from continuing operations were $1.41, unchanged from a year ago. Per share results benefited from the company's common stock buyback programs. Including the previously mentioned adjustment to discontinued operations, net income for the six months ended June 30, 1996, was $85.9 million and earnings per common share were $1.71.

Income from continuing operations for the twelve months ended June 30 rose to $119.4 million in 1997 from $112.7 million a year ago. Earnings per common share from continuing operations were $2.41 compared with $2.23 a year ago. The increase was primarily attributable to higher operating results in the gas distribution segment. Including the previously mentioned adjustment to discontinued operations, NICOR's net income for the twelve months ended June 30, 1996, was $127.7 million and earnings per common share were $2.53.

Operating income (loss) for the periods ended June 30 by business segment was (millions):

                        Three months      Six months     Twelve months
                        1997     1996    1997    1996    1997      1996

   Gas distribution    $ 48.0   $ 47.6  $116.4  $123.5  $208.4   $195.0
   Shipping               5.7      5.7    11.3    12.5    21.0      25.2
   Other                 (1.1)    (1.3)   (1.9)   (1.9)   (4.6)    (4.4)

                       $ 52.6   $ 52.0  $125.8  $134.1  $224.8   $215.8






NICOR Inc.                                                           Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

OVERVIEW (Concluded)

The following summarizes operating income comparisons by business segment:

- Gas distribution operating income for the six-month period decreased $7.1 million. The decrease included the impact of a rate order that was implemented April 1996 which included rate design changes and a depreciation rate increase. The rate design changes shifted revenues from cold-weather quarters to warm-weather quarters which had a positive impact on second and third quarter results, but a negative impact on the first quarter. For the twelve-month period, operating income increased $13.4 million due primarily to the impact of the 1996 rate order.

- Shipping operating income for the six- and twelve-month periods decreased $1.2 million and $4.2 million, respectively, as higher operating costs more than offset the positive impact of increased volumes shipped into new ports the company began serving last year.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 11 and 12. The following summarizes the major changes in NICOR's revenues and expenses.

Operating revenues decreased $32.8 million for the three-month period and increased $166.3 million and $356.2 million for the six- and twelve-month periods, respectively. In each period the change was due primarily to the gas distribution segment's natural gas supply costs which are recovered from customers.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended June 30. For the six-month period, margin decreased due primarily to lower deliveries and the impact of last year's rate order. Deliveries were adversely affected by such factors as weather and a reduction in transportation service to other utilities.
For the twelve-month period, both margin and margin per Mcf delivered increased due largely to the impact of the April 1996 rate order.

                         Three months Six months Twelve months 1997 1996 1997 1996 1997 1996
  Gas distribution
    margin (Millions)   $109.1   $106.8  $268.7  $275.7  $495.5  $476.1

  Margin per Mcf
    delivered             1.12     1.13     .86     .85     .91     .85




NICOR Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Concluded)

Operating and maintenance expense increased $4.5 million, $9.5 million and $32.1 million for the three-, six- and twelve-month periods, respectively, due principally to higher costs in the shipping segment caused primarily by increased volumes.

Depreciation expense increased in each period due primarily to the change in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.

Other income increased in each period due primarily to a change in interest on income tax adjustments.

Interest on debt increased in the six- and twelve-month periods due primarily to higher borrowing levels.

The effective income tax rate decreased in each period as a result of benefits related to the reduction of contingent liabilities.

FINANCIAL CONDITION

Net cash flow from operating activities increased $252.1 million and $258.7 million for the six- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries in the gas distribution segment. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of NICOR's businesses. The company generally relies on short-term financing to meet temporary increases in working capital needs.

In the second quarter of 1997, estimated 1997 capital expenditures in the shipping segment were revised to $20 million from $35 million. The revision results from the decision to delay the planned construction of two vessels.

The company has committed a total of $18 million to two investments. In one transaction, NICOR will invest $10 million in a low income housing tax credit fund. In another transaction, an $8 million investment is being made to acquire an equity interest in a cargo container leasing business.

NICOR and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $278 million. The company had no outstanding commercial paper at June 30, 1997.

In June 1997, Northern Illinois Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.






NICOR Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION (Concluded)

In June 1997, NICOR completed the $50 million common stock buyback program initiated in June 1996 and announced another $50 million common stock repurchase program. Purchases under the new program will be made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities. During the first six months of 1997, the company purchased and retired 841,600 common shares at an aggregate cost of $28.8 million.

Effective with the dividend paid on May 1, 1997, NICOR's quarterly dividend on common stock was increased 6.1 percent to 35 cents per share.

OTHER

New Accounting Pronouncement. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. This statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. This statement is not expected to have a material impact on the company's EPS. For further information, see New Accounting Pronouncement on page 5.

Sale of Properties. Northern Illinois Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next few quarters.

Rate Proceeding. In June 1997, the Third District Appellate Court of Illinois upheld Northern Illinois Gas' general rate increase granted by the Ill.C.C. on April 3, 1996. For further information, see Rate Proceeding on page 5.

Pipeline Project. In July 1997, NICOR announced agreement on a letter of intent to join Calgary-based TransCanada PipeLines Limited (TransCanada) and Minneapolis-based Northern States Power Company (NSP) as a sponsor of the Viking Voyageur Gas Transmission project, a $1 billion pipeline designed to transport natural gas from the Canadian border to the Midwest United States. By signing a letter of intent, NICOR has agreed to continue to work toward a definitive agreement with TransCanada and NSP that would make NICOR a 20 percent partner in the venture. Current plans are to begin seeking regulatory and other approvals this fall, with operations to begin by late 1999.




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
                                         Three months ended        Six months ended         Twelve months ended
                                               June 30                  June 30                   June 30
                                          1997       1996          1997        1996          1997        1996
Operating revenues (Millions):
  Sales
     Residential                        $  148.4   $  181.7      $  683.0    $  599.2      $1,123.9    $  949.5
     Commercial                             39.8       45.9         198.7       163.3         317.3       248.6
     Industrial                             11.2        7.4          39.6        30.5          63.6        43.3
                                           199.4      235.0         921.3       793.0       1,504.8     1,241.4
  Transportation
     Commercial                             11.0       10.6          29.2        31.0          54.0        53.4
     Industrial                             10.3       11.7          24.1        29.6          48.4        59.7
                                            21.3       22.3          53.3        60.6         102.4       113.1

  Revenue taxes and other                   23.3       27.4          89.3        83.6         129.7       117.1

                                        $  244.0   $  284.7      $1,063.9    $  937.2      $1,736.9    $1,471.6

Deliveries (Bcf):
  Sales
     Residential                            35.0       35.8         141.7       150.8         238.0       249.2
     Commercial                             10.1        9.2          41.2        41.1          67.1        65.1
     Industrial                              4.1        1.6           9.1         8.3          15.7        12.2
                                            49.2       46.6         192.0       200.2         320.8       326.5
  Transportation
     Commercial                             10.1       11.3          38.4        45.2          66.7        74.8
     Industrial                             37.9       36.7          81.7        78.8         157.0       161.2
                                            48.0       48.0         120.1       124.0         223.7       236.0

                                            97.2       94.6         312.1       324.2         544.5       562.5


Average gas cost per Mcf sold           $   2.30   $   3.29      $   3.69    $   2.91      $   3.46    $   2.68

Weather statistics:
  Degree days                                893         801        3,995       4,004         6,420       6,423
  Percent colder than normal                29.8       16.4           3.8         4.1           5.0         5.2

Customers at end of period (Thousands):
  Sales
     Residential                         1,690.9    1,668.3
     Commercial                            141.0      140.5
     Industrial                             11.4       11.5
                                         1,843.3    1,820.3

  Transportation
     Commercial                             18.6       17.8
     Industrial                              2.8        2.6
                                            21.4       20.4

                                         1,864.7    1,840.7




NICOR Inc.                                                                                               Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                         Three months ended        Six months ended        Twelve months ended
                                               June 30                  June 30                  June 30
                                          1997         1996        1997         1996        1997        1996

Operating revenues (Millions)           $   50.9     $   46.3    $  101.3     $   91.0    $  205.3    $  177.6

Operating income (Millions)             $    5.7     $    5.7    $   11.3     $   12.5    $   21.0    $   25.2

TEUs shipped (Thousands)
  Southbound                                26.1         23.9        51.0         44.9       103.5        85.6
  Northbound                                 3.9          3.6         7.2          6.8        14.7        14.7
  Interisland                                3.6          1.5         5.8          3.2        10.1         6.1

                                            33.6         29.0        64.0         54.9       128.3       106.4


Revenue per TEU                         $  1,460     $  1,514    $  1,520     $  1,574    $  1,532    $  1,591

Ports served                                  27           28

Vessels owned                                 14           14






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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held on April 17, 1997, for the purpose of electing the Board of Directors and approving the NICOR Inc. 1997 Long-Term Incentive Plan.
         Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, February 17, 1997. There were no "broker nonvotes."

         All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                              Shares           Shares
                                               Voted            Voted
                     NOMINEE                    FOR            WITHHELD

             Robert M. Beavers, Jr.         43,431,354          402,334
             Bruce P. Bickner               35,518,699        7,595,249
             John H. Birdsall, III          43,433,405          403,415
             W.H. Clark                     43,341,670          460,597
             Thomas L. Fisher               43,459,517          376,720
             John E. Jones                  43,406,435          421,630
             Dennis J. Keller               43,465,838          380,983
             Charles S. Locke               43,397,846          427,192
             Sidney R. Petersen             43,382,026          437,071
             Daniel R. Toll                 43,322,659          484,711
             Patricia A. Wier               43,429,041          411,645

         The proposal to approve the NICOR Inc. 1997 Long-Term Incentive Plan was approved by the following vote:

                 Shares              Shares             Shares
                  Voted              Voted               Voted
                   FOR               AGAINST          ABSTAINING

               39,315,868           2,928,307           799,844






NICOR Inc.                                                           Page 14

PART II - Other Information (Concluded)

Item 6.  Exhibits and Reports on Form 8-K

  (a)   See Exhibit Index on page 16 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1997.






NICOR Inc.                                                           Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NICOR Inc.



Date  August 8, 1997                    By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                                Senior Vice President,
                                               Secretary and Controller






NICOR Inc.                                                           Page 16

Exhibit Index

 Exhibit
 Number                          Description of Document

   4.01 * Supplemental Indenture, dated June 1, 1997, of Northern Illinois Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296,
           Form 10-Q for June 1997, Northern Illinois Gas Company,
           Exhibit 4.01.)

  27.01    Financial Data Schedule.


* This exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. The file number and exhibit number are stated in parentheses in the description of such exhibit.