Form 10-Q
period 1997-09-30
NICOR INC
filed 1997-11-13
CIK 72020

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended September 30, 1997

                                     or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at October 31, 1997, were 48,348,450.




Nicor Inc.                                                          Page i


Table of Contents

                                                               Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)                         1

        Consolidated Statement of Income -
           Three, Nine and Twelve Months Ended
           September 30, 1997 and 1996                           2

        Consolidated Statement of Cash Flows -
           Nine and Twelve Months Ended
           September 30, 1997 and 1996                           3

        Consolidated Balance Sheet -
           September 30, 1997 and 1996, and
           December 31, 1996                                     4

        Notes to the Consolidated Financial Statements           5

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                            7

Part II.Other Information

Item 1. Legal Proceedings                                       13

Item 2. Changes in Securities and Use of Proceeds               13

Item 6. Exhibits and Reports on Form 8-K                        13

        Signature                                               14

        Exhibit Index                                           15




Selected terms:

Ill.C.C. - Illinois Commerce Commission.

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

TEU - Twenty-foot equivalent unit.

Degree days - The extent to which the daily average
              temperature falls below 65 degrees
              Fahrenheit.




Nicor Inc.                                                            Page 1


As part of Nicor's plans to bring all of its energy-related businesses together under one name, Northern Illinois Gas Company will be doing business as Nicor Gas. Although Northern Illinois Gas will continue to function as a legal entity, products and services are now marketed under a single common brand identity "Nicor." Northern Illinois Gas is hereinafter referred to as Nicor Gas.


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



Nicor Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                       Three months ended       Nine months ended      Twelve months ended
                                          September 30             September 30            September 30
                                        1997       1996          1997       1996         1997        1996

Operating revenues                    $  209.2   $  220.4      $1,412.9   $1,257.8     $2,005.8    $1,724.1

Operating expenses
 Cost of gas                              58.2       75.8         813.9      677.8      1,180.8       937.6
 Operating and maintenance                82.7       80.4         245.4      233.5        338.6       316.5
 Depreciation                             16.9       16.5          92.1       87.2        130.3       120.4
 Taxes, other than income taxes           12.8       12.4          97.0       89.9        127.9       116.3
                                         170.6      185.1       1,248.4    1,088.4      1,777.6     1,490.8

Operating income                          38.6       35.3         164.5      169.4        228.2       233.3

Other income (expense)
 Interest income                            .8         .3           2.5        1.2          2.8         1.7
 Other, net                                2.0        (.1)          4.7       (1.8)         8.6          .4
                                           2.8         .2           7.2        (.6)        11.4         2.1

Income before interest on debt
 and income taxes                         41.4       35.5         171.7      168.8        239.6       235.4

Interest on debt, net of
 amounts capitalized                      11.5       11.9          35.2       34.2         48.8        45.7

Income before income taxes                29.9       23.6         136.5      134.6        190.8       189.7

Income taxes                              10.4        8.5          47.9       48.6         67.0        67.9

Income from continuing operations         19.5       15.1          88.6       86.0        123.8       121.8

Income from discontinued
 operations, net of income taxes             -          -             -       15.0            -        15.0

Net income                                19.5       15.1          88.6      101.0        123.8       136.8

Dividends on preferred stock                .1         .1            .2         .3           .4          .5

Earnings applicable to common stock   $   19.4   $   15.0      $   88.4   $  100.7     $  123.4    $  136.3

Average shares of common
 stock outstanding                        48.5       50.0          48.9       50.1         49.1        50.2

Earnings per average share
 of common stock
   Continuing operations              $    .40   $    .30      $   1.81   $   1.71     $   2.52    $   2.42
   Discontinued operations                   -          -             -        .30            -         .30

                                      $    .40   $    .30      $   1.81   $   2.01     $   2.52    $   2.72

Dividends declared per share
 of common stock                      $    .35   $    .33      $   1.05   $    .99     $   1.37    $   1.31


<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Nine months ended     Twelve months ended
                                                                    September 30           September 30
                                                                  1997        1996       1997        1996
Operating activities

 Net income                                                     $  88.6     $ 101.0    $ 123.8     $ 136.8
 Adjustments to reconcile net income to net
   cash flow provided from operating activities:
     Depreciation                                                  92.1        87.2      130.3       120.4
     Deferred income tax expense (benefit)                        (11.6)      (16.6)       3.6        (9.0)
     Change in working capital items and other:
       Receivables, less allowances                               185.5       119.6      (12.4)      (47.7)
       Gas in storage                                             (27.0)      (72.0)     (10.2)      (76.1)
       Deferred/accrued gas costs                                  61.7       (33.7)      53.0       (25.2)
       Accounts payable                                           (70.5)      (73.2)      27.5       (22.5)
       Other                                                      (12.9)       (2.8)     (14.6)        (.1)

 Net cash flow provided from operating activities                 305.9       109.5      301.0        76.6

Investing activities
 Capital expenditures                                             (73.7)      (78.3)    (115.3)     (128.1)
 Short-term investments                                               -        12.3       (5.4)        7.5
 Other                                                             (6.8)       (2.8)      (3.5)       (1.1)

 Net cash flow used for investing activities                      (80.5)      (68.8)    (124.2)     (121.7)

Financing activities
 Net proceeds from issuing long-term debt                          49.7        74.3       49.7       123.8
 Disbursements to retire long-term debt                           (25.0)      (50.0)     (25.0)      (50.0)
 Short-term borrowings (repayments), net                         (169.3)        3.3      (79.4)       58.9
 Dividends paid                                                   (50.8)      (49.5)     (67.3)      (65.7)
 Disbursements to reacquire stock                                 (40.6)      (21.1)     (55.2)      (22.8)
 Other                                                              1.1         4.7        2.2         6.2

 Net cash flow provided from (used for) financing
   activities                                                    (234.9)      (38.3)    (175.0)       50.4

Net increase (decrease) in cash and cash equivalents               (9.5)        2.4        1.8         5.3

Cash and cash equivalents, beginning of period                     20.5         6.8        9.2         3.9

Cash and cash equivalents, end of period                        $  11.0     $   9.2    $  11.0     $   9.2

Supplemental information
 Income taxes paid, net of refunds                              $  43.4     $  55.8    $  62.9     $  64.6
 Interest paid, net of amounts capitalized                         41.0        39.7       47.7        43.3


<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                            September 30     December 31     September 30
                          Assets                                1997             1996            1996

Current assets
 Cash and cash equivalents                                    $    11.0       $    20.5        $     9.2
 Short-term investments, at cost which
   approximates market                                             12.7            12.7              7.3
 Receivables, less allowances of $8.8,
   $7.7 and $6.8, respectively                                    154.5           340.0            142.1
 Gas in storage, at last-in, first-out cost                       145.2           118.2            135.0
 Deferred gas costs                                                   -            51.1             42.4
 Other                                                             25.5            30.9             28.4

                                                                  348.9           573.4            364.4
Property, plant and equipment, at cost
 Gas distribution                                               3,014.0         2,957.3          2,946.3
 Shipping                                                         238.6           233.9            234.2
 Other                                                               .6             1.5              1.0
                                                                3,253.2         3,192.7          3,181.5
 Less accumulated depreciation                                  1,502.0         1,420.8          1,410.8

                                                                1,751.2         1,771.9          1,770.7

Other assets                                                      116.9            93.3             92.2

                                                              $ 2,217.0       $ 2,438.6        $ 2,227.3

               Liabilities and Capitalization

Current liabilities
 Long-term obligations due within one year                    $    25.4       $    25.0        $    25.2
 Short-term borrowings                                            122.7           292.0            202.1
 Accounts payable                                                 263.4           333.9            235.9
 Other                                                             41.6            48.9             31.3

                                                                  453.1           699.8            494.5
Deferred credits and other liabilities
 Deferred income taxes                                            214.2           211.6            192.0
 Regulatory income tax liability                                   82.1            83.8             84.5
 Unamortized investment tax credits                                46.8            48.4             49.2
 Other                                                            135.3           139.9            157.5

                                                                  478.4           483.7            483.2

Capitalization
 Long-term debt                                                   550.1           518.0            518.4
 Preferred stock
   Redeemable                                                       6.3             7.4              8.6
   Nonredeemable                                                     .1              .1               .1
 Common equity
   Common stock                                                   121.1           123.7            124.5
   Paid-in capital                                                    -            23.8             34.6
   Retained earnings                                              607.9           582.1            563.4

                                                                1,285.5         1,255.1          1,249.6

                                                              $ 2,217.0       $ 2,438.6        $ 2,227.3


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

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Nicor Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Nicor Gas to recover a larger proportion of its fixed costs during warmer months. In June 1997, the order was upheld by the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027. The net proceeds from the sale of the bonds will be used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

SHAREHOLDER RIGHTS PLAN

On September 9, 1997, the company's board of directors adopted a shareholder rights plan. Under the plan, shareholders of record on September 30, 1997, were assigned one right for each share of Nicor common stock held. The rights will be exercisable only if a person acquires, or announces a tender offer that would result in, ownership of 10 percent or more of Nicor's common stock. If a person acquires beneficial ownership of 10 percent or more of Nicor's common stock, all holders of rights other than the acquiring person will be entitled to purchase common stock of Nicor at a 50 percent discount to the market price. Nicor may redeem the rights at $.01 per right at any time before someone becomes a 10 percent beneficial owner. The rights expire on September 30, 2007.




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

Until the early 1950s, certain manufactured gas facilities were operated in the Nicor Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these properties, Nicor Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information regarding preliminary reviews of the company's currently owned and formerly owned or leased properties has been presented to the Illinois Environmental Protection Agency. More detailed investigations are either currently in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Since 1994, the company has been recovering these costs from its customers in accordance with Ill.C.C. authorization.

At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Nicor Gas.

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

Nicor Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next two quarters.




Nicor Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 1996 Annual Report on
Form 10-K.

Nicor's third quarter 1997 income from continuing operations increased to $19.5 million from $15.1 million in the third quarter of 1996. Earnings per common share from continuing operations for the quarter were 40 cents compared with 30 cents a year ago. The increase was due primarily to improved operating results and the positive impact of tax-related matters.

Income from continuing operations for the nine- and twelve-month periods ended September 30, 1997, rose $2.6 million to $88.6 million and $2 million to $123.8 million, respectively, from the corresponding 1996 periods. The increase in each period was primarily attributable to the positive impact of tax-related matters which more than offset lower operating results.
Earnings per common share from continuing operations were $1.81 and $2.52 compared with $1.71 and $2.42, respectively. Per share results also benefited from the company's common stock buyback programs.

Operating income (loss) for the periods ended September 30 by business segment was (millions):

                     Three months      Nine months    Twelve months
                     1997     1996    1997    1996    1997     1996

Gas distribution    $ 35.0   $ 31.9  $151.4  $155.3  $211.6   $212.5
Shipping               5.2      4.5    16.5    17.0    21.7     25.1
Other                 (1.6)    (1.1)   (3.4)   (2.9)   (5.1)    (4.3)

                    $ 38.6   $ 35.3  $164.5  $169.4  $228.2   $233.3


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income for the three-month period increased $3.1 million due to higher deliveries of natural gas. For the nine-month period, operating income decreased $3.9 million. The decrease included the impact of a rate order that was implemented in April 1996 which included rate design changes and a depreciation rate increase. The rate design changes had a positive impact on 1996 results but a negative impact on first quarter 1997 results when compared to the prior year. Operating income for the twelve-month period decreased $.9 million due to higher depreciation.

-    Shipping operating income for the three-month period increased
     $.7 million due to an increase in volumes shipped. For the nine- and twelve-month periods, operating income decreased $.5 million and $3.4 million, respectively, as higher operating costs more than offset the positive impact of an increase in volumes shipped. All periods were impacted by lower revenue per unit related in part to changes in cargo mix.




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

Operating revenues decreased $11.2 million for the three-month period and increased $155.1 million and $281.7 million for the nine- and twelve-month periods, respectively. In each period the change was due primarily to variances in the gas distribution segment's natural gas supply costs, which are recovered from customers.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended September 30. For the three-month period, margin increased due largely to higher deliveries of natural gas.

                          Three months Nine months Twelve months 1997 1996 1997 1996 1997 1996
Gas distribution
  margin (Millions)      $ 88.1  $ 84.1  $356.7  $359.8  $499.5  $495.9

Margin per Mcf
  delivered                1.35    1.35     .95     .93     .91     .89


Operating and maintenance expense increased $11.9 million and $22.1 million for the nine- and twelve-month periods, respectively, due principally to higher costs in the shipping segment caused primarily by increased volumes.

Depreciation expense increased in each period due primarily to the change in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.

Other income increased in each period due primarily to a change in interest on income tax adjustments.

Interest on debt increased in the twelve-month period due to increased borrowing levels and higher interest rates.




Nicor Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $196.4 million and $224.4 million for the nine- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries in the gas distribution segment. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of Nicor's businesses. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Estimated 1997 capital expenditures in the shipping segment have been revised to $15 million primarily as a result of a decision to delay the construction of two vessels.

The company has committed a total of $18 million to two new investments. In one transaction, Nicor will invest $10 million in a low income housing tax credit fund. In another transaction, an $8 million investment was made to acquire an equity interest in a cargo container leasing business.

Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million, and the company had $122.7 million of commercial paper outstanding. At September 30, 1997, the unused lines of credit under these credit agreements were $157.3 million.

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027. The net proceeds from the sale of the bonds will be used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

In June 1997, Nicor completed the $50 million common stock buyback program initiated in June 1996 and announced another $50 million common stock repurchase program. Purchases under the new program will be made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities. During the first nine months of 1997, the company purchased and retired 1,062,100 common shares at an aggregate cost of $36.9 million.

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

Sale of Properties. Nicor Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next two quarters.

Rate Proceeding. In June 1997, the Third District Appellate Court of Illinois upheld Nicor Gas' general rate increase granted by the Ill.C.C. on April 3, 1996. For further information, see Rate Proceeding on page 5.

Pipeline Project. In July 1997, Nicor announced it has entered into negotiations with Calgary-based TransCanada PipeLines Limited and Minneapolis-based Northern States Power Company to become a 20 percent partner in the Viking Voyager Gas Transmission project, a proposed
$1.2 billion pipeline designed to transport natural gas from the Canadian border to the Midwest United States. Current plans are to begin seeking regulatory and other approvals this fall, with operations to begin by late 1999.

Customer Select Pilot Program. On October 8, 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year pilot program called Customer Select that will give more customers the opportunity to choose their natural gas supplier. Currently over 10 percent of the company's commercial and industrial customers purchase natural gas from other suppliers, and in the Customer Select pilot program, the remaining 150,000 commercial and industrial customers will be eligible to choose their suppliers. In the first year, as many as 20,000 of those customers will be able to enroll in the program. In the year 2000, up to 10,000 residential customers will be eligible to sign up.

Shareholder Rights Plan. On September 9, 1997, the company's board of directors adopted a shareholder rights plan. For further information, see Shareholder Rights Plan on page 5.


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
                                          Three months ended    Nine months ended     Twelve months ended
                                             September 30          September 30           September 30
                                           1997      1996        1997       1996        1997       1996
Operating revenues (Millions):
 Sales
   Residential                           $   93.4  $  104.7    $  776.3   $  703.9    $1,112.6   $  982.2
   Commercial                                21.1      23.9       219.8      187.2       314.5      256.9
   Industrial                                 5.0       3.4        44.7       33.9        65.2       45.1
                                            119.5     132.0     1,040.8      925.0     1,492.3    1,284.2
 Transportation
   Commercial                                 9.3       7.8        38.6       38.7        55.6       55.0
   Industrial                                10.8      10.7        34.9       40.4        48.5       57.6
                                             20.1      18.5        73.5       79.1       104.1      112.6

  Revenue taxes and other                    11.5      10.5       100.8       94.2       130.6      118.4

                                         $  151.1  $  161.0    $1,215.1   $1,098.3    $1,727.0   $1,515.2

Deliveries (Bcf):
  Sales
   Residential                               15.7      15.5       157.5      166.3       238.2      249.3
   Commercial                                 3.6       3.7        44.8       44.8        67.0       65.2
   Industrial                                 1.5        .6        10.6        8.9        16.6       12.4
                                             20.8      19.8       212.9      220.0       321.8      326.9
  Transportation
   Commercial                                 6.3       6.3        44.6       51.4        66.7       74.6
   Industrial                                37.9      36.1       119.6      114.9       158.9      158.7
                                             44.2      42.4       164.2      166.3       225.6      233.3

                                             65.0      62.2       377.1      386.3       547.4      560.2

Average gas cost per Mcf sold            $   2.45  $   3.27    $   3.57   $   2.94    $   3.40   $   2.75

Weather statistics:
  Degree days                                  51         84      4,046      4,088       6,387      6,414
  Percent colder (warmer) than normal       (42.0)     (4.6)        2.8        3.9         4.4        5.1

Customers at end of period (Thousands):
 Sales
   Residential                            1,690.2   1,670.3
   Commercial                               140.0     139.1
   Industrial                                11.1      11.4
                                          1,841.3   1,820.8
 Transportation
   Commercial                                18.7      17.9
   Industrial                                 2.9       2.7
                                             21.6      20.6

                                          1,862.9   1,841.4




Nicor Inc.                                                                                           Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                             Three months ended    Nine months ended     Twelve months ended
                                                September 30          September 30           September 30
                                              1997       1996       1997       1996        1997       1996

Operating revenues (Millions)               $   51.7   $   50.4   $  153.0   $  141.4    $  206.6   $  189.5

Operating income (Millions)                 $    5.2   $    4.5   $   16.5   $   17.0    $   21.7   $   25.1

TEUs shipped (Thousands)
  Southbound                                    27.1       25.6       78.1       70.5       105.0       92.5
  Northbound                                     3.7        4.0       10.9       10.8        14.4       14.8
  Interisland                                    3.9        2.0        9.7        5.2        12.0        7.3

                                                34.7       31.6       98.7       86.5       131.4      114.6

Revenue per TEU                             $  1,440   $  1,517   $  1,491   $  1,553    $  1,511   $  1,575

Ports served                                      27         28

Vessels owned                                     14         14






Nicor Inc.                                                           Page 13

PART II - Other Information

Item 1.Legal Proceedings

      For information concerning legal proceedings, see Rate Proceeding and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

      On September 9, 1997, the company's board of directors adopted a shareholder rights plan. For further information, see Shareholder Rights Plan on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a) See Exhibit Index on page 15 filed herewith.

  (b) On September 11, 1997, the company filed a report on Form 8-K for the purpose of reporting a shareholder rights plan adopted by the company's board of directors on September 9, 1997. A copy of the Rights Agreement, form of letter to shareholders and press release were filed as exhibits to the Form 8-K.




Nicor Inc.                                                           Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Nicor Inc.



Date   November 13, 1997                  By        DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller





Nicor Inc.                                                           Page 15

Exhibit Index

 Exhibit
 Number                          Description of Document

   4.01 * Supplemental Indenture, dated October 15, 1997, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for
           September 1997, Nicor Gas, Exhibit 4.01.)

  27.01    Financial Data Schedule.





* This exhibit has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. The file number and exhibit number are stated in parentheses in the description of such exhibit.