Form 10-K405
period 1997-12-31
NICOR INC
filed 1998-03-26
CIK 72020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K



(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997
                                      or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

Commission file number 1-7297


                               NICOR INC.
         (Exact name of registrant as specified in its charter)

                Illinois                                        36-2855175
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


                   1844 Ferry Road
                Naperville, Illinois                            60563-9600
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (630) 305-9500

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                             which registered
Common Stock, par value $2.50 per share,              New York Stock Exchange
including Preference Stock purchase rights            Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1998, 48,096,993 common shares were outstanding, and the aggregate market value of voting securities held by non-affiliates of the registrant was approximately $2.0 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1998 Annual Meeting Definitive Proxy Statement, dated March 6, 1998, are incorporated by reference into Part III.




Nicor Inc.                                                           Page i

Table of Contents

Item No.                                                                  Page
             Part I
    1.       Business................................................       1

    2.       Properties..............................................       6

    3.       Legal Proceedings.......................................       6

    4.       Submission of Matters to a Vote of Security Holders.....       6

             Executive Officers of the Registrant....................       7

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters...................................       8

    6.       Selected Financial Data.................................       9

    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................      10

   7A.       Quantitative and Qualitative Disclosures About
               Market Risk...........................................      20

    8.       Financial Statements and Supplementary Data.............      21

    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................      37

             Part III
   10.       Directors and Executive Officers of the Registrant......      37

   11.       Executive Compensation..................................      37

   12.       Security Ownership of Certain Beneficial Owners
               and Management........................................      37

   13.       Certain Relationships and Related Transactions..........      37

             Part IV
   14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...........................................      38

             Signatures..............................................      40

             Exhibit Index...........................................      41

Selected Terms:

FERC - Federal Energy Regulatory Commission.
Ill.C.C. - Illinois Commerce Commission.
Mcf, Bcf - Thousand cubic feet, billion cubic feet.
TEU - Twenty-foot equivalent unit.
Degree days - The extent to which the daily average temperature falls below
              65 degrees Fahrenheit.




Nicor Inc.                                                           Page 1


As part of Nicor Inc.'s plan to bring all of its energy-related businesses together under one name, Northern Illinois Gas began doing business as Nicor Gas in October 1997. Although Northern Illinois Gas continues to function as a legal entity, products and services are now marketed under a single common brand identity "Nicor." Northern Illinois Gas is hereinafter referred to as Nicor Gas.


PART I

Item 1.   Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiary is Nicor Gas, one of the nation's largest natural gas distribution companies. Nicor also owns Tropical Shipping, a transporter of containerized freight in the Caribbean. In addition, Nicor has developed a number of new ventures that build on the company's strengths and talents in gas distribution. Nicor had approximately 3,300 employees at year-end 1997.

Nicor provides financial information on both of its business segments in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 20.

GAS DISTRIBUTION

General

Nicor Gas delivers natural gas to about 1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 22,000 commercial and industrial customers who purchase their own gas supplies. The company has approximately 2,200 employees. The company's service territory encompasses most of the northern third of Illinois, excluding the city of Chicago. Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire in five years or less.

Nicor Gas' service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1997, residential customers accounted for over 40 percent of natural gas deliveries, while commercial and industrial customers accounted for approximately 25 percent and 35 percent, respectively. In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Operating Statistics on page 13 for operating revenues, deliveries and customers by customer classification.




Nicor Inc.                                                           Page 2

Item 1.   Business (continued)

Gas deliveries are seasonal since approximately 50 percent are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.

Customer Services

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Transportation customers have options that include use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has developed several nontraditional activities that are intended to maximize the value of the company's assets, expertise and customer base. These activities include: providing intrastate transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; providing natural gas storage services to customers; selling space for direct-mail inserts in customer bills; and providing water meter reading services to municipalities.

Sources of Gas Supply

Nicor Gas purchases gas supplies on a deregulated basis directly from producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the FERC.

Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Gas supply. Nicor Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. Contracts for about 70 percent of the volumes will expire in 1998, 25 percent in 1999 and the remainder by 2001.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for 56 percent, 46 percent and 22 percent of the company's total gas purchased in 1997, 1996 and 1995, respectively.

Customers served under the company's transportation service tariffs purchase their own gas supplies. Approximately 40 percent of the gas that the company delivered in 1997 was purchased by transportation customers directly from producers and marketers rather than from the company.




Nicor Inc.                                                           Page 3

Item 1.   Business (continued)

Pipeline transportation and storage. Nicor Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. These contracts expire in the year 2000.

The company's peak day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply arrangements. The firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Nicor Gas purchases about
40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and reduces costs.

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

Over the last decade, federal and state regulatory changes in the energy industry have had a significant impact on the way utility companies operate. This trend continued in 1997 as Illinois adopted legislation that will direct the process of deregulating the state's electric utility industry. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 16 through 18.

Regulation

Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors.




Nicor Inc.                                                           Page 4

Item 1.   Business (continued)

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer with no markup.

In 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year test program called Customer SelectSM that will give more customers the opportunity to choose their natural gas supplier. Additional information on the test program is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 18.

In April 1996, the Ill.C.C. granted Nicor Gas a 2.8 percent, $33.7 million general rate increase. For further information relating to that item, see Rate Order on page 29.

Properties

The gas distribution, transmission and storage system includes approximately 29,000 miles of steel, plastic and cast iron main; approximately 26,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region which is characterized by modest market growth and intensifying price and service competition. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use by hotels, resorts and cruise ships. Northbound shipments of agricultural products and apparel assembled offshore and interisland shipments make up the balance of Tropical Shipping's cargo. The company also provides additional related services including inland transportation and cargo insurance.




Nicor Inc.                                                           Page 5

Item 1.   Business (concluded)

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

Additional information about factors affecting Tropical Shipping's business is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 18 and 19.

OTHER NICOR VENTURES

Nicor is continually looking for opportunities to provide products and services that will meet customers' energy needs. Additional information is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 19.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on page 35.




Nicor Inc.                                                           Page 6

Item 2.   Properties

Information with respect to this item concerning Nicor and its subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Rate Order on page 29 and Contingencies on page 35 in Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.




Nicor Inc.                                                           Page 7

Executive Officers of the Registrant

         Name               Age             Current Position and Background

Thomas L. Fisher             53     Chairman, Nicor and Nicor Gas (since 1996),
                                    Chief Executive Officer, Nicor (since 1995) and Nicor Gas (since 1988), President, Nicor
                                    (since 1994) and Nicor Gas (since 1988) and
                                    Chief Operating Officer, Nicor (1994).

Philip S. Cali               50     Senior Vice President Operations, Nicor Gas
                                    (since 1995), Vice President Engineering,
                                    Codes and Environmental Affairs, Nicor Gas
                                    (1994-1995), Vice President New Business
                                    Development, Costain Holdings Inc. (company engaged in natural resource development)
                                    (1987-1994).

David L. Cyranoski           54     Senior Vice President, Nicor and Nicor Gas
                                    (since 1995), Secretary, Nicor (since 1992) and Nicor Gas (since 1993), Controller,
                                    Nicor (since 1992) and Nicor Gas (since
                                    1984) and Vice President, Nicor (1992-
                                    1995) and Nicor Gas (1984-1995).

Kathleen L. Halloran         45     Senior Vice President Information Services,
                                    Rates and Human Resources, Nicor Gas (since
                                    1996), Vice President Information Services,
                                    Rates and Human Resources, Nicor Gas (1995-
                                    1996), Vice President Information Services and Rates, Nicor Gas (1994-1995), Vice
                                    President Information Services and General
                                    Accounting, Nicor Gas (1992-1994).

Thomas A. Nardi              43     Senior Vice President Nonutility Operations
                                    and Business Development, Nicor (since
                                    1995), and Senior Vice President Business
                                    Development, Nicor Gas (since 1995), Vice
                                    President Business Development, Nicor (1994-
                                    1995), Vice President Supply and Business
                                    Development, Nicor Gas (1994-1995), Vice
                                    President Rates and Supply, Nicor Gas (1993-
                                    1994).

Donald W. Lohrentz           61     Treasurer, Nicor (since 1990) and Nicor Gas
                                    (since 1996, 1990-1993) and Vice President,
                                    Nicor Gas (since 1985).




Nicor Inc.                                                           Page 8

Executive Officers of the Registrant (concluded)

         Name               Age             Current Position and Background

Edwin M. Werneke             59     Vice President Supply Ventures, Nicor (since
                                    1995) and Nicor Gas (since 1996), Vice
                                    President Supply Administration, Nicor Gas
                                    (1995) and Assistant Vice President, Nicor
                                    Gas (1980-1995).

Executive officers of the company are elected annually by the Board of Directors.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges.
At February 28, 1998, there were approximately 36,000 common stockholders of record. On March 10, 1998, the Board of Directors declared a quarterly common stock dividend of 37 cents per share, payable May 1, 1998, to stockholders of record March 31, 1998. This payment represents an annual rate of $1.48 per share.

The common stock price range and dividends declared per common share by quarter for 1997 and 1996, are as follows:

                                    Stock price               Dividends
                Quarter          High           Low            declared
               1997
                 First         $37            $31-7/8           $ .35
                 Second         36-3/4         30                 .35
                 Third          38-3/8         35                 .35
                 Fourth         42-15/16       36-1/16            .35

               1996
                 First         $29-3/8        $25-7/8           $ .33
                 Second         29             25-3/8             .33
                 Third          34-3/4         27-5/8             .33
                 Fourth         37-1/8         33-1/2             .33



Nicor Inc.                                                                             Page 9

Item 6.  Selected Financial Data
                                                                  Year Ended December 31
(Millions, except per share data)                    1997         1996         1995         1994         1993

Operating revenues                                 $1,992.6     $1,850.7     $1,480.1     $1,609.4     $1,673.9

Operating income                                   $  229.8     $  233.1     $  189.8     $  189.5     $  198.1

Net income
  Continuing operations                            $  127.9     $  121.2     $   99.8     $  109.5     $  109.4
  Discontinued operations                                 -         15.0            -            -          2.3

                                                   $  127.9     $  136.2     $   99.8     $  109.5     $  111.7

Basic earnings per average share
  of common stock
     Continuing operations                         $   2.62     $   2.42     $   1.96     $   2.07     $   1.97
     Discontinued operations                              -          .30            -            -          .04

                                                   $   2.62     $   2.72     $   1.96     $   2.07     $   2.01


Diluted earnings per average share
  of common stock
     Continuing operations                         $   2.61     $   2.41     $   1.96     $   2.07     $   1.96
     Discontinued operations                              -          .30            -            -          .04

                                                   $   2.61     $   2.71     $   1.96     $   2.07     $   2.00


Dividends declared per share of common
  stock                                            $   1.40     $   1.32     $   1.28     $   1.26     $   1.22

Property, plant and equipment
  Gross                                            $3,267.7     $3,192.7     $3,110.4     $2,951.5     $2,884.1
  Net                                               1,735.8      1,771.9      1,779.3      1,717.0      1,656.2

Total assets                                       $2,394.6     $2,438.6     $2,259.1     $2,209.9     $2,222.1

Capitalization
  Long-term debt                                   $  550.2     $  518.0     $  468.7     $  458.9     $  458.9
  Redeemable preferred and preference
     stock                                              6.3          7.4          8.8          9.3         16.6
  Nonredeemable preferred stock                          .1           .1           .1           .1           .1
  Common equity                                       744.0        729.6        687.6        683.4        703.9

                                                   $1,300.6     $1,255.1     $1,165.2     $1,151.7     $1,179.5




Nicor Inc.                                                           Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor's operating results and financial condition from 1995 to 1997. This review also discusses business trends and uncertainties that might affect Nicor. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain terms used herein are defined in the Table of Contents.

SUMMARY

Nicor's two major business segments are gas distribution and shipping. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets.

Nicor's 1997 income from continuing operations of $127.9 million increased 6 percent from 1996 due to nonoperating factors and improved operating results in the shipping segment. In 1996, Nicor's income from continuing operations of $121.2 million increased 21 percent from 1995 as a result of improved operating results in the gas distribution segment.

Diluted earnings per common share from continuing operations rose 8 percent in 1997 to $2.61 and 23 percent in 1996 to $2.41. Per share growth benefited from the company's common stock buyback programs.

Gas distribution operating income decreased to $210.1 million in 1997 from $215.6 million in 1996. Factors contributing to the decrease included lower deliveries due, in part, to the impact of weather that was 3 percent warmer than the prior year and the carryover impact of rate design changes and a depreciation rate increase implemented as part of an April 1996 general rate increase. The rate design changes had a positive impact on 1996 results but a negative impact on first quarter 1997 results. For further information on the general rate increase, see Rate Order on page 29. A significant positive contribution to 1997 operating income resulted from a 4 percent reduction in operating and maintenance expenses. In 1996, gas distribution operating income increased $44.9 million to $215.6 million due to the impact of the rate order and an increase in deliveries of natural gas, partially offset by higher depreciation. Higher deliveries were attributable to the positive impact of weather that was 5 percent colder than in 1995, demand growth among existing customers and customer additions.

Shipping operating income rose $3.1 million in 1997 to a record $25.3 million due to a 16 percent increase in volumes shipped and improved utilization of vessels and equipment. In 1996, shipping operating income was $22.2 million, down $1.2 million from 1995. Revenues increased to $195 million in 1996 compared with $163.6 million in 1995 on a 23 percent increase in volumes shipped, but the increase was more than offset by higher costs primarily associated with business expansion and the fourth quarter exit from Central American liner operations.

In 1997, the company's Board of Directors adopted a shareholder rights plan. For further information, see Common Stock on page 34.




Nicor Inc.                                                           Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Millions)                             1997             1996            1995

Operating revenues
  Gas distribution                  $ 1,730.5        $ 1,610.2       $ 1,312.7
  Shipping                              213.1            195.0           163.6
  Corporate and other                    49.0             45.5             3.8

                                    $ 1,992.6        $ 1,850.7       $ 1,480.1

Depreciation
  Gas distribution                  $   116.6        $   111.8       $    98.8
  Shipping                               14.2             13.4            12.9
  Corporate and other                      .4               .1              .1

                                    $   131.2        $   125.3       $   111.8

Operating income (loss)
  Gas distribution                  $   210.1        $   215.6       $   170.7
  Shipping                               25.3             22.2            23.4
  Corporate and other                    (5.6)            (4.7)           (4.3)

                                    $   229.8        $   233.1       $   189.8

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Nicor's operating revenues in 1997 increased 8 percent from the prior year to $1,992.6 million. Gas distribution revenues of $1,730.5 million were up 7 percent because of higher natural gas supply costs which are recovered from customers. Shipping revenues rose 9 percent to $213.1 million as a result of additional volumes shipped. In 1996, Nicor's operating revenues increased 25 percent to $1,850.7 million. Gas distribution revenues of $1,610.2 million were up 23 percent due to the recovery from customers of higher gas costs, an increase in deliveries and the impact of the rate order. Higher deliveries were attributable to the positive impact of colder weather, demand growth among existing customers and customer additions. Shipping revenues rose 19 percent to $195 million due to additional volumes shipped.

Margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, declined $6.5 million to $496 million in 1997 due to warmer weather and the negative first quarter impact of the 1996 rate order. In 1996, margin rose $60.2 million to $502.5 million due primarily to the positive effect of the rate order and higher deliveries. Margin per Mcf delivered in 1996 rose primarily as a result of the rate order.




Nicor Inc.                                                           Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance. In 1997, operating and maintenance expenses increased $13.6 million to $340.3 million due primarily to higher costs in the shipping segment caused principally by increased volumes, which more than offset lower costs in the gas distribution segment. Operating and maintenance costs in the gas distribution segment decreased 4 percent due, in part, to lower payroll and retirement benefits costs, which more than offset a higher provision for uncollectible accounts. Favorable pension fund investment returns contributed to the reduction in retirement benefits costs. In 1996, operating and maintenance expenses were $326.7 million, up $39.4 million from the prior year. The increase was due principally to higher costs in the shipping segment caused primarily by volume-related shore and vessel costs.

Depreciation. Depreciation rose 5 percent in 1997 to $131.2 million and 12 percent in 1996 to $125.3 million due to the change in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 28.

Nonoperating items. Other income increased $12.6 million in 1997 to $16.2 million due primarily to a change in interest on income tax matters and gains from property sales. In 1996, other income decreased $2.6 million to $3.6 million primarily as a result of a change in interest on income tax matters and the impact of lower investment levels on interest income, which were partially offset by gains from property sales. Interest expense rose
$6 million in 1996 due primarily to higher borrowing levels.

In 1997, Nicor Gas entered into agreements to sell certain nonutility properties at a gain of about $11 million. Approximately one-half of the gain was recognized in 1997. The remaining gain is expected to be recorded upon sale closings in the first half of 1998. The company is assessing its nonstrategic real estate holdings, and there may be potential to maximize the value of these holdings through additional property sales or development over the next several years.

Discontinued operations. In 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. For further information on this adjustment, see Discontinued Operations on page 30.




Nicor Inc.                                                           Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Operating Statistics
                                              1997              1996              1995

Gas distribution revenues (Millions)
  Sales
    Residential                            $ 1,126.0         $ 1,040.2         $   849.8
    Commercial                                 314.8             281.9             217.8
    Industrial                                  56.8              54.4              35.9
                                             1,497.6           1,376.5           1,103.5
    Transportation
    Commercial                                  55.3              55.7              50.3
    Industrial                                  48.4              54.0              62.5
                                               103.7             109.7             112.8
  Revenue taxes and other                      129.2             124.0              96.4

                                           $ 1,730.5         $ 1,610.2         $ 1,312.7

Deliveries (Bcf)
  Sales
    Residential                                233.2             247.0             231.4
    Commercial                                  65.2              67.0              59.3
    Industrial                                  12.9              15.0              10.5
                                               311.3             329.0             301.2
  Transportation
    Commercial                                  66.0              73.5              64.0
    Industrial                                 168.0             154.1             165.6
                                               234.0             227.6             229.6

                                               545.3             556.6             530.8

Year-end customers (Thousands)
  Sales
    Residential                              1,710.0           1,688.5           1,660.6
    Commercial                                 143.0             142.1             141.7
    Industrial                                  11.1              11.6              11.6
                                             1,864.1           1,842.2           1,813.9
  Transportation
    Commercial                                  18.7              18.1              17.1
    Industrial                                   3.0               2.7               2.5
                                                21.7              20.8              19.6

                                             1,885.8           1,863.0           1,833.5




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

Operating. Net cash flow from operating activities more than doubled in 1997 to $211.1 million due primarily to the timing of gas cost recoveries in the gas distribution segment. In 1996, net cash flow from operating activities decreased 62 percent to $104.6 million. The decrease from 1995 was due to the impact of increased gas in storage, the timing of the recovery of gas costs from customers, a 1995 gas pipeline refund and a return to normal levels of customer advance payments in the gas distribution segment. These factors were partially offset by a favorable $35 million income tax settlement in 1996.

The working capital component of net cash flow from operating activities can swing sharply due primarily to certain gas distribution factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. Nicor's capital expenditures, which are mainly in the gas distribution segment, were $113 million in 1997 compared with $119.9 million in 1996 and $156.9 million in 1995. Capital expenditures were higher in 1995 because of costs relating to a major transmission and storage system improvement project. Reduced 1997 and 1996 capital expenditures also reflect continuing cost management efforts.

                                                                   Actual
(Millions)                                             1997          1996          1995

Capital Expenditures
  Gas distribution                                   $  101.8      $  107.7      $  152.2
  Shipping                                               10.9          11.2           4.5
  Corporate and other                                      .3           1.0            .2

                                                     $  113.0      $  119.9      $  156.9

Identifiable assets at December 31
  Gas distribution                                   $2,182.5      $2,236.8      $2,080.3
  Shipping                                              169.8         167.6         164.3
  Corporate and other                                    42.3          34.2          14.5

                                                     $2,394.6      $2,438.6      $2,259.1




Nicor Inc.                                                           Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital spending in 1998 is projected to be about $165 million, with $135 million for gas distribution and $30 million for shipping. Gas distribution capital expenditures include amounts to commence replacement of the customer information and billing system that is scheduled to be in operation in the year 2000. In the shipping segment, 1998 capital expenditures are expected to increase mainly as a result of the replacement of existing leased equipment.

In 1997, Nicor committed $11 million to low income housing tax credit funds and invested $8 million to acquire an equity interest in a cargo container leasing business.

Financing. Nicor's long-term debt outstanding was $550.2 million, $518 million and $468.7 million at December 31, 1997, 1996 and 1995, respectively. Long-term debt as a percent of capitalization was
42.3 percent, 41.3 percent and 40.2 percent at year-end 1997, 1996 and 1995, respectively.

Long-term debt. In December 1997, Nicor Gas filed a $175 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission. The net proceeds from any securities issued are expected to be used for the refinancing of certain debt.

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027, which represented the remaining $50 million of a 1994 shelf registration statement. The net proceeds from the sale of the bonds were used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas issued $50 million of 6-3/4% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and for general corporate purposes.

In August 1996, Nicor Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.

In October 1995, Nicor Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds of the sale replenished corporate funds used for the maturity of $50 million of 5-1/2% unsecured notes due in July 1995.

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




Nicor Inc.                                                           Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short-term debt. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At
December 31, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million. The company had $278.9 million and $292 million of commercial paper outstanding at year-end 1997 and 1996, respectively.

Common stock. Through common stock repurchase programs, Nicor has purchased and retired 1.3 million, .8 million and 1.2 million shares in 1997, 1996 and 1995, respectively, at a cost of $45 million, $26 million and $31 million. These repurchases were financed in large part by cash flow from operations. At December 31, 1997, approximately $33 million remained authorized for the repurchase of common stock under an existing program.

Nicor increased its quarterly common stock dividend rate during 1997 for the tenth consecutive year. The company paid dividends of $67.5 million, $65.6 million and $64.8 million in 1997, 1996 and 1995, respectively.

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

Gas distribution. As part of Nicor's plan to bring all of its energy-related businesses together under one name, Northern Illinois Gas began doing business as Nicor Gas in October 1997.

Nicor Gas serves about 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1997, residential customers accounted for over 40 percent of natural gas deliveries, while commercial and industrial customers accounted for approximately 25 percent and 35 percent, respectively.

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.




Nicor Inc.                                                           Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

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

Gas Distribution Operating Statistics
                                                       1997         1996         1995

Year-end customers (Thousands)                        1,885.8      1,863.0      1,833.5
Margin (Millions)                                    $  496.0     $  502.5     $  442.3
Deliveries (Bcf)                                        545.3        556.6        530.8
Margin per Mcf delivered                             $    .91     $    .90     $    .83
Average gas cost per Mcf sold                        $   3.54     $   2.99     $   2.52
Degree days (Normal 6,116)                              6,254        6,429        6,111

Nicor Gas' growth in deliveries has typically come from a combination of customer additions and increased usage among existing customers. The company anticipates continued steady growth in its customer base and will continue to promote the use of natural gas for diversified uses such as cogeneration and large-tonnage gas air conditioning. In addition, the company expects that an abundant supply of natural gas at competitive prices will encourage additional gas-fired electric power generation.

While working to achieve growth in its traditional gas distribution operations, Nicor Gas has also been pursuing several nontraditional activities. These nontraditional activities include: providing intrastate transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; providing natural gas storage services to customers; selling space for direct-mail inserts in customer bills; and providing water meter reading services to municipalities.

Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.




Nicor Inc.                                                           Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the last decade, federal and state regulatory changes in the energy industry have had a significant impact on the way utility companies operate. This trend continued in 1997 as Illinois adopted legislation that will direct the process of deregulating the state's electric utility industry. The new legislation calls for rate cuts in 1998 and again in 2002 for most electric utility customers. Customer choice and competition will be phased in over several years, beginning with commercial and industrial customers in 1999, then adding residential customers in 2002. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future. Ongoing efforts to maintain this pricing advantage include: continuing to reduce fixed gas supply and pipeline transportation costs; reducing operating and maintenance expenses while increasing customer satisfaction; and reducing capital spending from historic levels while maintaining system integrity.

In 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year test program called Customer SelectSM that will give more customers the opportunity to choose their natural gas supplier. Currently over 10 percent of the company's commercial and industrial customers purchase natural gas from other suppliers. In the Customer Select test program, the remaining 150,000 commercial and industrial customers will be eligible to choose their suppliers. In the first year, as many as 20,000 of those customers will be allowed to enroll in the program. In the year 2000, up to 10,000 residential customers will also be allowed to enroll.

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region which is characterized by modest market growth and intensifying competition. The company has a reputation for providing quality, on-time service and has established dominant market shares in many of the ports it serves. Markets served include the Bahamas, the Cayman Islands, the Dominican Republic, the Virgin Islands and the Eastern Caribbean.

Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use by hotels, resorts and cruise ships. Northbound shipments of agricultural products and apparel assembled offshore and interisland shipments make up the balance of Tropical Shipping's cargo.

Looking ahead, Tropical Shipping has opportunities to achieve growth through competitive pricing, additional service offerings, geographic expansion and joint-service alliances.




Nicor Inc.                                                           Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Operating Statistics
                                                    1997        1996        1995

TEUs shipped (Thousands)
  Southbound                                         110.0        97.4        76.2
  Northbound                                          14.5        14.3        15.7
  Interisland                                         14.0         7.5         5.0

                                                     138.5       119.2        96.9

Ports served                                            26          26          23
Vessels owned                                           14          14          14

Other Nicor Ventures. Nicor is continually looking for opportunities to provide products and services that will meet customers' energy needs. Developments in 1997 included the following:

Nicor Energy. Since 1992, Nicor has been providing energy management services to commercial and industrial customers, initially through Nicor Gas, then through a wholly owned subsidiary. In June 1997, Nicor's subsidiary became the basis for a new joint venture between Nicor and Houston-based NGC Corporation. This new venture, called Nicor Energy, has expanded by participating in Nicor Gas' Customer Select program, as well as participating in similar programs in Chicago and northern Indiana. As natural gas markets elsewhere in the Midwest open to competition, Nicor Energy expects to expand its geographic reach and to add electricity and other retail energy services.

Viking Voyageur Pipeline. In December 1997, Nicor signed an agreement with TransCanada PipeLines and Northern States Power making Nicor a 20 percent partner in the Viking Voyageur Gas Transmission project, a proposed
$1.2 billion pipeline designed to transport natural gas from the Canadian border to the Midwest United States. The project is currently awaiting regulatory and other approvals.

Activities of other Nicor ventures include:

- acting as a general contractor for cogeneration and other energy-development projects;

- providing product development and commercialization, field testing and evaluation of materials, and consulting services;

- offering maintenance and repair contracts for space heating, water heating and air conditioning equipment; and

-  administering and operating a natural gas hub.




Nicor Inc.                                                           Page 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Year 2000. Nicor has identified systems which may be affected by the "Year 2000" issue and has developed a plan that encompasses replacement or modification of existing applications and communication with major suppliers, customers and other parties. Nicor does not expect the "Year 2000" issue to have a material impact on its financial position or results of operations.

Contingencies. The company is conducting environmental investigations and remedial activities at former barge-cleaning facilities and gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on page 35.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.




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





Nicor Inc.                                                           Page 22

Report of Independent Public Accountants



To the Shareholders and Board of Directors of Nicor Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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





                                        ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1998



Nicor Inc.                                                                                              Page 23

Consolidated Statement of Income
(Millions, except per share data)
                                                                                              Year Ended December 31
                                                                                        1997             1996               1995
Operating revenues                                                                   $ 1,992.6        $ 1,850.7          $ 1,480.1

Operating expenses
  Cost of gas                                                                          1,164.2          1,044.7              787.2
  Operating and maintenance                                                              340.3            326.7              287.3
  Depreciation                                                                           131.2            125.3              111.8
  Taxes, other than income taxes                                                         127.1            120.9              104.0
                                                                                       1,762.8          1,617.6            1,290.3

Operating income                                                                         229.8            233.1              189.8

Other income (expense)
  Interest income                                                                          2.9              1.6                3.1
  Other, net                                                                              13.3              2.0                3.1
                                                                                          16.2              3.6                6.2

Income before interest on debt and income taxes                                          246.0            236.7              196.0

Interest on debt, net of amounts capitalized                                              49.1             47.8               41.8

Income before income taxes                                                               196.9            188.9              154.2

Income taxes                                                                              69.0             67.7               54.4

Income from continuing operations                                                        127.9            121.2               99.8

Income from discontinued operations,
  net of income taxes                                                                        -             15.0                  -

Net income                                                                               127.9            136.2               99.8

Dividends on preferred stock                                                                .4               .4                 .4

Earnings applicable to common stock                                                  $   127.5        $   135.8          $    99.4


Basic earnings per average share of common stock
  Continuing operations                                                              $    2.62        $    2.42          $    1.96
  Discontinued operations                                                                    -              .30                  -

                                                                                     $    2.62        $    2.72          $    1.96

  Average shares of common stock outstanding                                              48.8             50.0               50.7

Diluted earnings per average share of common stock
  Continuing operations                                                              $    2.61        $    2.41          $    1.96
  Discontinued operations                                                                    -              .30                  -

                                                                                     $    2.61        $    2.71          $    1.96

  Average dilutive shares of common stock                                                 48.9             50.1               50.7

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                              Page 24

Consolidated Statement of Cash Flows
(Millions)
                                                                                                Year Ended December 31
                                                                                           1997             1996              1995

Operating activities
  Net income                                                                             $ 127.9          $ 136.2           $  99.8
  Adjustments to reconcile net income to net cash
     flow provided from operating activities:
        Depreciation                                                                       131.2            125.3             111.8
        Deferred income tax expense (benefit)                                              (14.3)            (1.4)             (3.1)
        Change in working capital items and other:
          Receivables, less allowances                                                     (14.6)           (78.3)            (43.0)
          Gas in storage                                                                     3.8            (55.2)              7.0
          Deferred/accrued gas costs                                                        76.2            (42.4)             25.9
          Accounts payable                                                                 (92.0)            25.5              50.0
          Gas refunds due customers                                                          1.0            (22.9)             21.9
          Other                                                                             (8.1)            17.8               3.3

  Net cash flow provided from operating activities                                         211.1            104.6             273.6

Investing activities
  Capital expenditures                                                                    (113.0)          (119.9)           (156.9)
  Short-term investments                                                                    (7.5)             6.9               8.2
  Other                                                                                      1.5               .5               2.1

  Net cash flow used for investing activities                                             (119.0)          (112.5)           (146.6)

Financing activities
  Net proceeds from issuing long-term debt                                                  99.1             74.2              72.0
  Disbursements to retire long-term debt                                                   (77.6)           (50.0)            (62.5)
  Short-term borrowings (repayments), net                                                  (13.1)            93.2             (47.6)
  Dividends paid                                                                           (67.8)           (66.0)            (65.2)
  Disbursements to reacquire stock                                                         (49.4)           (35.7)            (33.6)
  Other                                                                                      1.4              5.9               2.2

  Net cash flow provided from (used for) financing activities                             (107.4)            21.6            (134.7)

Net increase (decrease) in cash and cash equivalents                                       (15.3)            13.7              (7.7)

Cash and cash equivalents, beginning of year                                                20.5              6.8              14.5

Cash and cash equivalents, end of year                                                   $   5.2          $  20.5           $   6.8

Supplemental information
  Income taxes paid, net of refunds                                                      $  66.6          $  75.3           $  52.9
  Interest paid, net of amounts capitalized                                                 50.5             46.4              41.6

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                              Page 25

Consolidated Balance Sheet
(Millions)
                                                                                                              December 31
                          Assets                                                                         1997                1996

Current assets
  Cash and cash equivalents                                                                           $     5.2           $    20.5
  Short-term investments, at cost which
     approximates market                                                                                   20.2                12.7
  Receivables, less allowances of $8.6 and $7.7,
     respectively                                                                                         354.6               340.0
  Gas in storage, at last-in, first-out cost                                                              127.8               118.2
  Deferred gas costs                                                                                          -                51.1
  Other                                                                                                    27.0                30.9

                                                                                                          534.8               573.4

Property, plant and equipment, at cost
  Gas distribution                                                                                      3,026.8             2,957.3
  Shipping                                                                                                240.4               233.9
  Other                                                                                                      .5                 1.5
                                                                                                        3,267.7             3,192.7
  Less accumulated depreciation                                                                         1,531.9             1,420.8

                                                                                                        1,735.8             1,771.9

Other assets                                                                                              124.0                93.3

                                                                                                      $ 2,394.6           $ 2,438.6

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                                                           $    25.4           $    25.0
  Short-term borrowings                                                                                   278.9               292.0
  Accounts payable                                                                                        241.9               333.9
  Other                                                                                                    75.4                48.9

                                                                                                          621.6               699.8

Deferred credits and other liabilities
  Deferred income taxes                                                                                   214.9               211.6
  Regulatory income tax liability                                                                          81.7                83.8
  Unamortized investment tax credits                                                                       46.2                48.4
  Other                                                                                                   129.6               139.9

                                                                                                          472.4               483.7

Capitalization
  Long-term debt                                                                                          550.2               518.0
  Preferred stock                                                                                           6.4                 7.5
  Common equity                                                                                           744.0               729.6

                                                                                                        1,300.6             1,255.1

                                                                                                      $ 2,394.6           $ 2,438.6

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                              Page 26

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                                December 31
                                                                                     1997                              1996

First mortgage bonds
     Maturity                  Interest rate
       1997                        5.50 %                                    $      -                          $   25.0
       1998                        5.875                                         25.0                              25.0
       1999                        6.25                                          25.0                              25.0
       2000                        5.875                                         50.0                              50.0
       2001                        6.45                                          75.0                              75.0
       2002                        6.75                                          50.0                                 -
       2019                        9.0                                              -                              50.0
       2021                        8.875                                         50.0                              50.0
       2022                        8.25                                          75.0                              75.0
       2023                        7.375                                         50.0                              50.0
       2024                        8.25                                          50.0                              50.0
       2025                        7.26                                          50.0                              50.0
       2027                        7.375                                         50.0                                 -
                                                                                550.0                             525.0
  Less: Amount due within one year                                               25.0                              25.0
        Unamortized debt discount, net of premium                                 4.1                               4.5

                                                                                520.9        40.1%                495.5       39.5%

Other long-term debt
  Notes payable due 2000, 6.83%                                                  22.5                              22.5
  Notes payable due in installments through 2006, 7.012%                          7.2                                 -
                                                                                 29.7                              22.5
  Less: Amount due within one year                                                 .4                                 -

                                                                                 29.3         2.2                  22.5          1.8

Preferred and preference stock
  Cumulative, $50 par value, 1,600,000 preferred shares
     authorized; and cumulative, without par value,
     20,000,000 preference shares authorized
       Redeemable preferred stock, 4.48% and 5.00% series,
         125,623 and 147,673 shares outstanding, respectively                     6.3                               7.4
       Other                                                                       .1                                .1

                                                                                  6.4          .5                   7.5           .6

Common equity
  Common stock, $2.50 par value, 80,000,000 shares authorized
     (5,033,974 and 4,112,839 reserved for conversion and other purposes and 48,216,656 and 49,491,823 shares
     outstanding, respectively)                                                 120.5                             123.7
  Paid-in capital                                                                   -                              23.8
  Retained earnings                                                             623.5                             582.1

                                                                                744.0        57.2                 729.6       58.1

                                                                             $1,300.6       100.0%             $1,255.1      100.0%

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                              Page 27

Consolidated Statement of Common Equity
(Millions, except per share data)
                                                                                       Year Ended December 31
                                                                                 1997             1996             1995

Common stock
  Balance at beginning of year                                                 $ 123.7          $ 125.8          $ 128.9
  Issued and converted                                                              .2               .6               .1
  Reacquired and cancelled                                                        (3.4)            (2.7)            (3.2)

  Balance at end of year                                                         120.5            123.7            125.8

Paid-in capital
  Balance at beginning of year                                                    23.8             49.6             77.1
  Issued and converted                                                             2.9              5.9              2.0
  Reacquired and cancelled stock                                                 (26.7)           (31.7)           (29.5)

  Balance at end of year                                                             -             23.8             49.6

Retained earnings
  Balance at beginning of year                                                   582.1            512.2            477.4
  Net income                                                                     127.9            136.2             99.8
  Dividends on common stock ($1.40, $1.32 and
     $1.28 per share, respectively)                                              (68.0)           (65.9)           (64.6)
  Dividends on preferred stock                                                     (.4)             (.4)             (.4)
  Reacquired and cancelled stock                                                 (18.1)               -                -

  Balance at end of year                                                         623.5            582.1            512.2

Total common equity at end of year                                             $ 744.0          $ 729.6          $ 687.6

<F1>
The accompanying notes are an integral part of this statement.




Nicor Inc.                                                           Page 28

Notes to the Consolidated Financial Statements

Nicor Inc. is a holding company with its principal business being Nicor Gas, one of the nation's largest natural gas distributors. Nicor Gas serves about 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. Nicor also owns Tropical Shipping, which transports containerized freight between Florida and 26 ports in the Caribbean region. In addition, Nicor owns several energy-related subsidiaries and is a partner in Nicor Energy, a provider of unregulated energy products and services.

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

Regulation. Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois.
The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities of about $100 million and $25 million at December 31, 1997 and 1996, respectively.

Operating revenues and gas costs. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. In April 1996, the gas distribution composite depreciation rate was increased to 4.1 percent from 3.7 percent. The estimated useful lives of vessels range from 15 to 25 years.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Although the federal investment tax credit has been eliminated, Nicor Gas continues to amortize prior deferred amounts to income over the lives of the applicable properties.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. Each Nicor subsidiary has a diversified customer base and prudent credit policies which mitigate risk.




Nicor Inc.                                                           Page 29

Notes to the Consolidated Financial Statements (continued)

RATE ORDER

Effective April 1996, the Ill.C.C. granted Nicor Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure allows Nicor Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings are now less sensitive to the effects of weather, and seasonal variations in quarterly earnings are now reduced. In June 1997, the order was upheld by the Third District Appellate Court of Illinois and is now final.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1997 and 1996, the estimated replacement cost of gas in inventory at December 31, 1997 and 1996, exceeded the last-in, first-out cost by $194.6 million and $351.5 million, respectively.

INCOME TAXES

The components of income tax expense are presented below:
(Millions)                                      1997          1996          1995
Current
  Federal                                      $ 71.3        $ 61.7        $ 52.7
  State                                          14.1           9.4           7.1
                                                 85.4          71.1          59.8
Deferred
  Federal                                        (8.4)         (1.4)         (2.3)
  State                                          (5.9)            -           (.8)
                                                (14.3)         (1.4)         (3.1)
Amortization of investment
  tax credits, net                               (2.2)         (2.4)         (2.7)
Foreign taxes                                      .1            .4            .4

Income tax expense                             $ 69.0        $ 67.7        $ 54.4

The temporary differences which gave rise to the net deferred tax liability at December 31, 1997 and 1996, were as follows:

(Millions)                                            1997             1996
Deferred tax liabilities
  Property, plant and equipment                     $  233.9        $  238.4
  Investment in foreign subsidiaries                    38.7            36.6
  Purchased gas adjustment                                .1            17.3
  Other                                                 17.1            13.4
                                                       289.8           305.7
Deferred tax assets
  Unamortized investment tax credits                    30.4            31.8
  Regulatory income tax liability                       20.4            20.6
  Other                                                 38.4            44.5
                                                        89.2            96.9

Net deferred tax liability                          $  200.6        $  208.8




Nicor Inc.                                                           Page 30

Notes to the Consolidated Financial Statements (continued)

The effective combined federal and state income tax rate was 35.1 percent,
35.9 percent and 35.3 percent in 1997, 1996 and 1995, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(Millions)                                             1997        1996       1995

Federal income taxes using
  statutory rate                                     $  68.9     $  66.1    $  54.0
State income taxes, net                                  5.6         6.2        4.7
Other, net                                              (5.5)       (4.6)      (4.3)

Income tax expense                                   $  69.0     $  67.7    $  54.4

DISCONTINUED OPERATIONS

In 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Factors contributing to the adjustment include the settlement of certain contingencies at terms more favorable than originally anticipated and revisions in management's estimate of the remaining costs related to discontinued contract drilling, oil and gas, inland barging and extractive operations. The balance of the reserve will continue to be evaluated as remaining environmental, legal, tax and other contingencies are resolved.

POSTRETIREMENT BENEFITS

Pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:
(Millions)                                            1997          1996          1995

Service cost                                        $    6.5      $    7.7      $   6.4
Interest cost                                           17.6          19.8         19.3
Loss (return) on plan assets                           (83.5)        (61.9)       (61.5)
Net amortization and deferral                           46.9          26.8         27.0

                                                    $  (12.5)     $   (7.6)     $  (8.8)

Expected long-term rate of return
  on plan assets                                         8.5%          8.5%         9.0%




Nicor Inc.                                                           Page 31

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the pension plans at October 1, 1997 and 1996, reconciled to amounts recorded in the financial statements at December 31, 1997 and 1996, respectively:

(Millions)                                                      1997          1996

Vested benefits                                               $  172.6      $  192.6
Nonvested benefits                                                22.6          21.4
Accumulated benefit obligation                                   195.2         214.0
Effect of assumed increase in
  compensation level                                              28.7          31.3
Projected benefit obligation                                     223.9         245.3
Plan assets at market value                                      422.6         381.9
Plan assets in excess of projected
  benefit obligation                                             198.7         136.6
Unrecognized net gain                                           (118.5)        (64.5)
Unrecognized net transition asset                                (16.3)        (20.1)
Unrecognized prior service cost                                    3.7           4.1
Other                                                              3.2           1.9

Prepaid pension cost                                          $   70.8      $   58.0

Discount rate                                                      7.5%          7.5%
Rate of compensation increase                                      5.0           5.0

Nicor Gas has historically amended the collectively bargained pension plan every three years so that pension benefits are based on the most current wages. Nicor Gas intends, subject to collective bargaining, to continue making similar amendments to the plan. These future amendments have been anticipated and are reflected in the projected benefit obligation and pension expense.

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Nicor Gas. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic postretirement benefit cost included:
(Millions)                                                1997        1996         1995

Service cost                                            $   1.7     $   2.6      $   2.3
Interest cost                                               8.3         9.0          9.0
Loss (return) on plan assets                               (3.2)       (1.6)        (1.8)
Amortization of transition obligation                       3.3         3.7          3.7
Net amortization and deferral                               2.0          .5          1.0

                                                        $  12.1     $  14.2      $  14.2

Expected long-term rate of return
  on plan assets                                            8.5%        8.5%         9.0%




Nicor Inc.                                                           Page 32

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1997 and 1996, reconciled to amounts recorded in the financial statements at December 31, 1997 and 1996, respectively:

(Millions)                                                    1997             1996

Accumulated postretirement benefit
  obligation (APBO):
     Retirees                                              $    85.1        $    79.2
     Fully eligible active plan participants                     8.3             12.0
     Other active plan participants                             21.6             23.0
Total APBO                                                     115.0            114.2
Plan assets at market value                                     16.6             13.4
APBO in excess of plan assets                                  (98.4)          (100.8)
Unrecognized transition obligation                              46.3             52.6
Unrecognized net loss                                            4.1              4.1
Other                                                           (1.6)             (.6)

Accrued postretirement benefit cost                        $   (49.6)       $   (44.7)

Discount rate                                                    7.5%             7.5%
Rate of compensation increase                                    5.0              5.0

The health care cost trend rate for pre-Medicare benefits was assumed to be 8 percent for 1998, declining to 5 percent by 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1997, by about $12 million, the aggregate of the service and interest cost components of 1997 net postretirement health care costs by $1.4 million, and operating expense by $1 million, after capitalization.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $280 million at December 31, 1997. Commitment fees of up to .08 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The company had $278.9 million and $292 million of commercial paper outstanding with a weighted average interest rate of 5.94 percent and
5.36 percent at December 31, 1997 and 1996, respectively.

Bank cash balances averaged about $6 million during 1997, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million in 1995.




Nicor Inc.                                                           Page 33

Notes to the Consolidated Financial Statements (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, also approximates fair value.

STOCK-BASED COMPENSATION

Nicor has a plan which permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as an employee stock purchase plan. The company recognizes no compensation expense for these plans. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates, the impact on the company's net income and earnings per share would not have been material.

The company may grant options for up to 3.5 million shares and has granted options on 1.5 million shares through December 31, 1997. The stock option exercise price equals the stock's market price on the date of grant. Options are vested after one year, generally become exercisable after three years and expire after ten years.

A summary of stock option activity is presented below:
                                                                           Weighted
                                                                            average
                                                       Number              exercise
                                                     of shares               price

Options outstanding at:
December 31, 1994                                     558,000              $ 24.40
  Granted                                             240,000                24.63
  Exercised                                           (40,000)               19.25
  Cancelled                                            (2,000)               24.63

December 31, 1995                                     756,000                24.74
  Granted                                             143,000                28.25
  Exercised                                          (261,000)               22.51
  Cancelled                                           (10,000)               28.18

December 31, 1996                                     628,000                26.41
  Granted                                             134,000                32.25
  Exercised                                           (64,000)               24.77
  Cancelled                                           (25,000)               28.29

December 31, 1997                                     673,000                27.70

Options exercisable at:
  December 31, 1995                                   215,000              $ 19.90
  December 31, 1996                                   142,000                26.50
  December 31, 1997                                   212,000                27.71




Nicor Inc.                                                           Page 34

Notes to the Consolidated Financial Statements (continued)

At December 31, 1997, the 673,000 stock options outstanding had exercise prices ranging from $19.63 to $32.25 and a weighted average remaining contractual life of eight years.

The weighted average fair value of options granted in 1997 and 1996 is $4.07 and $3.22, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996, respectively: dividend yield of 4.6 percent and 4.7 percent; volatility of 16.9 percent and 15.8 percent; risk-free interest rate of 6.6 percent and 6.2 percent; and expected periods outstanding of three years for both years.

No shares of restricted stock or alternate stock rights were outstanding at December 31, 1997.

Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 810,000 shares through December 31, 1997. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price.
The company sold about 20,000 shares and 25,000 shares to employees in 1997 and 1996, respectively. The weighted average market value of shares sold in 1997 and 1996 was $34.98 and $30, respectively.

COMMON STOCK

Shareholder rights plan. In 1997, the company's Board of Directors adopted a shareholder rights plan. Under the plan, shareholders of record on September 30, 1997, were assigned one right for each share of Nicor common stock held. The rights will be exercisable only if a person acquires, or announces a tender offer that would result in, ownership of 10 percent or more of Nicor's common stock. If a person acquires beneficial ownership of 10 percent or more of Nicor's common stock, all holders of rights other than the acquiring person will be entitled to purchase Nicor common stock at a 50 percent discount from the market price. Nicor may redeem the rights at $.01 per right at any time before someone becomes a 10 percent beneficial owner. The rights expire on September 30, 2007.

Changes in common shares. Changes in common shares outstanding are summarized below:

(Millions)                                         1997       1996       1995

Beginning of year                                   49.5       50.3       51.5
Issued and converted                                  .1         .3         .1
Reacquired and cancelled                            (1.4)      (1.1)      (1.3)

End of year                                         48.2       49.5       50.3

Through common stock repurchase programs, Nicor has purchased and retired
1.3 million, .8 million and 1.2 million shares in 1997, 1996 and 1995, respectively.




Nicor Inc.                                                           Page 35

Notes to the Consolidated Financial Statements (continued)

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

In accordance with current environmental laws, Nicor is completing the cleanup of certain waste materials that may have been generated by barge-cleaning facilities previously owned and operated by certain discontinued businesses of the company. Any future costs for remediation, post-closure maintenance and groundwater monitoring are not expected to be significant.

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with Ill.C.C. authorization, the company has been recovering these costs from its customers.

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.




Nicor Inc.                                                           Page 36

Notes to the Consolidated Financial Statements (concluded)

QUARTERLY RESULTS (UNAUDITED)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.  Nicor Gas' restructured rates, effective April 1996, result in the shifting of some revenues from cold-weather quarters to warm-
weather quarters.
(Millions,                                         1997 Quarter Ended
  except per share data)                  Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                        $ 900.0     $ 303.7      $ 209.2     $ 579.7
Operating income                             73.2        52.6         38.6        65.3
Net income                                   40.4        28.7         19.5        39.2
Basic earnings per common share               .82         .59          .40         .81
Diluted earnings per common share             .82         .58          .40         .81


                                                   1996 Quarter Ended
                                          Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                        $ 700.9     $ 336.5      $ 220.4     $ 592.9
Operating income                             82.1        52.0         35.3        63.7

Income from continuing
  operations                              $  45.5     $  25.4      $  15.1     $  35.1
Discontinued operations, net                    -        15.0            -           -

Net income                                $  45.5     $  40.4      $  15.1     $  35.1

Basic earnings per common share
  Continuing operations                   $   .90     $   .50      $   .30     $   .71
  Discontinued operations                       -         .30            -           -

                                          $   .90     $   .80      $   .30     $   .71

Diluted earnings per common share
  Continuing operations                   $   .90     $   .50      $   .30     $   .70
  Discontinued operations                       -         .30            -           -

                                          $   .90     $   .80      $   .30     $   .70




Nicor Inc.                                                           Page 37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Items 10. and 11.  Directors and Executive Officers of the Registrant and
                   Executive Compensation

Information on directors and executive compensation is contained on pages 2 through 6 and 9 through 18 of the Definitive Proxy Statement, dated
March 6, 1998, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on pages 7 and 8 in Part I of this document.

Items 12. and 13.  Security Ownership of Certain Beneficial Owners and
                   Management and Certain Relationships and Related
                   Transactions

Information about shares beneficially owned by directors and executive officers and certain relationships and related transactions is contained on pages 7 and 8 of the Definitive Proxy Statement, dated March 6, 1998, and is incorporated herein by reference.




Nicor Inc.                                                           Page 38

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 21 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedules:

            Schedule
             Number                                                      Page

                        Report of Independent Public Accountants          22
               II       Valuation and Qualifying Accounts                 39

            Schedules other than those listed are omitted because they are not applicable.

      3)    Exhibits Filed:

            See Exhibit Index on pages 41 through 45 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1997.



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

1997

  Allowance
     for uncollectible
     accounts receivable                       $    7.7         $   16.0         $      -           $   15.1(a)       $    8.6
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                    14.5                -                -                2.8(c)           11.7


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


(a)  Accounts receivable written off, net of recoveries.
(b)  Excludes the related reserve for federal and state income taxes.
(c)  Net receipts, expenditures, operating results, gains and losses related to discontinued businesses credited or charged to reserve.
(d)  Adjustment credited to income.




Nicor Inc.                                                           Page 40

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nicor Inc.


Date    March 26, 1998              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                             Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

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

  4.01    *  Indenture of Commonwealth Edison Company to Continental Illinois
             National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.01.)

  4.02    *  Indenture of Adoption of Nicor Gas to Continental Illinois
             National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.02.)

  4.03    *  Supplemental Indenture, dated June 1, 1963, of Nicor Gas to
             Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
             No. 2-21490, Form S-9, Nicor Gas, Exhibit 2-8.)

  4.04    *  Supplemental Indenture, dated May 1, 1966, of Nicor Gas to
             Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
             No. 2-25292, Form S-9, Nicor Gas, Exhibit 2-4.)




Nicor Inc.                                                           Page 42

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.05    *  Supplemental Indenture, dated June 1, 1971, of Nicor Gas to
             Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
             No. 2-44647, Form S-7, Nicor Gas, Exhibit 2-03.)

  4.06    *  Supplemental Indenture, dated April 30, 1976, between the company and Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Nicor Gas, Exhibit 2-25.)

  4.07    *  Supplemental Indenture, dated April 30, 1976, of Nicor Gas to
             Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
             No. 2-56578, Form S-9, Nicor Gas, Exhibit 2-21.)

  4.08    *  Supplemental Indenture, dated August 15, 1991, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for August 1991, Nicor Gas, Exhibit 4-01.)

  4.09    *  Supplemental Indenture, dated July 15, 1992, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Nicor Gas, Exhibit 4-01.)

  4.10    *  Supplemental Indenture, dated February 1, 1993, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture
             dated as of January 1, 1954.  (File No. 1-7296,   Form 10-K for
             1992, Nicor Gas, Exhibit 4-17.)

  4.11    *  Supplemental Indenture, dated May 1, 1993, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Nicor Gas, Exhibit 4-02.)

  4.12    *  Supplemental Indenture, dated July 1, 1993, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Nicor Gas, Exhibit 4-01.)

  4.13    *  Supplemental Indenture, dated August 15, 1994, of Nicor Gas to
             Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994, Nicor
             Gas, Exhibit 4.01.)

  4.14    *  Supplemental Indenture, dated October 15, 1995, of Nicor Gas to
             Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for
             September 1995, Nicor Gas, Exhibit 4.01.)




Nicor Inc.                                                           Page 43

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.15    *  Supplemental Indenture, dated May 10, 1996, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.01.)

  4.16    *  Supplemental Indenture, dated August 1, 1996, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.02.)

  4.17    *  Supplemental Indenture, dated June 1, 1997, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997, Nicor Gas, Exhibit 4.01.)

  4.18    *  Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc.,
             Exhibit 1.)

  4.19    *  Supplemental Indenture, dated October 15, 1997, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Nicor Gas, Exhibit 4.01.)

  4.20    *  Supplemental Indenture, dated February 15, 1998, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1594. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

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

 10.01    *  Security Payment Plan.  (File No. 1-7297, Form 10-K for 1980,
             Nicor Inc., Exhibit 10-09.)

 10.02    *  1984 Nicor Officers' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1988, Nicor Inc.,
             Exhibit 10-10.)

 10.02(a)*   1985 Nicor Officers' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1988, Nicor Inc.,
             Exhibit 10-10(a).)

 10.03    *  1984 Nicor Directors' Capital Accumulation Plan Participation
             Agreement.  (File No. 1-7297, Form 10-K for 1983, Nicor Inc.,
             Exhibit 10-13.)



Nicor Inc.                                                           Page 44

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

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

 10.04    *  Directors' Deferred Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

 10.05    *  Directors' Pension Plan.  (File No. 1-7297, Form 10-K for 1985,
             Nicor Inc., Exhibit 10-18.)

 10.06    *  Flexible Spending Account for Executives.  (File No. 1-7297,
             Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

 10.07    *  Amendment and Restatement of the Nicor Gas Incentive Compensation
             Plan.  (File No. 1-7297, Form 10-K for 1986, Nicor Inc.,
             Exhibit 10-21.)

 10.08    *  Nicor Inc. 1989 Long-Term Incentive Plan.  (Filed with Nicor Inc.
             Proxy Statement, dated April 20, 1989, Exhibit A.)

 10.09    *  Nicor Gas Supplementary Retirement Plan.  (File No. 1-7297,
             Form 10-K for 1989, Nicor Inc., Exhibit 10-24.)

 10.10    *  Nicor Gas Supplementary Savings Plan.  (File No. 1-7297,
             Form 10-K for 1989, Nicor Inc., Exhibit 10-25.)

 10.11    *  Nicor Salary Deferral Plan.  (File No. 1-7297, Form 10-K for
             1989, Nicor Inc., Exhibit 10-29.)

 10.12    *  1995 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
             for 1994, Nicor Inc., Exhibit 10.17.)

 10.13    *  1996 Nicor Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1995, Nicor Inc., Exhibit 10.17.)

 10.14    *  1996 Nicor Gas Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1995, Nicor Inc., Exhibit 10.18.)

 10.15    *  1996 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
             for 1995, Nicor Inc., Exhibit 10.19.)

 10.16    *  Nicor Inc. Stock Deferral Plan.  (File No. 1-7297, Form 10-Q for
             September 1996, Nicor Inc., Exhibit 10.01.)

 10.17    *  Nicor Inc. 1995 Directors' Stock Plan.  (File No. 1-7297,
             Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

 10.18    *  1997 Nicor Inc. Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1996, Nicor Inc., Exhibit 10.17.)




Nicor Inc.                                                           Page 45

Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

 10.19    *  1997 Nicor Gas Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1996, Nicor Inc., Exhibit 10.18.)

 10.20    *  1997 Long-Term Incentive Program.  (File No. 1-7297, Form 10-Q
             for March 1997, Nicor Inc., Exhibit 10.01.)

 10.21    *  Nicor Inc. 1997 Long-Term Incentive Plan.  (Filed as an appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

 10.22       Amendment to Nicor Inc. Stock Deferral Plan.

 10.23       1998 Nicor Incentive Compensation Plan.

 10.24       1998 Nicor Gas Incentive Compensation Plan.

 10.25       1998 Long-Term Incentive Program.

Exhibits 10.01 through 10.25 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.

 21.01       Subsidiaries.

 23.01       Consent of Independent Public Accountants.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.

 99.01    *  Form of Letter to Shareholders relating to Shareholder Rights
             Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

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