Form 10-Q
period 1998-03-31
NICOR INC
filed 1998-05-13
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended March 31, 1998

     or

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


                                630 305-9500
                       (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 1998, were 47,975,248.




Nicor Inc.                                                           Page i

Table of Contents
                                                                    Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                          1

           Consolidated Statement of Income -
             Three and Twelve Months Ended
             March 31, 1998 and 1997                                 2

           Consolidated Statement of Cash Flows -
             Three and Twelve Months Ended
             March 31, 1998 and 1997                                 3

           Consolidated Balance Sheet -
             March 31, 1998 and 1997, and
             December 31, 1997                                       4

           Notes to the Consolidated Financial Statements            5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              7

Part II.   Other Information

Item 1.    Legal Proceedings                                        12

Item 6.    Exhibits and Reports on Form 8-K                         12

           Signature                                                13

           Exhibit Index                                            14



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




Nicor Inc.                                                                                           Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                                       Three months ended           Twelve months ended
                                                            March 31                     March 31
                                                       1998         1997            1998          1997

Operating revenues                                   $  562.3     $  900.0        $1,654.9     $ 2,049.8

Operating expenses
  Cost of gas                                           318.2        632.9           849.5       1,236.6
  Operating and maintenance                              82.2         80.8           341.7         331.6
  Depreciation                                           53.3         52.2           132.3         128.1
  Taxes, other than income taxes                         43.7         60.9           109.9         129.2
                                                        497.4        826.8         1,433.4       1,825.5

Operating income                                         64.9         73.2           221.5         224.3

Other income (expense)
  Interest income                                          .5           .4             3.0           1.6
  Other, net                                              3.2          1.7            14.8           3.7
                                                          3.7          2.1            17.8           5.3

Income before interest on debt
  and income taxes                                       68.6         75.3           239.3         229.6

Interest on debt, net of amounts capitalized             13.1         13.2            49.0          49.3

Income before income taxes                               55.5         62.1           190.3         180.3

Income taxes                                             19.3         21.7            66.7          64.2

Income from continuing operations                        36.2         40.4           123.6         116.1

Income from discontinued operations,
  net of income taxes                                       -            -               -          15.0

Net income                                               36.2         40.4           123.6         131.1

Dividends on preferred stock                               .1            -              .3            .4

Earnings applicable to common stock                  $   36.1     $   40.4        $  123.3     $   130.7

Basic earnings per average share of common stock
  Continuing operations                              $    .75     $    .82        $   2.54     $    2.33
  Discontinued operations                                   -            -               -           .30

                                                     $    .75     $    .82        $   2.54     $    2.63

  Average shares of common stock outstanding             48.1         49.3            48.5          49.8

Diluted earnings per average share of common stock
  Continuing operations                              $    .75     $    .82        $   2.53     $    2.33
  Discontinued operations                                   -            -               -           .30

                                                     $    .75     $    .82        $   2.53     $    2.63

  Average dilutive shares of common stock                48.3         49.3            48.6          49.8

Dividends declared per share of common stock         $    .37     $    .35        $   1.42     $    1.34

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                               Three months ended    Twelve months ended
                                                                    March 31               March 31
                                                                1998        1997       1998        1997

Operating activities
  Net income                                                  $   36.2    $  40.4    $  123.6    $ 131.1
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
     Depreciation                                                 53.3       52.2       132.3      128.1
     Deferred income tax expense (benefit)                         4.4       (2.9)       (7.0)       6.1
     Change in working capital items and other:
       Receivables, less allowances                               65.3      (52.1)      102.8      (84.1)
       Gas in storage                                            116.0      109.6        10.2         .2
       Deferred/accrued gas costs                                  5.6      123.3       (41.5)     144.6
       Accounts payable                                          (34.4)    (136.4)       10.0     (116.8)
       Temporary LIFO liquidation                                 53.6       95.0       (41.4)      (1.7)
       Other                                                     (11.0)      26.1       (44.1)      (9.8)

  Net cash flow provided from operating activities               289.0      255.2       244.9      197.7

Investing activities
  Capital expenditures                                           (21.3)     (20.0)     (114.3)    (120.4)
  Short-term investments                                          (4.9)      (7.4)       (5.0)       1.8
  Other                                                             .2        (.5)        2.2         .3

  Net cash flow used for investing activities                    (26.0)     (27.9)     (117.1)    (118.3)

Financing activities
  Net proceeds from issuing long-term debt                        49.4          -       148.5       74.2
  Disbursements to retire long-term debt                        (104.5)     (25.0)     (157.1)     (25.0)
  Short-term borrowings (repayments), net                       (174.9)    (171.3)      (16.7)      (6.9)
  Dividends paid                                                 (17.0)     (16.4)      (68.4)     (66.2)
  Disbursements to reacquire stock                                (7.9)     (14.4)      (42.9)     (45.7)
  Other                                                            (.5)       (.2)        1.1        5.7

  Net cash flow used for financing activities                   (255.4)    (227.3)     (135.5)     (63.9)

Net increase (decrease) in cash and cash equivalents               7.6          -        (7.7)      15.5

Cash and cash equivalents, beginning of period                     5.2       20.5        20.5        5.0

Cash and cash equivalents, end of period                      $   12.8    $  20.5    $   12.8    $  20.5

Supplemental information
  Income taxes paid, net of refunds                           $    2.8    $   3.7    $   65.4    $  77.1
  Interest paid, net of amounts capitalized                       18.0       20.6        47.9       48.7

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                    March 31     December 31       March 31
                          Assets                                      1998          1997             1997

Current assets
  Cash and cash equivalents                                        $    12.8       $     5.2      $    20.5
  Short-term investments, at cost which approximates market             25.1            20.2           20.1
  Receivables, less allowances of $9.4, $8.6 and
   $10.4, respectively                                                 289.3           354.6          392.1
  Gas in storage, at last-in, first-out (LIFO) cost                     11.8           127.8            8.6
  Other                                                                 27.9            27.0           18.3

                                                                       366.9           534.8          459.6

Property, plant and equipment, at cost
  Gas distribution                                                   3,042.8         3,026.8        2,972.7
  Shipping                                                             241.3           240.4          234.5
  Other                                                                   .6              .5            1.6
                                                                     3,284.7         3,267.7        3,208.8
  Less accumulated depreciation                                      1,581.7         1,531.9        1,469.7

                                                                     1,703.0         1,735.8        1,739.1

Other assets                                                           133.9           124.0           95.0

                                                                   $ 2,203.8       $ 2,394.6      $ 2,293.7

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                        $    25.4       $    25.4      $    25.0
  Short-term borrowings                                                104.0           278.9          120.7
  Accounts payable                                                     209.7           241.9          197.5
  Temporary LIFO liquidation                                            53.6               -           95.0
  Accrued gas costs                                                     30.7            25.1           72.2
  Other                                                                 56.4            50.3           61.0

                                                                       479.8           621.6          571.4

Deferred credits and other liabilities
  Deferred income taxes                                                221.1           214.9          213.9
  Regulatory income tax liability                                       81.0            81.7           83.2
  Unamortized investment tax credits                                    45.7            46.2           47.9
  Other                                                                114.5           129.6          138.1

                                                                       462.3           472.4          483.1

Capitalization
  Long-term debt                                                       500.5           550.2          493.3
  Preferred stock
    Redeemable                                                           6.3             6.3            7.4
    Nonredeemable                                                         .1              .1             .1
  Common equity
    Common stock                                                       120.1           120.5          122.7
    Paid-in capital                                                        -               -           10.4
    Retained earnings                                                  634.7           623.5          605.3

                                                                     1,261.7         1,300.6        1,239.2

                                                                   $ 2,203.8       $ 2,394.6      $ 2,293.7

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

NEW ACCOUNTING PRONOUNCEMENT

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the company's 1999 fiscal year. The company plans to modify its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. The company is currently evaluating this statement but does not expect it to have a material impact on its financial condition or results of operations.

LONG-TERM DEBT

In February 1998, Nicor Gas issued $50 million of 6.58% First Mortgage Bonds due in 2028. A portion of the net proceeds from the sale replenished corporate funds used for the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds. The remainder, along with other corporate funds, was used to redeem $75 million of 8-1/4% First Mortgage Bonds in March 1998.

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




Nicor Inc.                                                           Page 6

Notes to the Consolidated Financial Statements (Unaudited)(Concluded)

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




Nicor Inc.                                                           Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 1997 Annual Report on
Form 10-K.

Nicor's first quarter 1998 income from continuing operations was $36.2 million compared with $40.4 million in the first quarter of 1997, and diluted earnings per common share from continuing operations were $.75 compared with $.82 a year ago. The decrease was due to the impact of 17 percent warmer weather on the operating results of the gas distribution segment. Positive factors for the quarter included a 9 percent reduction in operating and maintenance expenses in the gas distribution segment and improved operating results in the shipping segment. Per share results also benefited from the positive impact of stock repurchase programs.

Income from continuing operations for the twelve-months ended March 31 rose to $123.6 million in 1998 from $116.1 million a year ago. Positive factors during the period included lower operating and maintenance expenses in the gas distribution business, additional gains from property sales, the positive impact of tax-related matters and improved operating results in the shipping segment. These factors were partially offset by the impact of 10 percent warmer weather. Diluted earnings per common share from continuing operations were $2.53 compared with $2.33. Per share results also benefited from the positive impact of stock repurchase programs.

Operating income (loss) for the periods ended March 31 by business segment was (millions):

                                    Three months       Twelve months
                                   1998     1997       1998     1997

    Gas distribution              $ 59.6   $ 68.3     $201.4   $208.0
    Shipping                         6.4      5.6       26.1     20.9
    Corporate and other             (1.1)     (.7)      (6.0)    (4.6)

                                  $ 64.9   $ 73.2     $221.5   $224.3


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income decreased $8.7 million and $6.6 million for the three- and twelve-month periods, respectively, due to warmer weather. At 586 degree days warmer than normal, this year's first quarter was the second warmest this century. The negative impact of warmer weather was partially offset by lower operating and maintenance expenses.

- Shipping operating income increased $.8 million and $5.2 million for the three- and twelve-month periods, respectively, due to higher volumes shipped.




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

Operating revenues decreased $337.7 million to $562.3 million and $394.9 million to $1,654.9 million for the three- and twelve-month periods, respectively. For both periods, the decrease was due primarily to lower revenues in the gas distribution segment, resulting principally from lower gas supply costs, which are passed through to customers, and the impact of warmer weather.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended March 31. Margin decreased in both periods due to the impact of warmer weather. The increase in margin per Mcf delivered was due, in part, to the impact of a reduction in lower margin deliveries due to warmer weather.

                                         Three months       Twelve months
                                         1998    1997       1998    1997
        Gas distribution margin
          (Millions)                    $148.3  $159.6     $484.7  $493.3

        Margin per Mcf delivered           .79     .74        .93     .91

Operating and maintenance expenses increased $1.4 million and $10.1 million for the three- and twelve-month periods, respectively, due primarily to higher volume-related costs in the shipping segment and an increase in expenses related to another unregulated Nicor venture which more than offset lower costs in the gas distribution segment. Operating and maintenance expenses in the gas distribution segment decreased in both periods due, in part, to lower retirement benefits costs, resulting principally from favorable pension fund investment returns. The three-month period was also positively impacted by a reduction in the provision for uncollectible accounts related to lower operating revenues.

Other income increased $1.6 million and $12.5 million for the three- and twelve-month periods, respectively. Both periods benefited from additional gains from property sales. The twelve-month period also included the positive impact of a change in interest on tax matters.

The company has been evaluating its discontinued operations reserve and it appears that a reduction to the reserve may be appropriate in the near future.




Nicor Inc.                                                           Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $33.8 million and $47.2 million for the three- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries in the gas distribution segment. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain gas distribution factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At March 31, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million and the company had $104 million of commercial paper outstanding. At March 31, 1998, the unused lines of credit under these credit agreements were $176 million.

In February 1998, Nicor Gas issued $50 million of 6.58% First Mortgage Bonds due in 2028. A portion of the net proceeds from the sale replenished corporate funds used for the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds. The remainder, along with other corporate funds, was used to redeem $75 million of 8-1/4% First Mortgage Bonds in March 1998.

Under an existing common stock repurchase program, Nicor purchased and retired 189,100 common shares during the first quarter of 1998 at an aggregate cost of $7.8 million.

Effective with the dividend paid on May 1, 1998, Nicor's quarterly dividend on common stock was increased 5.7 percent to 37 cents per share.

OTHER

Viking Voyageur Pipeline Project. In April 1998, Northern States Power announced its withdrawal from the Viking Voyageur Pipeline project citing the project's inability to obtain adequate commitment from producers. This event did not have a material impact on the company's financial condition or results of operations. Nicor and TransCanada Pipelines continue to be committed to evaluating options that will meet the growing needs of the Midwest market.

New Accounting Pronouncement. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement is not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncement on page 5.



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
                                                      Three months ended           Twelve months ended
                                                           March 31                     March 31
                                                      1998          1997           1998          1997
Operating revenues (Millions):
  Sales
    Residential                                     $  329.7      $  534.5       $  921.1      $1,157.1
    Commercial                                          89.5         158.9          245.5         323.5
    Industrial                                          13.7          28.5           42.0          59.8
                                                       432.9         721.9        1,208.6       1,540.4
  Transportation
    Commercial                                          16.8          18.2           53.9          53.7
    Industrial                                          10.5          13.8           45.1          49.9
                                                        27.3          32.0           99.0         103.6

  Revenue taxes and other                               44.0          66.0          107.2         133.7
                                                    $  504.2      $  819.9       $1,414.8      $1,777.7

Deliveries (Bcf):
  Sales
    Residential                                         87.9         106.7          214.5         238.7
    Commercial                                          22.9          31.1           56.9          66.2
    Industrial                                           3.7           5.0           11.6          13.3
                                                       114.5         142.8          283.0         318.2
  Transportation
    Commercial                                          26.1          28.3           63.8          68.0
    Industrial                                          48.1          43.8          172.3         155.8
                                                        74.2          72.1          236.1         223.8

                                                       188.7         214.9          519.1         542.0


Average gas cost per Mcf sold                       $   2.76      $   4.17       $   2.92      $   3.61

Weather statistics:
  Degree days                                          2,573         3,102          5,725         6,328
  Percent colder (warmer) than normal                    (19)           (2)            (6)            3


Customers at end of period (Thousands):
  Sales
    Residential                                      1,720.4       1,695.1
    Commercial                                         143.7         142.9
    Industrial                                          11.1          11.6
                                                     1,875.2       1,849.6
  Transportation
    Commercial                                          19.2          18.3
    Industrial                                           3.1           2.7
                                                        22.3          21.0

                                                     1,897.5       1,870.6


Nicor Inc.                                                                                      Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                                           Three months ended      Twelve months ended
                                                                March 31                  March 31
                                                            1998        1997         1998          1997

Operating revenues (Millions)                             $  55.1     $  50.4      $ 217.8       $ 200.7

Operating income (Millions)                               $   6.4     $   5.6      $  26.1       $  20.9

TEUs shipped (Thousands)
  Southbound                                                 29.4        24.9        114.6         101.3
  Northbound                                                  3.2         3.3         14.4          14.4
  Interisland                                                 2.9         2.2         14.7           8.1

                                                             35.5        30.4        143.7         123.8


Revenue per TEU                                           $ 1,504     $ 1,587      $ 1,471       $ 1,548

Ports served                                                   25          27

Vessels owned                                                  14          14






Nicor Inc.                                                           Page 12

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 14 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1998.




Nicor Inc.                                                           Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Nicor Inc.



Date   May 13, 1998                        By       DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller



Nicor Inc.                                                           Page 14

Exhibit Index

Exhibit
 Number                          Description of Document

  27.01    Financial Data Schedule.