Form 10-K405/A
period 1997-12-31
NICOR INC
filed 1998-06-29
CIK 72020

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1998 Annual Meeting Definitive Proxy Statement, dated March 6, 1998, are incorporated by reference into Part III.





                            PURPOSE OF AMENDMENT




This Amendment contains the financial statements of the Nicor Gas Savings Investment Plan, the Nicor Gas Thrift Plan and the Birdsall, Inc. Retirement Savings Plan and is being filed pursuant to the provisions of Rule 15d-21 of the Securities Exchange Act of 1934 in place of separate annual reports otherwise required to be filed on Form 11-K for employee benefit plans.






Nicor Inc.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nicor Inc.


Date  June 29, 1998                        By       DAVID L. CYRANOSKI
                                                    David L. Cyranoski
                                                  Senior Vice President,
                                                 Secretary and Controller




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

 21.01       Subsidiaries.

 23.01       Consent of Independent Public Accountants.

 23.02 Consent of Independent Public Accountants--Nicor Gas Savings Investment Plan, Nicor Gas Thrift Plan and Birdsall, Inc. Retirement Savings Plan.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.

 99.01    *  Form of Letter to Shareholders relating to Shareholder Rights
             Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

 99.02 Financial Statements of the Nicor Gas Savings Investment Plan for 1997.

 99.03       Financial Statements of the Nicor Gas Thrift Plan for 1997.

 99.04 Financial Statements of the Birdsall, Inc. Retirement Savings Plan for 1997.

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