Form 10-Q
period 1998-06-30
NICOR INC
filed 1998-08-12
CIK 72020

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1998

                        or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at July 31, 1998, were 47,751,217.






Nicor Inc.                                                         Page i

Table of Contents

                                                                   Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                          1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1998 and 1997                                  2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1998 and 1997                                  3

           Consolidated Balance Sheet -
             June 30, 1998 and 1997, and
             December 31, 1997                                       4

           Notes to the Consolidated Financial Statements            5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              7

Part II.   Other Information

Item 1.    Legal Proceedings                                        13

Item 4.    Submission of Matters to a Vote of
             Security Holders                                       13

Item 6.    Exhibits and Reports on Form 8-K                         14

           Signature                                                15

           Exhibit Index                                            16




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





Nicor Inc.                                                                                      Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                    Three months ended       Six months ended     Twelve months ended
                                         June 30                 June 30                June 30
                                     1998      1997          1998      1997         1998        1997

Operating revenues                 $  271.3  $  303.7      $  833.6  $1,203.7     $1,622.6    $2,017.0

Operating expenses
  Cost of gas                          96.1     122.8         414.3     755.7        822.8     1,198.5
  Operating and maintenance            82.1      81.9         164.2     162.6        341.9       336.2
  Depreciation                         23.6      23.0          77.0      75.2        133.1       129.8
  Taxes, other than income taxes       20.6      23.4          64.2      84.4        107.0       127.7
                                      222.4     251.1         719.7   1,077.9      1,404.8     1,792.2

Operating income                       48.9      52.6         113.9     125.8        217.8       224.8

Other income (expense)
  Interest income                        .7       1.2           1.2       1.7          2.5         2.3
  Other, net                            4.2       1.2           7.3       2.9         17.7         6.7
                                        4.9       2.4           8.5       4.6         20.2         9.0

Income before interest on debt
  and income taxes                     53.8      55.0         122.4     130.4        238.0       233.8

Interest on debt, net of
  amounts capitalized                  10.4      10.5          23.5      23.8         48.8        49.3

Income before income taxes             43.4      44.5          98.9     106.6        189.2       184.5

Income taxes                           14.9      15.8          34.2      37.4         65.8        65.1

Net income                             28.5      28.7          64.7      69.2        123.4       119.4

Dividends on preferred stock             .1         -            .2        .2           .3          .3

Earnings applicable to
  common stock                     $   28.4  $   28.7      $   64.5  $   69.0     $  123.1    $  119.1

Average shares of
  common stock
    Basic                              47.9      48.8          48.0      49.1         48.2        49.4
    Diluted                            48.2      49.0          48.2      49.2         48.4        49.6

Earnings per average share
  of common stock
    Basic                          $    .59  $    .59      $   1.34  $   1.41     $   2.55    $   2.41
    Diluted                             .59       .58          1.34      1.40         2.54        2.40

Dividends declared per share
  of common stock                  $    .37  $    .35      $    .74  $    .70     $   1.44    $   1.36

<F1>
The accompanying notes are an integral part of this statement.






Nicor Inc.                                                                                         Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                    Six months ended     Twelve months ended
                                                                         June 30                June 30
                                                                    1998        1997       1998        1997

Operating activities
  Net income                                                      $  64.7     $  69.2    $ 123.4     $ 119.4
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                   77.0        75.2      133.1       129.8
      Deferred income tax expense (benefit)                           9.4        (6.3)       1.4         6.0
      Change in working capital items and other:
        Receivables, less allowances                                193.1       162.7       15.8        (6.6)
        Gas in storage                                              111.6       104.0       11.4         6.0
        Deferred/accrued gas costs                                   (8.1)       83.4      (15.3)       65.5
        Accounts payable                                            (11.5)      (83.7)     (19.8)        7.8
        Temporary LIFO liquidation                                   24.2        56.6      (32.4)       44.6
        Other                                                       (41.2)        2.7      (51.1)      (15.8)

  Net cash flow provided from operating activities                  419.2       463.8      166.5       356.7

Investing activities
  Capital expenditures                                              (52.7)      (46.8)    (118.9)     (113.9)
  Short-term investments                                             (5.7)      (12.3)       (.9)      (13.8)
  Other                                                              (7.6)       (4.9)      (1.2)       (4.8)

  Net cash flow used for investing activities                       (66.0)      (64.0)    (121.0)     (132.5)

Financing activities
  Net proceeds from issuing long-term debt                           99.1        49.7      148.5       124.0
  Disbursements to retire long-term debt                           (104.5)      (25.0)    (157.1)      (25.0)
  Short-term borrowings (repayments), net                          (278.9)     (292.0)         -      (118.2)
  Dividends paid                                                    (34.8)      (33.7)     (68.9)      (66.9)
  Disbursements to reacquire stock                                  (17.0)      (30.6)     (35.8)      (61.4)
  Other                                                               (.1)          -        1.3         5.4

  Net cash flow used for financing activities                      (336.2)     (331.6)    (112.0)     (142.1)

Net increase (decrease) in cash and cash equivalents                 17.0        68.2      (66.5)       82.1

Cash and cash equivalents, beginning of period                        5.2        20.5       88.7         6.6

Cash and cash equivalents, end of period                          $  22.2     $  88.7    $  22.2     $  88.7

Supplemental information
  Income taxes paid, net of refunds                               $  23.1     $  25.5    $  63.9     $  61.6
  Interest paid, net of amounts capitalized                          25.4        24.3       51.6        47.5

<F1>
The accompanying notes are an integral part of this statement.



Nicor Inc.                                                                                         Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                 June 30        December 31         June 30
                          Assets                                   1998             1997              1997

Current assets
  Cash and cash equivalents                                     $    22.2        $     5.2         $    88.7
  Short-term investments, at cost which approximates market          25.9             20.2              25.0
  Receivables, less allowances of $8.4,
    $8.6 and $10.8, respectively                                    161.5            354.6             177.3
  Gas in storage, at last-in, first-out (LIFO) cost                  16.2            127.8              14.2
  Other                                                              29.2             27.0              20.4

                                                                    255.0            534.8             325.6

Property, plant and equipment, at cost
  Gas distribution                                                3,066.9          3,026.8           2,993.6
  Shipping                                                          244.1            240.4             236.5
  Other                                                                .8               .5                .6
                                                                  3,311.8          3,267.7           3,230.7
  Less accumulated depreciation                                   1,602.0          1,531.9           1,489.2

                                                                  1,709.8          1,735.8           1,741.5

Other assets                                                        151.4            124.0             102.8

                                                                $ 2,116.2        $ 2,394.6         $ 2,169.9

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                     $    25.5        $    25.4         $    25.0
  Short-term borrowings                                                 -            278.9                 -
  Accounts payable                                                  232.6            241.9             250.2
  Temporary LIFO liquidation                                         24.2                -              56.6
  Accrued gas costs                                                  17.0             25.1              32.3
  Other                                                              41.2             50.3              39.6

                                                                    340.5            621.6             403.7

Deferred credits and other liabilities
  Deferred income taxes                                             228.3            214.9             215.2
  Regulatory income tax liability                                    80.1             81.7              82.6
  Unamortized investment tax credits                                 45.2             46.2              47.3
  Other                                                             106.7            129.6             136.2

                                                                    460.3            472.4             481.3

Capitalization
  Long-term debt                                                    551.2            550.2             543.3
  Preferred stock
    Redeemable                                                        6.2              6.3               6.2
    Nonredeemable                                                      .1               .1                .1
  Common equity
    Common stock                                                    119.6            120.5             121.6
    Retained earnings                                               638.3            623.5             613.7

                                                                  1,315.4          1,300.6           1,284.9

                                                                $ 2,116.2        $ 2,394.6         $ 2,169.9

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement requires adoption no later than the first quarter of the company's 2000 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

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

LONG-TERM DEBT

In June 1998, Nicor Gas issued $50 million of 5-3/4% First Mortgage Bonds due in 2003. The net proceeds from the sale, together with the proceeds from the February 1998 sale of $50 million of 6.58% First Mortgage Bonds due in 2028 and other corporate funds, replenished funds used for the March 1998 redemption of $75 million of 8-1/4% First Mortgage Bonds due in 2022 and the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds.






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

Nicor's second quarter 1998 diluted earnings per common share were $.59 compared with $.58 a year ago despite the negative impact on gas distribution operating results of weather that was 40 percent warmer than the prior-year period. Positive factors included a reduction in operating and maintenance expenses in the gas distribution segment, a significant increase in deliveries of natural gas for electric power generation and improved operating results in the shipping segment. Favorable nonoperating factors included additional gains on real estate sales and the impact of a stock repurchase program. Net income for the quarter was $28.5 million compared with $28.7 million in 1997.

Diluted earnings per common share for the six months ended June 30, 1998, were $1.34 compared with $1.40 a year ago. Related net income was $64.7 million compared with $69.2 million in 1997. Weather in the first half of 1998 was 22 percent warmer than in the prior year, but the impact on financial results was partially offset by the previously mentioned positive factors.

Diluted earnings per common share for the twelve months ended June 30, 1998, rose to $2.54 from $2.40 a year ago. Related net income was $123.4 million compared with $119.4 million. The positive factors noted above more than offset the negative impact of weather that was 16 percent warmer than in the prior year.

Operating income (loss) for the periods ended June 30 by business segment was (millions):

                         Three months      Six months     Twelve months
                         1998     1997    1998    1997    1998      1997

  Gas distribution      $ 43.7   $ 48.0  $103.2  $116.4  $197.0   $208.4
  Shipping                 6.0      5.7    12.4    11.3    26.4     21.0
  Corporate and other      (.8)    (1.1)   (1.7)   (1.9)   (5.6)    (4.6)

                        $ 48.9   $ 52.6  $113.9  $125.8  $217.8   $224.8





Nicor Inc.                                                         Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

The following summarizes operating income comparisons by business segment:

- Gas distribution operating income decreased $4.3 million, $13.2 million and $11.4 million for the three-, six- and twelve-month periods, respectively, due to the negative impact of significantly warmer weather. Positive factors included a reduction in operating and maintenance expenses and a significant increase in deliveries of natural gas for electric power generation.

- Shipping operating income increased $.3 million, $1.1 million and $5.4 million for the three-, six- and twelve-month periods, respectively, due primarily to higher volumes shipped.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 11 and 12. The following summarizes the major changes in Nicor's revenues and expenses.

Operating revenues decreased $32.4 million, $370.1 million and $394.4 million for the three-, six- and twelve-month periods, respectively, due primarily to lower revenues in the gas distribution segment. For the three-month period, the decrease in the gas distribution segment was attributable to lower deliveries of natural gas due to the impact of significantly warmer weather. For the six- and twelve-month periods, the decrease in the gas distribution segment was due to lower natural gas supply costs, which are passed through to customers, and lower deliveries of natural gas due to the impact of significantly warmer weather.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended June 30. Margin decreased in all periods due to the impact of warmer weather. The increase in margin per Mcf delivered was due, in part, to the impact of a reduction in lower-margin deliveries due to warmer weather.

                         Three months      Six months     Twelve months
                         1998     1997    1998    1997    1998     1997

  Gas distribution
    margin (Millions)   $103.4   $109.1  $251.7  $268.7  $479.0  $495.5

  Margin per Mcf
    delivered             1.17     1.12     .91     .86     .94     .91




Nicor Inc.                                                         Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Operating and maintenance expenses increased in each period due primarily to higher volume-related costs in the shipping segment and an increase in expenses related to another unregulated Nicor venture which more than offset lower costs in the gas distribution segment. Operating and maintenance expenses in the gas distribution segment decreased in each period due primarily to lower retirement benefits costs, resulting principally from favorable pension fund investment returns, and a reduction in the provision for uncollectible accounts related to lower operating revenues.

Other income increased $2.5 million, $3.9 million and $11.2 million for the three-, six- and twelve-month periods, respectively, due primarily to additional gains on real estate sales.

The company's periodic review of its discontinued operations reserve indicates that no adjustment to the reserve is presently appropriate.

FINANCIAL CONDITION

Net cash flow from operating activities decreased $44.6 million and $190.2 million for the six- and twelve-month periods, respectively, due primarily to changes in working capital items in the gas distribution segment. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain gas distribution factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company has committed a total of $22 million to two investments. In one transaction, Nicor will invest an additional $10 million in a low income housing tax credit fund. In another transaction, $12 million will be used to expand the company's equity interest in a cargo container leasing business.

Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million. The company had no outstanding commercial paper at June 30, 1998.

In June 1998, Nicor Gas issued $50 million of 5-3/4% First Mortgage Bonds due in 2003. The net proceeds from the sale, together with the proceeds from the February 1998 sale of $50 million of 6.58% First Mortgage Bonds due in 2028 and other corporate funds, replenished funds used for the March 1998 redemption of $75 million of 8-1/4% First Mortgage Bonds due in 2022 and the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds.

Under an existing common stock repurchase program, Nicor purchased and retired 389,000 common shares during the first six months of 1998 at an aggregate cost of $15.8 million.

Effective with the dividend paid on May 1, 1998, Nicor's quarterly dividend on common stock was increased 5.7 percent to 37 cents per share.




Nicor Inc.                                                         Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

OTHER

Strategic Alliance. In July 1998, Nicor and Houston-based Dynegy Inc. (formerly NGC Corporation) announced the formation of a strategic alliance to jointly pursue wholesale generation and cogeneration power projects, including such projects as new power plant construction and acquisition of power generation assets. The alliance will focus on six states in the
Midwest: Illinois, Wisconsin, Indiana, Iowa, Minnesota and Missouri. Potential customers include industrial businesses, utilities and municipalities. This alliance is the second between Nicor and Dynegy.
The companies are already partners in Nicor Energy L.L.C., a provider of unregulated energy products and services to customers in the Midwest.

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

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These statements are not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 5.




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
                                         Three months ended        Six months ended         Twelve months ended
                                               June 30                  June 30                   June 30
                                          1998       1997          1998        1997          1998        1997

Operating revenues (Millions):
  Sales
     Residential                        $  136.5   $  148.4      $  466.2    $  683.0      $  909.1    $1,123.9
     Commercial                             31.3       39.8         120.9       198.7         237.0       317.3
     Industrial                              5.0       11.2          18.6        39.6          35.8        63.6
                                           172.8      199.4         605.7       921.3       1,181.9     1,504.8

  Transportation
     Commercial                             11.5       11.0          28.3        29.2          54.5        54.0
     Industrial                              8.5       10.3          19.0        24.1          43.3        48.4
                                            20.0       21.3          47.3        53.3          97.8       102.4

  Revenue taxes and other                   22.0       23.3          66.1        89.3         106.0       129.7

                                        $  214.8   $  244.0      $  719.1    $1,063.9      $1,385.7    $1,736.9


Deliveries (Bcf):
  Sales
     Residential                            25.8       35.0         113.7       141.7         205.2       238.0
     Commercial                              6.2       10.1          29.0        41.2          53.0        67.1
     Industrial                              1.2        4.1           4.9         9.1           8.7        15.7
                                            33.2       49.2         147.6       192.0         266.9       320.8

  Transportation
     Commercial                             10.0       10.1          36.1        38.4          63.7        66.7
     Industrial                             44.9       37.9          93.1        81.7         179.4       157.0
                                            54.9       48.0         129.2       120.1         243.1       223.7

                                            88.1       97.2         276.8       312.1         510.0       544.5


Average gas cost per Mcf sold           $   2.90   $   2.30      $   2.80    $   3.69      $   3.03    $   3.46


Weather statistics:
  Degree days                                532        893         3,105       3,995         5,364       6,420
  Percent colder (warmer) than normal      (22.7)      29.8         (19.3)        3.8         (12.3)        5.0


Customers at end of period (Thousands):
  Sales
     Residential                         1,718.6    1,690.9
     Commercial                            125.2      141.0
     Industrial                              9.0       11.4
                                         1,852.8    1,843.3

  Transportation
     Commercial                             36.9       18.6
     Industrial                              5.0        2.8
                                            41.9       21.4

                                         1,894.7    1,864.7



Nicor Inc.                                                                                           Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                         Three months ended        Six months ended        Twelve months ended
                                               June 30                  June 30                  June 30
                                          1998         1997        1998         1997        1998        1997

Operating revenues (Millions)           $   53.6     $   50.9    $  108.7     $  101.3    $  220.5    $  205.3

Operating income (Millions)             $    6.0     $    5.7    $   12.4     $   11.3    $   26.4    $   21.0

TEUs shipped (Thousands)
  Southbound                                28.6         26.1        58.0         51.0       117.0       103.5
  Northbound                                 4.0          3.9         7.2          7.2        14.5        14.7
  Interisland                                2.1          3.6         5.0          5.8        13.2        10.1

                                            34.7         33.6        70.2         64.0       144.7       128.3

Revenue per TEU                         $  1,509     $  1,460    $  1,507     $  1,520    $  1,483    $  1,532

Ports served                                  23           27

Vessels owned                                 14           14




Nicor Inc.                                                         Page 13

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held on April 16, 1998, for the purpose of electing the Board of Directors and approving an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, February 17, 1998. There were no "broker nonvotes."

         All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                              Shares           Shares
                                               Voted            Voted
                     NOMINEE                    FOR            WITHHELD

             Robert M. Beavers, Jr.         41,049,741         542,213
             Bruce P. Bickner               41,005,404         576,336
             John H. Birdsall, III          41,034,689         549,615
             Thomas A. Donahoe              41,035,834         544,752
             Thomas L. Fisher               41,011,810         573,429
             John E. Jones                  41,011,451         565,703
             Dennis J. Keller               41,056,288         532,212
             Charles S. Locke               40,996,059         579,362
             Sidney R. Petersen             40,986,854         585,153
             John Rau                       41,041,766         542,614
             Patricia A. Wier               41,030,993         552,585

         The proposal to approve the amendment to the Articles of Incorporation to increase the number of authorized shares of common stock was approved by the following vote:

                 Shares              Shares             Shares
                  Voted              Voted               Voted
                   FOR               AGAINST          ABSTAINING

               35,290,498           5,777,680          467,585




Nicor Inc.                                                         Page 14

Item 6. Exhibits and Reports on Form 8-K

  (a)   See Exhibit Index on page 16 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1998.





Nicor Inc.                                                         Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Nicor Inc.



Date  August 12, 1998                   By        DAVID L. CYRANOSKI
                                                  David L. Cyranoski
                                                Senior Vice President,
                                               Secretary and Controller





Nicor Inc.                                                         Page 16

Exhibit Index

Exhibit
 Number                          Description of Document

   3.01 * Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

   4.01 * Supplemental Indenture, dated June 1, 1998, of Nicor Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Nicor Gas Company, Exhibit 4.01.)

  27.01    Financial Data Schedule.





* These exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.