Form 10-Q
period 1998-09-30
NICOR INC
filed 1998-11-12
CIK 72020

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1998

        or

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at October 31, 1998, were 47,627,772.




Nicor Inc.                                                            Page i

Table of Contents

                                                                     Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                          1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1998 and 1997                             2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1998 and 1997                             3

             Consolidated Balance Sheet -
               September 30, 1998 and 1997, and
               December 31, 1997                                       4

             Notes to the Consolidated Financial Statements            5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              7

Part II.     Other Information

Item 1.      Legal Proceedings                                        16

Item 6.      Exhibits and Reports on Form 8-K                         16

             Signature                                                17

             Exhibit Index                                            18




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




Nicor Inc.                                                                                             Page 2

Consolidated Statement of Income (Unaudited)
(Millions, except per share data)
                                        Three months ended       Nine months ended      Twelve months ended
                                           September 30             September 30            September 30
                                         1998       1997          1998       1997         1998        1997

Operating revenues                     $  203.2   $  209.2      $1,036.9   $1,412.9     $1,616.6    $2,005.8

Operating expenses
  Cost of gas                              52.1       58.2         466.3      813.9        816.6     1,180.8
  Operating and maintenance                81.7       82.7         246.0      245.4        341.0       338.6
  Depreciation                             18.7       16.9          95.7       92.1        134.8       130.3
  Taxes, other than income taxes           11.8       12.8          76.1       97.0        106.1       127.9
                                          164.3      170.6         884.1    1,248.4      1,398.5     1,777.6

Operating income                           38.9       38.6         152.8      164.5        218.1       228.2

Other income (expense)
  Interest income                            .7         .8           1.9        2.5          2.3         2.8
  Other, net                                2.9        2.0          10.2        4.7         18.8         8.6
                                            3.6        2.8          12.1        7.2         21.1        11.4

Income before interest on debt
  and income taxes                         42.5       41.4         164.9      171.7        239.2       239.6

Interest on debt, net of
  amounts capitalized                      11.0       11.5          34.4       35.2         48.3        48.8

Income before income taxes                 31.5       29.9         130.5      136.5        190.9       190.8

Income taxes                               10.9       10.4          45.2       47.9         66.4        67.0

Net income                                 20.6       19.5          85.3       88.6        124.5       123.8

Dividends on preferred stock                 .1         .1            .2         .2           .3          .4

Earnings applicable to common stock    $   20.5   $   19.4      $   85.1   $   88.4     $  124.2    $  123.4

Average shares of
  common stock
    Basic                                  47.7       48.5          47.9       48.9         48.0        49.1
    Diluted                                47.9       48.7          48.1       49.1         48.2        49.2

Earnings per average share
  of common stock
    Basic                              $    .43   $    .40      $   1.78   $   1.81     $   2.59    $   2.52
    Diluted                                 .43        .40          1.77       1.80         2.58        2.51

Dividends declared per share
  of common stock                      $    .37   $    .35      $   1.11   $   1.05     $   1.46    $   1.38


<F1>
The accompanying notes are an integral part of this statement.




Nicor Inc.                                                                                             Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                  Nine months ended     Twelve months ended
                                                                     September 30           September 30
                                                                   1998        1997       1998        1997

Operating activities
  Net income                                                     $  85.3     $  88.6    $ 124.5     $ 123.8
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                  95.7        92.1      134.8       130.3
      Deferred income tax expense (benefit)                         12.1       (11.6)       9.4         3.6
      Change in working capital items and other:
        Receivables, less allowances                               209.0       185.5        8.9       (12.4)
        Gas in storage                                               8.2       (27.0)      39.0       (10.2)
        Deferred/accrued gas costs                                  (4.0)       61.7       10.5        53.0
        Accounts payable                                            32.8       (70.5)      11.3        27.5
        Other                                                      (50.6)      (12.9)     (44.7)      (14.6)

  Net cash flow provided from operating activities                 388.5       305.9      293.7       301.0

Investing activities
  Capital expenditures                                             (94.7)      (73.7)    (134.0)     (115.3)
  Short-term investments                                            (2.4)          -       (9.9)       (5.4)
  Other                                                            (14.3)       (6.8)      (6.0)       (3.5)

  Net cash flow used for investing activities                     (111.4)      (80.5)    (149.9)     (124.2)

Financing activities
  Net proceeds from issuing long-term debt                          99.0        49.7      148.4        49.7
  Disbursements to retire long-term debt                          (129.9)      (25.0)    (182.5)      (25.0)
  Short-term borrowings (repayments), net                         (164.9)     (169.3)      (8.7)      (79.4)
  Dividends paid                                                   (52.6)      (50.8)     (69.6)      (67.3)
  Disbursements to reacquire stock                                 (25.4)      (40.6)     (34.2)      (55.2)
  Other                                                               .4         1.1          .7        2.2

  Net cash flow used for financing activities                     (273.4)     (234.9)    (145.9)     (175.0)

Net increase (decrease) in cash and cash equivalents                 3.7        (9.5)      (2.1)        1.8

Cash and cash equivalents, beginning of period                       5.2        20.5       11.0         9.2

Cash and cash equivalents, end of period                         $   8.9     $  11.0    $   8.9     $  11.0

Supplemental information
  Income taxes paid, net of refunds                              $  32.5     $  43.4    $  55.4     $  62.9
  Interest paid, net of amounts capitalized                         38.6        41.0       48.0        47.7


<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                             September 30     December 31     September 30
                          Assets                                 1998             1997            1997

Current assets
  Cash and cash equivalents                                    $     8.9       $     5.2        $    11.0
  Short-term investments, at cost which approximates market         22.6            20.2             12.7
  Receivables, less allowances of $7.2,
    $8.6 and $8.8, respectively                                    145.6           354.6            154.5
  Gas in storage, at last-in, first-out cost                       119.6           127.8            145.2
  Other                                                             33.1            27.0             25.5

                                                                   329.8           534.8            348.9

Property, plant and equipment, at cost
  Gas distribution                                               3,089.6         3,026.8          3,014.0
  Shipping                                                         258.2           240.4            238.6
  Other                                                              1.0              .5               .6
                                                                 3,348.8         3,267.7          3,253.2
  Less accumulated depreciation                                  1,616.8         1,531.9          1,502.0

                                                                 1,732.0         1,735.8          1,751.2

Other assets                                                       157.8           124.0            116.9

                                                               $ 2,219.6       $ 2,394.6        $ 2,217.0

               Liabilities and Capitalization

Current liabilities
  Long-term obligations due within one year                    $      .9       $    25.4        $    25.4
  Short-term borrowings                                            114.0           278.9            122.7
  Accounts payable                                                 274.7           241.9            263.4
  Accrued gas costs                                                 21.1            25.1             10.6
  Other                                                             37.5            50.3             31.0

                                                                   448.2           621.6            453.1

Deferred credits and other liabilities
  Deferred income taxes                                            233.1           214.9            214.2
  Regulatory income tax liability                                   79.3            81.7             82.1
  Unamortized investment tax credits                                44.7            46.2             46.8
  Other                                                            105.8           129.6            135.3

                                                                   462.9           472.4            478.4

Capitalization
  Long-term debt                                                   550.2           550.2            550.1
  Preferred stock
    Redeemable                                                       6.2             6.3              6.3
    Nonredeemable                                                     .1              .1               .1
  Common equity
    Common stock                                                   119.1           120.5            121.1
    Retained earnings                                              632.9           623.5            607.9

                                                                 1,308.5         1,300.6          1,285.5

                                                               $ 2,219.6       $ 2,394.6        $ 2,217.0


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

LONG-TERM DEBT

In July 1998, Nicor Gas redeemed $25 million of 6-1/4% First Mortgage Bonds due in 1999. The early debt retirement was financed with short-term borrowings.

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

Nicor's third quarter 1998 diluted earnings per common share were $.43 compared with $.40 a year ago due to gains on real estate sales and the positive impact of a stock repurchase program. Related net income was $20.6 million compared with $19.5 million in 1997.

Diluted earnings per common share for the nine months ended September 30, 1998, were $1.77 compared with $1.80 a year ago despite weather that was 23 percent warmer. Positive factors included a reduction in operating and maintenance expenses in the gas distribution segment, a significant increase in deliveries of natural gas for electric power generation and improved operating results in the shipping segment. Favorable nonoperating factors included gains on real estate sales and the impact of a stock repurchase program. Related net income was $85.3 million compared with $88.6 million.

Diluted earnings per common share for the twelve months ended September 30, 1998, rose to $2.58 from $2.51 a year ago. Related net income was $124.5 million compared with $123.8 million. The positive factors noted above more than offset the negative impact of weather that was 17 percent warmer than the prior year.

Operating income (loss) for the periods ended September 30 by business segment was:

                        Three months      Nine months    Twelve months
   (Millions)           1998     1997    1998    1997    1998     1997

   Gas distribution    $ 34.9   $ 35.0  $138.1  $151.4  $196.8   $211.6
   Shipping               5.1      5.2    17.5    16.5    26.4     21.7
   Corporate and other   (1.1)    (1.6)   (2.8)   (3.4)   (5.1)    (5.1)

                       $ 38.9   $ 38.6  $152.8  $164.5  $218.1   $228.2


The following summarizes operating income comparisons by business segment:

- Gas distribution operating income for the three-month period was about the same as a year ago. For the nine- and twelve-month periods, operating income decreased $13.3 million and $14.8 million, respectively, due to the adverse impact of unusually warm weather, partially offset by reduced operating and maintenance expenses.

- Shipping operating income for the three-month period was essentially unchanged from a year ago despite the adverse impact of Hurricane Georges in September 1998. For the nine- and twelve-month periods, operating income increased $1 million and $4.7 million, respectively, due primarily to higher volumes shipped.




Nicor Inc.                                                            Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 14 and 15. The following summarizes the major changes in Nicor's revenues and expenses.

Operating revenues decreased $376 million and $389.2 million for the nine- and twelve-month periods, respectively. For both periods, the decrease was due primarily to lower revenues in the gas distribution segment, resulting principally from lower natural gas supply costs, which are passed directly through to customers, and lower deliveries of natural gas related to significantly warmer weather.

Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended September 30. For the nine- and twelve-month periods, margin decreased due to the negative impact of warmer weather. Margin per Mcf delivered decreased in the three-month period due to additional lower-margin deliveries for electric power generation. In the nine- and twelve-month periods, margin per Mcf delivered increased as the impact of a reduction in lower-margin deliveries due to warmer weather more than offset the effect of additional deliveries for electric power generation.

                             Three months Nine months Twelve months 1998 1997 1998 1997 1998 1997
  Gas distribution
    margin (Millions)       $ 89.6  $ 88.1  $341.3  $356.7  $480.6  $499.5

  Margin per Mcf
    delivered                 1.28    1.35     .98     .95     .93     .91


Operating and maintenance expenses increased in the nine- and twelve-month periods due primarily to higher volume related costs in the shipping segment which more than offset lower costs in the gas distribution segment. Operating and maintenance expenses were lower in the gas distribution segment due primarily to lower retirement benefit costs, resulting principally from favorable pension fund investment returns.

Depreciation expense increased in the nine- and twelve-month periods primarily due to gas plant additions.

Other income increased in each period due to gains on real estate sales.




Nicor Inc.                                                            Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $82.6 million for the nine-month period due primarily to changes in working capital items in the gas distribution segment. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain gas distribution factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million, and the company had $114 million of commercial paper outstanding. At September 30, 1998, the unused lines of credit under these credit agreements were $166 million.

In 1998, Nicor committed an additional $10 million to a low income housing tax credit fund and invested $15 million to expand the company's equity interest in a cargo container leasing business.

In July 1998, Nicor Gas redeemed $25 million of 6-1/4% First Mortgage Bonds due in 1999. The early debt retirement was financed with short-term borrowings.

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

Under an existing common stock repurchase program, Nicor purchased and retired 600,200 common shares during the first nine months of 1998 at an aggregate cost of $24.1 million.

Effective with the dividend paid on May 1, 1998, Nicor's quarterly dividend on common stock was increased 5.7 percent to 37 cents per share.




Nicor Inc.                                                           Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

YEAR 2000

The following disclosure contains forward-looking statements.   Nicor's
ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.

Nicor Gas. Nicor Gas has established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. Work is progressing in the following phases: inventory, assessment, remediation, testing and contingency planning. The company's Year 2000 effort, which began in early 1996, encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory and assessment are complete. Mainframe remediation is nearly complete, with all but two systems remediated, tested and in production. The remaining two systems, which are internal payroll and benefits systems, are scheduled to be in production by the first quarter of 1999. A number of systems have been or are being replaced by Year 2000 compliant systems on client-server platforms. While hardware failure contingency plans have been established, plans to address possible extended failures of critical software will be developed by mid 1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory of its client-server and desktop systems. Assessment of these systems is substantially complete. Many of the systems are new and were designed to be compliant. Remediation and testing are scheduled to be completed by mid 1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the third quarter of 1999.




Nicor Inc.                                                           Page 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Telecommunications. An inventory of telecommunication issues, which involve data and voice communications, has also been completed. Assessment is scheduled to be completed by year-end 1998. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid 1999. Contingency plans exist for many short duration outages, and by the third quarter of 1999, the company expects to have addressed any potentially more severe problems which may occur.

Embedded Systems. The company has performed a system level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. The company is now concentrating on a more detailed inventory and assessment at the component level in critical areas and expects this to be completed by the first quarter of 1999. It is estimated that approximately 90 percent of the components identified are Year 2000 compliant. Remediation has begun and is expected to be completed by mid 1999. Testing plans for critical processes are being formulated and testing is expected to be completed by mid 1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.

Third Parties. Nicor Gas is currently contacting entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available. Assessment is scheduled to be completed in early 1999, necessary actions taken by mid 1999, and contingency planning completed by the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $2 million through September 30, 1998, and currently estimates an additional $3 million to $4 million will be incurred in connection with its Year 2000 efforts.
The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company currently estimates that as much as an additional $5 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

Risks. The company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the company's basic operations as well as the operations of many of its customers.




Nicor Inc.                                                           Page 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

With respect to Nicor Gas' operations, those over which it has direct control, the company believes the most significant potential risks involve: its ability to use electronic devices to control and operate its distribution system, its ability to respond appropriately to customers' calls for information and assistance, and its ability to maintain its internal network of computer systems. The company's Year 2000 project is designed to concentrate its efforts on these critical areas.

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company's ability to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to develop contingency plans.

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at an alternate site. The company continues to develop contingency plans that will address a variety of scenarios that could emerge and expects that effort to continue through 1999.

Other Nicor Affiliates. Affiliates other than Nicor Gas are also managed as part of the Year 2000 project with similar action plans. Most of the Year 2000 issues in these businesses are similar to those of Nicor Gas. These affiliates, being relatively small ventures, appear to be impacted in only minor ways, with the exception of Tropical Shipping. Tropical Shipping is remediating its main cargo tracking program and has particular concerns with Caribbean inter-island communications. Tropical's overall schedule calls for remediation activities to be completed by mid 1999, and contingency plans to be completed by the third quarter of 1999. Costs for remediation are not expected to be significant.




Nicor Inc.                                                           Page 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

OTHER

Strategic Alliance. In July 1998, Nicor and Dynegy Inc. (formerly NGC Corporation) announced the formation of a strategic alliance to jointly pursue wholesale power generation projects. The alliance will focus on the Midwest market. Potential customers include industrial businesses, utilities and municipalities.

Pipeline Projects. In April 1998, Northern States Power (NSP) announced its withdrawal from the Viking Voyageur Pipeline project. Despite the exit of NSP, Nicor and TransCanada Pipelines (TransCanada) continued to jointly evaluate options that would meet the growing needs of the Midwest market.
In September 1998, after analyzing alternatives, Nicor and TransCanada agreed to no longer pursue this project because of an inability to obtain adequate commitments from prospective shippers. These events did not have a material impact on the company's financial condition or results of operations.

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

Customer SelectSM Pilot Program. In September 1998, the Ill.C.C. approved Nicor Gas' plans for the second year of its pilot program, Customer Select. In the first year, 20,000 small commercial and industrial customers enrolled in the program. Beginning January 1999, up to an additional 40,000 commercial and industrial customers, and as many as 80,000 residential customers in select communities will have the opportunity to choose their natural gas supplier.



Nicor Inc.                                                                                          Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OPERATING STATISTICS

Gas Distribution

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                           Three months ended    Nine months ended     Twelve months ended
                                              September 30          September 30           September 30
                                            1998      1997        1998       1997        1998       1997

Operating revenues (Millions):
  Sales
    Residential                           $   96.0  $   93.4    $  562.2   $  776.3    $  911.8   $1,112.6
    Commercial                                17.2      21.1       138.0      219.8       233.1      314.5
    Industrial                                 2.3       5.0        20.9       44.7        33.0       65.2
                                             115.5     119.5       721.1    1,040.8     1,177.9    1,492.3

  Transportation
    Commercial                                11.8       9.3        40.1       38.6        57.0       55.6
    Industrial                                 9.2      10.8        28.2       34.9        41.6       48.5
                                              21.0      20.1        68.3       73.5        98.6      104.1

  Revenue taxes and other                     11.5      11.5        77.6      100.8       106.0      130.6

                                          $  148.0  $  151.1    $  867.0   $1,215.1    $1,382.5   $1,727.0


Deliveries (Bcf):
  Sales
    Residential                               15.1      15.7       128.8      157.5       204.6      238.2
    Commercial                                 2.7       3.6        31.8       44.8        52.0       67.0
    Industrial                                  .5       1.5         5.4       10.6         7.7       16.6
                                              18.3      20.8       166.0      212.9       264.3      321.8

  Transportation
    Commercial                                 8.1       6.3        44.2       44.6        65.6       66.7
    Industrial                                43.5      37.9       136.6      119.6       185.0      158.9
                                              51.6      44.2       180.8      164.2       250.6      225.6

                                              69.9      65.0       346.8      377.1       514.9      547.4


Average gas cost per Mcf sold             $   2.71  $   2.45    $   2.79   $   3.57    $   3.05   $   3.40


Weather statistics:
  Degree days                                   18         51      3,123      4,046       5,331      6,387
  Percent colder (warmer) than normal        (79.5)    (42.0)      (20.6)       2.8       (12.8)       4.4


Customers at end of period (Thousands):
  Sales
    Residential                            1,718.8   1,690.2
    Commercial                               124.5     140.0
    Industrial                                 8.9      11.1
                                           1,852.2   1,841.3

  Transportation
    Commercial                                36.5      18.7
    Industrial                                 5.0       2.9
                                              41.5      21.6

                                           1,893.7   1,862.9



Nicor Inc.                                                                                             Page 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS (Concluded)

Shipping
                                              Three months ended    Nine months ended     Twelve months ended
                                                 September 30          September 30           September 30
                                               1998       1997       1998       1997        1998       1997

Operating revenues (Millions)                $   52.5   $   51.7   $  161.2   $  153.0    $  221.4   $  206.6

Operating income (Millions)                  $    5.1   $    5.2   $   17.5   $   16.5    $   26.4   $   21.7

TEUs shipped (Thousands)
  Southbound                                     27.5       27.1       85.5       78.1       117.4      105.0
  Northbound                                      4.3        3.7       11.5       10.9        15.1       14.4
  Interisland                                     2.1        3.9        7.1        9.7        11.4       12.0

                                                 33.9       34.7      104.1       98.7       143.9      131.4

Revenue per TEU                              $  1,511   $  1,440   $  1,508   $  1,491    $  1,500   $  1,511

Ports served                                       23         27

Vessels owned                                      14         14




Nicor Inc.                                                           Page 16

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 18 filed herewith.

  (b) The company did not file a report on Form 8-K during the third quarter of 1998.




Nicor Inc.                                                           Page 17

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Nicor Inc.



Date   November 12, 1998           By          DAVID L. CYRANOSKI
                                               David L. Cyranoski
                                              Senior Vice President,
                                             Secretary and Treasurer




Nicor Inc.                                                           Page 18


Exhibit Index

Exhibit
 Number                        Description of Document

  27.01    Financial Data Schedule.