Form 10-K405
period 1998-12-31
NICOR INC
filed 1999-03-19
CIK 72020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1998
       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1999, 47,473,776 common shares were outstanding. The aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.8 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 1999 Annual Meeting Definitive Proxy Statement, dated March 5, 1999, are incorporated by reference into Part III.





Nicor Inc.                                                            Page i

Table of Contents

Item No.                                                                 Page

             Part I
    1.       Business................................................       1
    2.       Properties..............................................       5
    3.       Legal Proceedings.......................................       5
    4.       Submission of Matters to a Vote of Security Holders.....       5
             Executive Officers of the Registrant....................       6

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters...................................       7
    6.       Selected Financial Data.................................       8
    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................       9
   7A.       Quantitative and Qualitative Disclosures About
               Market Risk...........................................      20
    8.       Financial Statements and Supplementary Data.............      21
    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................      39

             Part III
   10.       Directors and Executive Officers of the Registrant......      39
   11.       Executive Compensation..................................      39
   12.       Security Ownership of Certain Beneficial Owners
               and Management........................................      39
   13.       Certain Relationships and Related Transactions..........      39

             Part IV
   14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...........................................      39
             Signatures..............................................      41
             Exhibit Index...........................................      42


Glossary

Cogeneration - Simultaneous production of electricity and heat from a single fuel, such as natural gas.
Degree day - The extent to which the daily average temperature falls below
             65 degrees Fahrenheit.
FERC - Federal Energy Regulatory Commission.
ICC - Illinois Commerce Commission.
Mcf, Bcf - Thousand cubic feet, billion cubic feet.
TEU - Twenty-foot equivalent unit.




Nicor Inc.                                                            Page 1

PART I

Item 1.   Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company), one of the nation's largest natural gas distribution companies, and Tropical Shipping, a transporter of containerized freight in the Caribbean. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets. Nicor also owns several energy-related subsidiaries and is a partner in Nicor Energy, a provider of unregulated energy products and services. Nicor had approximately 3,300 employees at year-end 1998.

Financial information on Nicor's major business segments is included in Business Segment and Geographic Information beginning on page 35. Certain terms used herein are defined in the Glossary on page i.

GAS DISTRIBUTION

General

Nicor Gas delivers natural gas to 1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 40,000 commercial and industrial customers who purchase their own gas supplies. The company's service territory encompasses most of the northern third of Illinois, excluding the city of Chicago. Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, 5 percent of the agreements will expire in five years or less. The company has approximately 2,200 employees.

Nicor Gas' service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1998, residential customers accounted for about 40 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 35 percent, respectively. In addition, the company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Statistics on page 15 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.

Customer Services

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select test program will allow 80,000 residential customers to select their natural gas supplier. Additional information on the test program is presented in




Nicor Inc.                                                            Page 2

Item 1.   Business (continued)

Factors Affecting Business Performance beginning on page 13. Transportation customers have options that include use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and intrastate transportation services to marketers, interstate pipelines and neighboring gas distribution companies.

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

Gas supply. Nicor Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are generally negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years.

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 1998 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to six interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission




Nicor Inc.                                                            Page 3

Item 1.   Business (continued)

Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire in the year 2000.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and reduces costs.

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Factors Affecting Business Performance beginning on page 13.

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. Currently, the company's cost of gas is passed on to the customer without markup.

In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan involves comparing the company's actual





Nicor Inc.                                                            Page 4

Item 1.   Business (continued)

natural gas supply costs to a market-based benchmark, and any difference would be shared between Nicor Gas and its customers. The company expects an ICC ruling on its filing in the fourth quarter of 1999 with an effective date of January 1, 2000, if the proposal is approved by the ICC in a manner acceptable to the company.

In 1997, the ICC approved Nicor Gas' plans for a three-year test program called Customer Select that will give more customers the opportunity to choose their natural gas supplier. This program was launched in 1998. Additional information on the test program is presented in Factors Affecting Business Performance beginning on page 13.

Properties

The gas distribution, transmission and storage system includes approximately 29,000 miles of steel, plastic and cast iron main; approximately 26,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region which is characterized by modest market growth and intensifying competition. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use by hotels, resorts and cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of agricultural products and apparel and interisland shipments. The company also provides additional related services including inland transportation and cargo insurance.

Tropical Shipping's owned fleet consists of 13 vessels with a container capacity totaling approximately 3,100 TEUs. Whenever practical, excess capacity in Tropical Shipping's fleet is chartered out on a short-term basis. In addition, the company owns containers, container-handling equipment,




Nicor Inc.                                                            Page 5

Item 1.   Business (concluded)

chassis and other equipment. Real property, a significant portion of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served.

Additional information about Tropical Shipping's business is presented in Factors Affecting Business Performance beginning on page 13.

OTHER NICOR VENTURES

Nicor is continually looking for opportunities to provide products and services that will meet customers' energy needs. Additional information pertaining to these ventures is presented in Factors Affecting Business Performance beginning on page 13.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Contingencies on page 37.

Item 2.   Properties

Information with respect to this item concerning Nicor and its major subsidiaries' properties is included in Item 1, Business, above, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Contingencies on page 37 and Regulation beginning on page 3, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.




Nicor Inc.                                                            Page 6

Executive Officers of the Registrant

Executive officers of the company are elected annually by the Board of Directors.

         Name               Age             Current Position and Background

Thomas L. Fisher             54     Chairman, Nicor and Nicor Gas (since 1996);
                                    Chief Executive Officer, Nicor (since 1995) and Nicor Gas (since 1988); President, Nicor
                                    (since 1994) and Nicor Gas (since 1988); and
                                    Chief Operating Officer, Nicor (1994).

Philip S. Cali               51     Senior Vice President Operations, Nicor Gas
                                    (since 1995); Vice President Engineering,
                                    Codes and Environmental Affairs, Nicor Gas
                                    (1994-1995); and Vice President New Business
                                    Development, Costain Holdings Inc. (company engaged in natural resource development)
                                    (1987-1994).

David L. Cyranoski           55     Senior Vice President, Nicor and Nicor Gas
                                    (since 1995); Secretary, Nicor (since 1992) and Nicor Gas (since 1993); Treasurer, Nicor and Nicor Gas (since 1998); Controller,
                                    Nicor (1992-1998) and Nicor Gas (1984-1998);
                                    and Vice President, Nicor (1992-1995) and
                                    Nicor Gas (1984-1995).

Kathleen L. Halloran         46     Senior Vice President Administration, Nicor
                                    Gas (since 1998); Senior Vice President
                                    Information Services, Rates and Human
                                    Resources, Nicor Gas (1996-1998); Vice
                                    President Information Services, Rates and
                                    Human Resources, Nicor Gas (1995-1996); Vice
                                    President Information Services and Rates,
                                    Nicor Gas (1994-1995); and Vice President
                                    Information Services and General Accounting,
                                    Nicor Gas (1992-1994).

Thomas A. Nardi              44     Senior Vice President Nonutility Operations
                                    and Business Development, Nicor (since
                                    1995); Senior Vice President Business
                                    Development, Nicor Gas (since 1995); Vice
                                    President Business Development, Nicor (1994-
                                    1995); Vice President Supply and Business
                                    Development, Nicor Gas (1994-1995); and Vice
                                    President Rates and Supply, Nicor Gas
                                    (1993-1994).

George M. Behrens            43     Vice President and Controller, Nicor and
                                    Nicor Gas (since 1998); Vice President
                                    Accounting, Nicor Gas (1996-1998); and Vice
                                    President and Treasurer, Tropical Shipping
                                    (1991-1996).




Nicor Inc.                                                            Page 7

Executive Officers of the Registrant (concluded)

         Name               Age             Current Position and Background

Claudia J. Colalillo         49     Vice President Human Resources, Nicor and
                                    Nicor Gas (since 1998); Senior Vice
                                    President Organizational Development,
                                    May & Speh, Inc. (provider of technology-based information management services) (1995
                                    -1998); and Vice President Human Resources,
                                    May & Speh, Inc. (1992-1995).

Daniel R. Dodge              45     Vice President Business Development, Nicor
                                    and Nicor Gas (since 1998); and Vice
                                    President Business and Asset Development,
                                    MidCon Corp. (diversified energy company with gas pipeline and power marketing operations) (1994-1998).

Edwin M. Werneke             60     Vice President Supply Ventures, Nicor (since
                                    1995) and Nicor Gas (since 1996); Vice
                                    President Supply Administration, Nicor Gas
                                    (1995); and Assistant Vice President, Nicor
                                    Gas (1980-1995).


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges.
At February 28, 1999, there were approximately 34,000 common stockholders of record. On March 9, 1999, the Board of Directors declared a quarterly common stock dividend of 39 cents per share, payable May 1, 1999, to stockholders of record March 31, 1999. This payment represents an annual rate of $1.56 per share.

The common stock price range and dividends declared per common share by quarter for 1998 and 1997, are as follows:

                               Stock price           Dividends
             Quarter         High        Low          declared
            1998
              First       $43-3/8     $38-7/8        $     .37
              Second       43-3/16     37-1/2              .37
              Third        41-15/16    37-1/8              .37
              Fourth       44-7/16     40-3/8              .37

            1997
              First       $37         $31-7/8        $     .35
              Second       36-3/4      30                  .35
              Third        38-3/8      35                  .35
              Fourth       42-15/16    36-1/16             .35




Nicor Inc.                                                                                            Page  8

Item 6.  Selected Financial Data
                                                             Year Ended December 31
(millions, except per share data)            1998           1997           1996           1995           1994

Operating revenues                        $ 1,465.1      $ 1,992.6      $ 1,850.7      $ 1,480.1      $ 1,609.4
Operating income                          $   208.6      $   229.8      $   233.1      $   189.8      $   189.5
Net income
  Continuing operations                   $   116.4      $   127.9      $   121.2      $    99.8      $   109.5
  Discontinued operations                         -              -           15.0              -              -
                                          $   116.4      $   127.9      $   136.2      $    99.8      $   109.5
Basic earnings per common share
  Continuing operations                   $    2.43      $    2.62      $    2.42      $    1.96      $    2.07
  Discontinued operations                         -              -            .30              -              -
                                          $    2.43      $    2.62      $    2.72      $    1.96      $    2.07
Diluted earnings per common share
  Continuing operations                   $    2.42      $    2.61      $    2.41      $    1.96      $    2.07
  Discontinued operations                         -              -            .30              -              -
                                          $    2.42      $    2.61      $    2.71      $    1.96      $    2.07
Dividends declared per
  common share                            $    1.48      $    1.40      $    1.32      $    1.28      $    1.26

Property, plant and equipment
  Gross                                   $ 3,379.8      $ 3,267.7      $ 3,192.7      $ 3,110.4      $ 2,951.5
  Net                                       1,731.8        1,735.8        1,771.9        1,779.3        1,717.0
Total assets                              $ 2,364.6      $ 2,394.6      $ 2,438.6      $ 2,259.1      $ 2,209.9
Capitalization
  Long-term debt                          $   557.3      $   550.2      $   518.0      $   468.7      $   458.9
  Redeemable preferred stock                    6.3            6.4            7.5            8.9            9.4

  Common equity                               759.0          744.0          729.6          687.6          683.4
                                          $ 1,322.6      $ 1,300.6      $ 1,255.1      $ 1,165.2      $ 1,151.7




Nicor Inc.                                                            Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor's operating results and financial condition from 1996 to 1998. This review also discusses business trends and uncertainties that might affect Nicor. A summary of operating performance during this period is presented below, followed by a more detailed discussion. Certain terms used herein are defined in the Glossary on page i.

SUMMARY

Nicor's two major business segments are gas distribution and shipping. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets.

Nicor's 1998 income from continuing operations of $116.4 million decreased $11.5 million from 1997 due to the adverse impact of unusually warm weather. Positive factors included a reduction in operating and maintenance expenses in the gas distribution segment and improved operating results in the shipping segment. In 1997, Nicor's income from continuing operations of $127.9 million increased $6.7 million from 1996 due to nonoperating factors and improved operating results in the shipping segment.

Diluted earnings per common share from continuing operations decreased $.19 in 1998 to $2.42 and increased $.20 in 1997 to $2.61. Per share results in each period benefited from the company's common stock repurchase programs.

Operating income (loss) for the years ended December 31 by major business segment was:

(millions)                            1998            1997             1996
Gas distribution                  $   185.5       $   210.1        $   215.6
Shipping                               27.6            25.3             22.2
Corporate and other                    (4.5)           (5.6)            (4.7)
                                  $   208.6       $   229.8        $   233.1

The following summarizes operating income comparisons for major business segments:

- Gas distribution operating income decreased $24.6 million in 1998 due to the adverse impact of weather that was 23 percent warmer than the prior year, partially offset by a 4 percent reduction in operating and maintenance expenses. In 1997, gas distribution operating income decreased $5.5 million. Factors contributing to the decrease included lower deliveries, due partially to the impact of weather that was 3 percent warmer than the prior year, and the carryover impact of rate design changes and a depreciation rate increase. A significant positive contribution to 1997 operating income resulted from a 4 percent reduction in operating and maintenance expenses.




Nicor Inc.                                                           Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

- Shipping operating income rose $2.3 million in 1998 to a record $27.6 million due to a 4 percent increase in volumes shipped and higher average rates. In 1997, shipping operating income rose $3.1 million due to a 16 percent increase in volumes shipped and improved utilization of vessels and equipment.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues for the years ended December 31 by major business segment were:

(millions)                              1998            1997             1996
Gas distribution                     $ 1,229.0       $ 1,730.5        $ 1,610.2
Shipping                                 224.5           213.1            195.0
Corporate and other                       11.6            49.0             45.5
                                     $ 1,465.1       $ 1,992.6        $ 1,850.7

Nicor's operating revenues decreased $527.5 million in 1998. Gas distribution revenues were down significantly from the prior year due principally to lower natural gas supply costs, which are passed directly through to customers, and lower deliveries of natural gas related to the warmer weather. Shipping revenues rose 5 percent due to additional volumes shipped and higher average rates. In 1997, Nicor's operating revenues increased $141.9 million. Gas distribution revenues were up 7 percent from the prior year because of higher natural gas supply costs. Shipping revenues rose 9 percent as a result of additional volumes shipped.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table for the years ended December 31:

                                     1998            1997             1996
Margin (millions)                $   469.4       $   496.0        $   502.5
Margin per Mcf delivered               .96             .91              .90

Gas distribution margin declined $26.6 million in 1998 due to the negative impact of warmer weather. In 1997, margin declined $6.5 million due to warmer weather and the carryover impact of rate design changes. Margin per Mcf delivered increased in 1998 as lower-margin deliveries declined as a result of warmer weather.





Nicor Inc.                                                           Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance. In 1998, operating and maintenance expenses decreased $2.3 million to $338 million despite 5 percent higher costs in the shipping segment relating to an increase in volumes shipped. Lower retirement-benefits costs in the gas distribution segment, resulting principally from favorable pension fund investment returns, contributed to the overall decrease in operating and maintenance expenses. In 1997, operating and maintenance expenses increased $13.6 million to $340.3 million due primarily to higher costs in the shipping segment caused principally by increased volumes, which more than offset lower costs in the gas distribution segment. Operating and maintenance costs in the gas distribution segment decreased 4 percent due, in part, to lower payroll and retirement-benefits costs, which more than offset a higher provision for uncollectible accounts. Favorable pension fund investment returns contributed to the reduction in retirement-benefits costs.

Depreciation. Depreciation increased 4 percent in 1998 to $136.5 million due primarily to gas plant additions. In 1997, depreciation rose 5 percent to $131.2 million due to the change in the gas distribution composite depreciation rate and gas plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 28.

Nonoperating items. In 1997, other income increased $12.6 million to $16.2 million due primarily to a change in interest on income tax matters and gains from property sales. The company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value of these holdings through additional property sales or development over the next several years.

Interest expense decreased $2.5 million in 1998 to $46.6 million due primarily to lower interest rates and decreased average borrowing levels.

Discontinued operations. In 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. For further information on this adjustment, see Discontinued Operations on page 31.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet planned capital expenditures, debt and stock redemptions, dividend payments and working capital needs. These resources include net cash flow from operating activities, access to capital markets, unused lines of credit and short-term investments.

Operating. Net cash flow from operating activities increased $157.3 million in 1998 to $368.4 million and more than doubled in 1997 to $211.1 million due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due primarily to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.




Nicor Inc.                                                           Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing. Capital expenditures for the years ended December 31 by major business segment are presented below:

                               Estimated
(millions)                        1999            1998            1997             1996
Gas distribution               $     130       $   112.6       $   101.8        $   107.7
Shipping                              40            23.3            10.9             11.2
Corporate and other                    -              .3              .3              1.0
                               $     170       $   136.2       $   113.0        $   119.9

Gas distribution capital expenditures in 1998 were higher than the prior year due largely to expenditures for information technology. The increase in 1998 capital spending in the shipping segment related primarily to the replacement of existing leased equipment.

Capital spending in 1999 in the gas distribution segment is projected to increase to about $130 million due primarily to additional expenditures for information technology. The projected increase in 1999 capital expenditures in the shipping segment relates to the construction of a warehouse and progress payments on the construction of two vessels.

During 1998, the company expanded its cargo container leasing investment by $15 million and invested an additional $8 million in affordable housing tax credit funds. In 1997, Nicor invested $8 million in cargo container leasing and $7 million in affordable housing tax credit funds.

In January 1999, Nicor and Houston-based Dynegy Inc. announced plans to build a 250-megawatt, natural gas-powered electric generation plant at a cost of $70 million to $80 million. Nicor has a 50 percent equity interest in this project. The plant, which will be located in northern Illinois, is expected to be in service this summer and will use natural gas delivered through Nicor Gas' system to generate electricity that will provide more reliable electric service during high-demand periods.

Financing. Nicor's long-term debt as a percent of capitalization was 42.1 percent, 42.3 percent and 41.3 percent at year-end 1998, 1997 and 1996, respectively.

Long-term debt. Nicor Gas has $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In January 1999, Nicor Gas agreed to sell $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.




Nicor Inc.                                                           Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During 1998, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 5.75% due in 2003 and $50 million at 6.58% due in 2028. Redemptions of First Mortgage Bonds during 1998 were as follows: $25 million at 5.875% due in 1998, $25 million at 6.25% due in 1999 and $75 million at 8.25% due in 2022.

In 1997, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 6.75% due in 2002 and $50 million at 7.375% due in 2027. Redemptions of First Mortgage Bonds during 1997 were as follows: $25 million at 5.5% due in 1997 and $50 million at 9% due in 2019.

During 1996, Nicor Gas issued $75 million of First Mortgage Bonds at 6.45% due in 2001 and redeemed $50 million of First Mortgage Bonds at 4.5% due in 1996.

Short-term debt. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At December 31, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $280 million. The company had $234.5 million and $278.9 million of commercial paper outstanding at year-end 1998 and 1997, respectively.

Common stock. Through common stock repurchase programs, Nicor has purchased and retired .7 million, 1.3 million and .8 million shares in 1998, 1997 and 1996, respectively, at a cost of $28 million, $45 million and $26 million. These repurchases were financed in large part by cash flow from operations. At December 31, 1998, approximately $5 million remained authorized for the repurchase of common stock under an existing program.

Nicor increased its quarterly common stock dividend rate during 1998 for the eleventh consecutive year. The company paid dividends of $70 million, $67.5 million and $65.6 million in 1998, 1997 and 1996, respectively.

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

Gas distribution. Nicor Gas serves 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1998, residential customers accounted for about 40 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 35 percent, respectively.




Nicor Inc.                                                           Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to six interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while also providing transportation customers with direct access to gas supplies and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Nicor Gas' growth in deliveries has typically come from a combination of customer additions and increased usage among existing commercial and industrial customers. While the company anticipates continued modest growth in deliveries attributable to these factors, it expects this growth to be adversely affected by customers' installation of newer, more energy-efficient equipment. To help achieve growth in deliveries, Nicor Gas will continue to pursue other opportunities in the electric generation market. Nicor Gas has also been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and intrastate transportation services.

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The energy industry has undergone fundamental changes over the past several years. Since the 1980s industrial and large commercial customers have had the opportunity to purchase natural gas from suppliers other than their local gas distribution company. To make choice an option for even more customers, Nicor Gas launched its Customer Select test program in 1998, and 20,000 commercial and industrial customers, the maximum allowed to enroll,





Nicor Inc.                                                           Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

chose to participate. In September 1998, the company received approval to open the program to an additional 40,000 business customers and 80,000 residential customers beginning in 1999. In all instances, Nicor Gas will continue to deliver natural gas to the customer, provide for the safety and maintenance of its distribution system and read customer meters.

Gas Distribution Statistics
                                                  1998            1997             1996

Operating revenues (millions):
  Sales
    Residential                                $   813.6       $ 1,126.0        $ 1,040.2
    Commercial                                     189.4           314.8            281.9
    Industrial                                      27.5            56.8             54.4
                                                 1,030.5         1,497.6          1,376.5
  Transportation
    Commercial                                      58.6            55.3             55.7
    Industrial                                      39.4            48.4             54.0
                                                    98.0           103.7            109.7
  Revenue taxes and other                          100.5           129.2            124.0
                                               $ 1,229.0       $ 1,730.5        $ 1,610.2

Deliveries (Bcf):
  Sales
    Residential                                    192.4           233.2            247.0
    Commercial                                      44.3            65.2             67.0
    Industrial                                       7.1            12.9             15.0
                                                   243.8           311.3            329.0
  Transportation
    Commercial                                      67.5            66.0             73.5
    Industrial                                     175.7           168.0            154.1
                                                   243.2           234.0            227.6
                                                   487.0           545.3            556.6

Year-end customers (thousands):
  Sales
    Residential                                  1,737.6         1,710.0          1,688.5
    Commercial                                     127.9           143.0            142.1
    Industrial                                       9.1            11.1             11.6
                                                 1,874.6         1,864.1          1,842.2
  Transportation
    Commercial                                      35.9            18.7             18.1
    Industrial                                       5.0             3.0              2.7
                                                    40.9            21.7             20.8
                                                 1,915.5         1,885.8          1,863.0

Other statistics:
  Degree days (normal 6,116)                       4,834           6,254            6,429
  Colder (warmer) than normal                    (21.0)%            2.3%             5.1%
  Average gas cost per Mcf sold                $    2.76       $    3.54        $    2.99




Nicor Inc.                                                           Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region which is characterized by modest market growth and intensifying competition. The company has a reputation for providing quality and on-time service and has earned leading market shares in many of the ports it serves. Markets served include the Bahamas, Cayman Islands, Dominican Republic, Virgin Islands and Eastern Caribbean.

Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use by hotels, resorts and cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of agricultural products and apparel and interisland shipments.

The Caribbean marketplace is becoming increasingly competitive. The Ocean Shipping Reform Act, scheduled to go into effect on May 1, 1999, will allow confidential contracts between shipping companies and their customers. It is anticipated that this change will lead to further price competition. Additionally, global carriers are establishing a presence in the Caribbean market. Tropical Shipping plans to meet these challenges through competitive pricing, additional service offerings, expansion into additional ports and a more efficient deployment of its vessel fleet.

Shipping Statistics
                                                  1998            1997             1996

TEUs shipped (thousands)
  Southbound                                       119.4           110.0             97.4
  Northbound                                        16.1            14.5             14.3
  Interisland                                        8.7            14.0              7.5
                                                   144.2           138.5            119.2

Ports served                                          23              26               26
Vessels owned                                         13              14               14
Revenue per TEU                                $   1,526       $   1,488        $   1,558

Other Nicor Ventures. As the natural gas and electric utility industries are further deregulated, Nicor is continually looking for opportunities to provide products and services that will meet customers' energy needs--and for innovative ways to generate new revenue or contribute to earnings per share growth. Over the past few years, the company:

- entered the gas marketing business and formed a joint venture with Dynegy to sell natural gas, electricity and other products and services in Illinois and throughout the Midwest;
- partnered with Dynegy to develop large electric power generation projects in the Midwest;
-    entered the wholesale gas trading business; and
- launched a number of small, but strategic, businesses that build on Nicor's strengths and expertise in the utility industry.




Nicor Inc.                                                           Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements. In December 1998, the Emerging Issues Task Force reached a consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These pronouncements are not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 29.

Market Risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.

Commodity Price Risk. The company has established policies and procedures governing the management of commodity market risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee exists to oversee compliance with such policies and procedures.

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all prudently incurred costs of natural gas to be recovered from customers.

Nicor's unregulated energy businesses are subject to natural gas commodity price risk, arising primarily from fixed price purchase and sale agreements and gas in storage inventories. Derivative commodity instruments such as futures, options and swaps may be used to hedge this risk. The company also participates in nontrading activities. Open positions in the trading sector are restricted by policy to an immaterial amount. To manage the credit risk inherent in the company's commodity price risk management programs, the company contracts with creditworthy counterparties and limits its exposure to any one counterparty.

Commodity price sensitivity analysis is used to measure the company's exposure to changes in the price of natural gas. The company's net commodity position consists of inventories, purchase and sale agreements, and exchange traded and over-the-counter contracts. The fair value of the company's net position at December 31, 1998, was $18 million, based upon quoted futures and basis prices. A 10 percent adverse change in such prices would negatively impact net income by about $1 million. Actual values and results will differ as market conditions vary.

Interest Rate Risk. The company is also exposed to changes in interest rates primarily as a result of its short- and long-term debt. The company manages its interest rate risk primarily by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statement of Capitalization on page 26 and Short- and Long-Term Debt and Fair Value of Financial Instruments on page 33.




Nicor Inc.                                                           Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Readiness. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. If date-sensitive devices incorrectly read the year 2000 and assume it to be 1900, many computer systems and software applications, as well as embedded chips, could fail or produce erroneous results.

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor's ability to meet its objectives identified below is dependent upon several factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.

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

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment and remediation are complete. Testing is nearly complete, with all but one system tested and in production. The internal payroll system is scheduled to be tested and in production by the second quarter of 1999. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms.
Hardware failure contingency plans have been established and plans to address possible extended failures of critical software will be developed by mid-1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are scheduled to be completed by mid-1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the third quarter of 1999.




Nicor Inc.                                                           Page 19

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid-1999. Contingency plans exist for many short duration outages, and by the third quarter of 1999, the company expects to have addressed any potentially more severe problems which may occur.

Embedded Systems. The company has performed a system level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment at the component level in critical areas has been substantially completed, and is expected to be finalized by the first quarter of 1999. Experience has indicated that approximately 90 percent of the components identified are Year 2000 compliant. Remediation has begun and is expected to be completed by mid-1999. Testing plans for critical processes are being formulated and testing is expected to be completed by mid-1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.

Third Parties. Nicor Gas has contacted entities with which it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses and the results of ongoing communications, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available. Assessment is scheduled to be completed in early 1999, necessary actions taken by mid-1999, and contingency planning completed by the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $3 million through December 31, 1998, and estimates an additional $3 million to $4 million will be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that as much as an additional $2 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company's ability to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to: lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to develop contingency plans.

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company continues to develop contingency plans that will address a variety of scenarios that could emerge and expects that effort to continue through 1999.

Other Nicor Affiliates. Affiliates other than Nicor Gas are also managed as part of the Year 2000 project with similar action plans. Most of the Year 2000 issues in these businesses are similar to those of Nicor Gas. These affiliates, being relatively small ventures, appear to be impacted in only minor ways, with the exception of Tropical Shipping. Tropical Shipping has remediated its main cargo-tracking program and has particular concerns with Caribbean interisland communications. Tropical's overall schedule calls for remediation activities to be completed by mid-1999, and testing and contingency plans to be completed by the third quarter of 1999. Costs for remediation are not expected to be significant.

Other Contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on page 37.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Market Risk on page 17, which is incorporated herein by reference.




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




Nicor Inc.                                                             Page 22

Report of Independent Public Accountants



To the Shareholders and Board of Directors of Nicor Inc.:


We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Inc. and subsidiary companies as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 40 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits on the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Chicago, Illinois
January 26, 1999



Nicor Inc.                                                                                                               Page 23

Consolidated Statement of Income
(millions, except per share data)
                                                                                       Year ended December 31
                                                                              1998               1997              1996
Operating revenues                                                         $ 1,465.1          $ 1,992.6         $ 1,850.7

Operating expenses
  Cost of gas                                                                  682.7            1,164.2           1,044.7
  Operating and maintenance                                                    338.0              340.3             326.7
  Depreciation                                                                 136.5              131.2             125.3
  Taxes, other than income taxes                                                99.3              127.1             120.9
                                                                             1,256.5            1,762.8           1,617.6
Operating income                                                               208.6              229.8             233.1

Other income (expense), net                                                     15.5               16.2               3.6

Income before interest on debt and income taxes                                224.1              246.0             236.7

Interest on debt, net of amounts capitalized                                    46.6               49.1              47.8

Income before income taxes                                                     177.5              196.9             188.9

Income taxes                                                                    61.1               69.0              67.7

Income from continuing operations                                              116.4              127.9             121.2

Income from discontinued operations, net of income taxes                           -                  -              15.0

Net income                                                                     116.4              127.9             136.2

Dividends on preferred stock                                                      .3                 .4                .4

Earnings applicable to common stock                                        $   116.1          $   127.5         $   135.8

Basic earnings per average share of common stock
  Continuing operations                                                    $    2.43          $    2.62         $    2.42
  Discontinued operations                                                          -                  -               .30
                                                                           $    2.43          $    2.62         $    2.72
  Average shares of common stock outstanding                                    47.9               48.8              50.0

Diluted earnings per average share of common stock
  Continuing operations                                                    $    2.42          $    2.61         $    2.41
  Discontinued operations                                                          -                  -               .30
                                                                           $    2.42          $    2.61         $    2.71
  Average dilutive shares of common stock                                       48.1               48.9              50.1
<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                                                                Page 24

Consolidated Statement of Cash Flows
(millions)
                                                                                      Year ended December 31
                                                                            1998                1997             1996

Operating activities
  Net income                                                               $   116.4          $   127.9         $   136.2
  Adjustments to reconcile net income to net cash
    flow provided from operating activities:
      Depreciation                                                             136.5              131.2             125.3
      Deferred income tax expense (benefit)                                     18.6              (14.3)             (1.4)
      Change in assets and liabilities:
        Receivables, less allowances                                            90.6              (14.6)            (78.3)
        Gas in storage                                                          22.3                3.8             (55.2)
        Deferred/accrued gas costs                                               4.8               76.2             (42.4)
        Accounts payable                                                        28.4              (92.0)             25.5
        Prepaid pension benefit cost                                           (20.9)             (12.8)            (11.3)
        Other                                                                  (28.3)               5.7               6.2

  Net cash flow provided from operating activities                             368.4              211.1             104.6

Investing activities
  Capital expenditures                                                        (136.2)            (113.0)           (119.9)
  Short-term investments                                                       (35.6)              (7.5)              6.9
  Other                                                                        (19.9)              (5.7)               .5

  Net cash flow used for investing activities                                 (191.7)            (126.2)           (112.5)

Financing activities
  Net proceeds from issuing long-term debt                                     107.3              106.3              74.2
  Disbursements to retire long-term debt                                      (129.9)             (77.6)            (50.0)
  Short-term borrowings (repayments), net                                      (44.4)             (13.1)             93.2
  Dividends paid                                                               (70.3)             (67.8)            (66.0)
  Disbursements to reacquire stock                                             (33.4)             (49.4)            (35.7)
  Other                                                                          1.8                1.4               5.9

  Net cash flow provided from (used for) financing activities                 (168.9)            (100.2)             21.6

Net increase (decrease) in cash and cash equivalents                             7.8              (15.3)             13.7

Cash and cash equivalents, beginning of year                                     5.2               20.5               6.8

Cash and cash equivalents, end of year                                     $    13.0          $     5.2         $    20.5

Supplemental information
  Income taxes paid, net of refunds                                        $    42.9          $    66.6         $    75.3
  Interest paid, net of amounts capitalized                                     49.1               50.5              46.4

<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                                                                 Page 25

Consolidated Balance Sheet
(millions)
                                                                                                    December 31
                                                                                            1998                   1997
                          Assets
Current assets
  Cash and cash equivalents                                                              $    13.0              $     5.2
  Short-term investments, at cost which approximates market                                   55.8                   20.2
  Receivables, less allowances of $6.3 and $8.6, respectively                                264.0                  354.6
  Gas in storage, at last-in, first-out cost                                                 105.5                  127.8
  Other                                                                                       26.4                   27.0

                                                                                             464.7                  534.8

Property, plant and equipment, at cost
  Gas distribution                                                                         3,119.7                3,026.8
  Shipping                                                                                   258.9                  240.4
  Other                                                                                        1.2                     .5
                                                                                           3,379.8                3,267.7
  Less accumulated depreciation                                                            1,648.0                1,531.9

                                                                                           1,731.8                1,735.8

Other assets                                                                                 168.1                  124.0

                                                                                         $ 2,364.6              $ 2,394.6

               Liabilities and capitalization

Current liabilities
  Long-term obligations due within one year                                              $     1.2              $    25.4
  Short-term borrowings                                                                      234.5                  278.9
  Accounts payable                                                                           270.3                  241.9
  Accrued gas costs                                                                           29.9                   25.1
  Other                                                                                       43.0                   50.3

                                                                                             578.9                  621.6

Deferred credits and other liabilities
  Deferred income taxes                                                                      238.9                  214.9
  Regulatory income tax liability                                                             78.6                   81.7
  Unamortized investment tax credits                                                          44.1                   46.2
  Other                                                                                      101.5                  129.6

                                                                                             463.1                  472.4

Capitalization
  Long-term debt                                                                             557.3                  550.2
  Preferred stock                                                                              6.3                    6.4
  Common equity                                                                              759.0                  744.0

                                                                                           1,322.6                1,300.6

                                                                                         $ 2,364.6              $ 2,394.6

<F1>
The accompanying notes are an integral part of this statement.

Nicor Inc.                                                                                                                Page 26

Consolidated Statement of Capitalization
(millions, except share data)
                                                                                  December 31
                                                                        1998                       1997
First Mortgage Bonds
  Maturity                     Interest rate
    1998                           5.875%                         $      -                  $    25.0
    1999                           6.25                                  -                       25.0
    2000                           5.875                              50.0                       50.0
    2001                           6.45                               75.0                       75.0
    2002                           6.75                               50.0                       50.0
    2003                           5.75                               50.0                          -
    2021                           8.875                              50.0                       50.0
    2022                           8.25                                  -                       75.0
    2023                           7.375                              50.0                       50.0
    2024                           8.25                               50.0                       50.0
    2025                           7.26                               50.0                       50.0
    2027                           7.375                              50.0                       50.0
    2028                           6.58                               50.0                          -
                                                                     525.0                      550.0
  Less: Amount due within one year                                       -                       25.0
        Unamortized debt discount, net of premium                      4.2                        4.1

                                                                     520.8     39.4%            520.9     40.1%

Other long-term debt
  Notes payable due 2000, 6.83%                                       22.5                       22.5
  Other                                                               15.2                        7.2
                                                                      37.7                       29.7
  Less: Amount due within one year                                     1.2                         .4

                                                                      36.5      2.7              29.3      2.2

Preferred and preference stock
  Cumulative, $50 par value, 1,600,000 preferred shares
     authorized; and cumulative, without par value,
     20,000,000 preference shares authorized
       Redeemable preferred stock, 4.48% and 5.00% series,
        125,223 and 125,623 shares outstanding, respectively           6.3       .5               6.4       .5

Common equity
  Common stock, $2.50 par value (160,000,000 and 80,000,000
     shares authorized, 4,854,542 and 5,033,974 shares reserved for conversion and other purposes and 47,513,714 and
     48,216,656 shares outstanding, respectively)                    118.8                      120.5
  Retained earnings                                                  640.2                      623.5

                                                                     759.0     57.4             744.0     57.2

                                                                 $ 1,322.6    100.0%        $ 1,300.6    100.0%

<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                                                      Page 27

Consolidated Statement of Common Equity
(millions, except per share data)
                                                                                       Year ended December 31
                                                                         1998                    1997                1996
Common stock
  Balance at beginning of year                                       $   120.5               $   123.7           $   125.8
  Issued and converted stock                                                .3                      .2                  .6
  Reacquired and cancelled stock                                          (2.0)                   (3.4)               (2.7)

  Balance at end of year                                                 118.8                   120.5               123.7

Paid-in capital
  Balance at beginning of year                                               -                    23.8                49.6
  Issued and converted stock                                               3.0                     2.9                 5.9
  Reacquired and cancelled stock                                          (3.0)                  (26.7)              (31.7)

  Balance at end of year                                                     -                       -                23.8

Retained earnings
  Balance at beginning of year                                           623.5                   582.1               512.2
  Net income                                                             116.4                   127.9               136.2
  Dividends on common stock ($1.48, $1.40 and
     $1.32 per share, respectively)                                      (70.6)                  (68.0)              (65.9)
  Dividends on preferred stock                                             (.3)                    (.4)                (.4)
  Reacquired and cancelled stock                                         (28.8)                  (18.1)                  -

  Balance at end of year                                                 640.2                   623.5               582.1

                                                                     $   759.0               $   744.0           $   729.6

<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                           Page 28

Notes to the Consolidated Financial Statements

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the ICC which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities of about $100 million at December 31, 1998 and 1997.

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

Receivable credit risk. Nicor's major subsidiaries have diversified customer bases and prudent credit policies which mitigate risk.




Nicor Inc.                                                           Page 29

Notes to the Consolidated Financial Statements (continued)

NEW ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities. In December 1998, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 98-10, which is effective for fiscal years beginning after December 15, 1998, requires contracts entered into under trading activities to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of application of EITF Issue No. 98-10 are required to be reported as a cumulative effect of a change in accounting principle.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement requires adoption no later than the first quarter of the company's 2000 fiscal year and must be adopted as a cumulative effect of a change in accounting principle.

Implementation of these pronouncements is not expected to have a material impact on the company's financial condition or results of operations.

Internal use computer software. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the company's 1999 fiscal year. The company has modified its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1998 and 1997, the estimated replacement cost of gas in inventory at December 31, 1998 and 1997, exceeded the last-in, first-out cost by $159.1 million and $194.6 million, respectively.




Nicor Inc.                                                           Page 30

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense are presented below:
(millions)                                        1998            1997             1996
Current
  Federal                                      $    36.4       $    71.3        $    61.7
  State                                              7.9            14.1              9.4
                                                    44.3            85.4             71.1
Deferred
  Federal                                           16.6            (8.4)            (1.4)
  State                                              2.0            (5.9)               -
                                                    18.6           (14.3)            (1.4)
Amortization of investment
  tax credits, net                                  (2.1)           (2.2)            (2.4)
Foreign taxes                                         .3              .1               .4
Income tax expense                             $    61.1       $    69.0        $    67.7

The temporary differences which gave rise to the net deferred tax liability at December 31, 1998 and 1997, were as follows:

(millions)                                                        1998             1997
Deferred tax liabilities
  Property, plant and equipment                                $   231.7        $   233.9
  Investment in foreign subsidiaries                                43.5             38.7
  Other                                                             25.0              6.7
                                                                   300.2            279.3
Deferred tax assets
  Unamortized investment tax credits                                29.0             30.4
  Regulatory income tax liability                                   19.7             20.4
  Other                                                             24.4             27.9
                                                                    73.1             78.7
Net deferred tax liability                                     $   227.1        $   200.6

The effective combined federal and state income tax rate was 34.4 percent,
35.1 percent and 35.9 percent in 1998, 1997 and 1996, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                                        1998            1997             1996
Federal income taxes using
  statutory rate                               $    62.1       $    68.9        $    66.1
State income taxes, net                              6.7             5.6              6.2
Other, net                                          (7.7)           (5.5)            (4.6)
Income tax expense                             $    61.1       $    69.0        $    67.7



Nicor Inc.                                                           Page 31

Notes to the Consolidated Financial Statements (continued)

DISCONTINUED OPERATIONS

In 1996, the company made a positive after-tax adjustment of $15 million to its reserve for discontinued operations. Factors contributing to the adjustment included the settlement of certain contingencies at terms more favorable than originally anticipated and revisions in management's estimate of the remaining costs related to discontinued contract drilling, oil and gas, inland barging and extractive operations. The balance of the reserve will continue to be evaluated as the remaining medical benefit obligation, legal, tax and other contingencies are resolved. Due to the long-term nature of the medical benefit obligation, no adjustment to the reserve is anticipated in the foreseeable future.

POSTRETIREMENT BENEFITS

Pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998. The following table sets forth the components of the changes in the plans' benefit obligation and plan assets for the periods ended October 1, reconciled to the prepaid pension benefit cost recorded in the financial statements at December 31:

(millions)                                                        1998             1997
Change in benefit obligation
Benefit obligation at beginning of period                      $   223.9        $   245.3
Service cost                                                         6.7              6.5
Interest cost                                                       16.0             17.6
Actuarial (gain) loss                                               18.5             (2.4)
Benefits paid                                                      (22.8)           (43.1)
Benefit obligation at end of period                                242.3            223.9

Change in plan assets
Fair value of plan assets at beginning of period                   422.6            381.9
Actual return on plan assets                                         1.5             83.5
Employer contributions                                                .4               .3
Benefits paid                                                      (22.8)           (43.1)
Fair value of plan assets at end of period                         401.7            422.6

Funded status                                                      159.4            198.7
Unrecognized net actuarial gain                                    (61.7)          (118.5)
Unrecognized transition asset                                      (12.5)           (16.3)
Unrecognized prior service cost                                      3.3              3.7
Other                                                                3.2              3.2
Prepaid pension benefit cost at December 31                    $    91.7        $    70.8



Nicor Inc.                                                           Page 32

Notes to the Consolidated Financial Statements (continued)

Net periodic pension cost (benefit) included the following components:

(millions)                                        1998            1997             1996
Service cost                                   $     6.7       $     6.5        $     7.7
Interest cost                                       16.0            17.6             19.8
Expected return on plan assets                     (35.1)          (31.6)           (31.3)
Recognized net actuarial gain                       (4.7)           (1.6)             (.4)
Amortization of unrecognized
  transition asset                                  (3.8)           (3.8)            (3.8)
Amortization of prior service cost                    .4              .4               .4
Net periodic pension cost (benefit)            $   (20.5)      $   (12.5)       $    (7.6)

Assumptions used in the computations included the following:

                                                                  1998             1997
Discount rate                                                      6.75%            7.50%
Expected return on plan assets                                     9.00             8.50
Rate of compensation increase                                      4.00             5.00

Other postretirement benefits. Health care and life insurance benefits are provided for eligible retired employees of Nicor Gas. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans' benefit obligation and plan assets for the period ended October 1, reconciled to the accrued other postretirement benefit cost recorded in the financial statements at December 31:

(millions)                                                        1998             1997
Change in benefit obligation
Benefit obligation at beginning of period                      $   115.0        $   114.2
Service cost                                                         1.3              1.7
Interest cost                                                        8.3              8.3
Amendments                                                             -             (3.1)
Actuarial loss                                                        .9              2.0
Plan participants' contributions                                      .7               .7
Benefits paid                                                       (7.9)            (8.8)
Benefit obligation at end of period                                118.3            115.0

Change in plan assets
Fair value of plan assets at beginning of period                    16.6             13.4
Actual return on plan assets                                           -              3.2
Employer contributions                                               7.2              8.1
Plan participants' contributions                                      .7               .7
Benefits paid                                                       (7.9)            (8.8)
Fair value of plan assets at end of period                          16.6             16.6

Funded status                                                     (101.7)           (98.4)
Unrecognized transition obligation                                  43.2             46.3
Unrecognized net actuarial loss                                      6.4              4.1
Other                                                                 .8             (1.6)
Accrued other postretirement benefit
  cost at December 31                                          $   (51.3)       $   (49.6)



Nicor Inc.                                                           Page 33

Notes to the Consolidated Financial Statements (continued)

Net periodic postretirement benefit cost included the following components:

(millions)                                        1998            1997             1996
Service cost                                   $     1.3       $     1.7        $     2.6
Interest cost                                        8.3             8.3              9.0
Expected return on plan assets                      (1.4)           (1.2)            (1.0)
Amortization of unrecognized
  transition obligation                              3.1             3.3              3.6
Net periodic postretirement
  benefit cost                                 $    11.3       $    12.1        $    14.2

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 7 percent for 1999, declining to 5 percent by 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent. A one-per-centage-point change in the assumed health care cost trend rates would have the following effects:

                                                                    One percent
(millions)                                                     Increase         Decrease
Effect on total of service and
  interest cost components                                     $     1.1        $     (.9)
Effect on benefit obligation                                        13.0            (10.9)

Other assumptions are consistent with those used in the valuation of pension benefits.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $280 million at December 31, 1998. Commitment fees of up to .08 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The company had $234.5 million and $278.9 million of commercial paper outstanding with a weighted average interest rate of 5.6 percent and
5.9 percent at December 31, 1998 and 1997, respectively.

Bank cash balances averaged about $3.5 million during 1998, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.




Nicor Inc.                                                           Page 34

Notes to the Consolidated Financial Statements (continued)

STOCK-BASED COMPENSATION

Nicor has a plan which permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as an employee stock purchase plan. The company does not recognize compensation expense for these plans. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates, the impact on the company's net income and earnings per share would not have been material.

The company may grant options for up to 3.5 million shares and has granted options on 1.6 million shares through December 31, 1998. The stock option exercise price equals the stock's market price on the date of grant. Options are vested after one year, generally become exercisable after three years and expire after ten years.

A summary of stock option activity is presented below:

                                                                               Weighted
                                                                               average
                                                               Number          exercise
                                                              of shares         price

Options outstanding at:
December 31, 1995                                               756,000        $   24.74
  Granted                                                       143,000            28.25
  Exercised                                                    (261,000)           22.51
  Cancelled                                                     (10,000)           28.18
December 31, 1996                                               628,000            26.41
  Granted                                                       134,000            32.25
  Exercised                                                     (64,000)           24.77
  Cancelled                                                     (25,000)           28.29
December 31, 1997                                               673,000            27.70
  Granted                                                       114,000            40.56
  Exercised                                                    (158,000)           26.05
  Cancelled                                                      (5,000)           40.63
December 31, 1998                                               624,000            30.37

Options exercisable at:
  December 31, 1996                                             142,000        $   26.50
  December 31, 1997                                             212,000            27.71
  December 31, 1998                                             265,000            26.25

Stock options outstanding at December 31, 1998, had exercise prices ranging from $19.63 to $40.69 and a weighted average remaining contractual life of eight years.

Nicor Inc.                                                           Page 35

The weighted average fair value of options granted in 1998 and 1997 is $4.52 and $4.07, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1997, respectively: dividend yield of 3.9 percent and 4.6 percent; volatility of 14.5 percent and 16.9 percent; risk-free interest rate of 5.6 percent and 6.6 percent; and expected periods outstanding of three years for both years.

There were no shares of restricted stock or alternate stock rights outstanding at December 31, 1998.

Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 830,000 shares through December 31, 1998. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price. The company sold about 20,000 shares to employees in both 1998 and 1997. The weighted average market value of shares sold in 1998 and 1997 was $42.88 and $34.98, respectively.

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

Changes in common shares. Changes in common shares outstanding are summarized below:

(millions)                                 1998          1997          1996
Beginning of year                          48.2          49.5          50.3
Issued and converted                         .1            .1            .3
Reacquired and cancelled                    (.8)         (1.4)         (1.1)
End of year                                47.5          48.2          49.5

Through common stock repurchase programs, Nicor has purchased and retired
 .7 million, 1.3 million and .8 million shares in 1998, 1997 and 1996, respectively.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor's principal business, serves 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding




Nicor Inc.                                                           Page 36

Notes to the Consolidated Financial Statements (continued)

the city of Chicago. The shipping segment transports containerized freight between Florida and the Caribbean region. Other Nicor ventures include: acting as a general contractor for cogeneration and other energy development projects; providing consulting, product testing and commercialization for the natural gas industry; and offering appliance service contracts.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is based on direct and indirect costs incurred. Financial data for business segments is presented below:

(millions)                                        1998            1997             1996
Operating revenues
  Gas distribution                             $ 1,229.0       $ 1,730.5        $ 1,610.2
  Shipping                                         224.5           213.1            195.0
  Other Nicor ventures                              11.6            58.7             52.7
  Corporate and eliminations                           -            (9.7)            (7.2)
                                               $ 1,465.1       $ 1,992.6        $ 1,850.7
Operating income (loss)
  Gas distribution                             $   185.5       $   210.1        $   215.6
  Shipping                                          27.6            25.3             22.2
  Other Nicor ventures                              (1.9)           (1.0)            (1.9)
  Corporate and eliminations                        (2.6)           (4.6)            (2.8)
                                               $   208.6       $   229.8        $   233.1
Interest on debt, net
  Gas distribution                             $    43.4       $    45.9        $    44.4
  Shipping                                           1.3             1.9              1.9
  Other Nicor ventures                                .2              .2               .1
  Corporate and eliminations                         1.7             1.1              1.4
                                               $    46.6       $    49.1        $    47.8
Income taxes
  Gas distribution                             $    55.3       $    64.7        $    63.6
  Shipping                                          10.2             9.1              7.8
  Other Nicor ventures                               (.9)            (.5)             (.8)
  Corporate and eliminations                        (3.5)           (4.3)            (2.9)
                                               $    61.1       $    69.0        $    67.7
Property, plant and equipment, net
  Gas distribution                             $ 1,617.8       $ 1,629.9        $ 1,661.9
  Shipping                                         113.3           105.6            108.9
  Other Nicor ventures                                .7              .3              1.1
                                               $ 1,731.8       $ 1,735.8        $ 1,771.9
Capital expenditures
  Gas distribution                             $   112.6       $   101.8        $   107.7
  Shipping                                          23.3            10.9             11.2
  Other Nicor ventures                                .3              .3              1.0
                                               $   136.2       $   113.0        $   119.9
Depreciation
  Gas distribution                             $   120.8       $   116.6        $   111.8
  Shipping                                          15.4            14.2             13.4
  Other Nicor ventures                                .3              .4               .1
                                               $   136.5       $   131.2        $   125.3



Nicor Inc.                                                           Page 37

Notes to the Consolidated Financial Statements (continued)

See Gas Distribution Statistics on page 15 for disclosure of sales and transportation revenues in the gas distribution segment.

Tropical Shipping's vessels are under foreign registry and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

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




Nicor Inc.                                                           Page 38

Notes to the Consolidated Financial Statements (concluded)

QUARTERLY RESULTS (UNAUDITED)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.

(millions,                                               Quarter ended
  except per share data)                  Mar. 31     June 30     Sept. 30     Dec. 31

1998
  Operating revenues                     $  562.3    $  271.3     $  203.2    $  428.2
  Operating income                           64.9        48.9         38.9        55.8
  Net income                                 36.2        28.5         20.6        31.1
  Earnings per common share:
    Basic                                     .75         .59          .43         .65
    Diluted                                   .75         .59          .43         .65

1997
  Operating revenues                     $  900.0    $  303.7     $  209.2    $  579.7
  Operating income                           73.2        52.6         38.6        65.3
  Net income                                 40.4        28.7         19.5        39.2
  Earnings per common share:
    Basic                                     .82         .59          .40         .81
    Diluted                                   .82         .58          .40         .81




Nicor Inc.                                                           Page 39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Items 10. and 11.  Directors and Executive Officers of the Registrant and
                   Executive Compensation

Information on directors and executive compensation is contained on pages 2 through 6 and 13 through 17 of the Definitive Proxy Statement, dated
March 5, 1999, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on pages 6 and 7 in Part I of this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information about shares beneficially owned by directors and executive officers is contained on pages 7 and 8 of the Definitive Proxy Statement, dated March 5, 1999, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 21 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedules:

            Schedule
             Number                                                       Page

                        Report of Independent Public Accountants           22
               II       Valuation and Qualifying Accounts                  40

            Schedules other than those listed are omitted because they are not applicable.

      3)    Exhibits Filed:

            See Exhibit Index beginning on page 42 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1998.




Nicor Inc.                                                                                           Page 40

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)


                                                                         Additions
                                               Balance at        Charged to        Charged                           Balance at
                                                beginning         costs and        to other                            end of
           Description                          of period         expenses         accounts         Deductions         period

1998

  Allowance
     for uncollectible
     accounts receivable                       $      8.6        $     13.6       $        -        $     15.9(a)    $      6.3
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                      11.7                 -                -                 5.4(c)         6.3

1997

  Allowance
     for uncollectible
     accounts receivable                       $      7.7        $     16.0       $        -        $     15.1(a)    $      8.6
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                      14.5                 -                -               2.8(c)          11.7


1996

  Allowance
     for uncollectible
     accounts receivable                       $      5.8        $     12.7       $        -        $     10.8(a)    $      7.7
  Reserve for estimated
     future costs related to
     discontinued businesses(b)                      18.2                 -              2.1(c)            5.8(d)          14.5
<F1>
(a)  Accounts receivable written off, net of recoveries.
<F2>
(b)  Excludes the related reserve for federal and state income taxes.
<F3>
(c)  Net receipts, expenditures, operating results, gains and losses related to discontinued businesses credited or charged to reserve.
<F4>
(d)  Adjustment credited to income.



Nicor Inc.                                                           Page 41

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nicor Inc.


Date    March 19, 1999              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                           Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

              Signature                                    Title

           THOMAS L. FISHER                   Chairman, President, Chief
           Thomas L. Fisher                   Executive Officer and Director

          DAVID L. CYRANOSKI                  Senior Vice President, Secretary
          David L. Cyranoski                  and Treasurer and Principal
                                              Financial Officer

          GEORGE M. BEHRENS                   Vice President and Controller and
          George M. Behrens                   Principal Accounting Officer

      ROBERT M. BEAVERS, JR.*                 Director

      BRUCE P. BICKNER*                       Director

      JOHN H. BIRDSALL, III*                  Director

      THOMAS A. DONAHOE*                      Director

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





Nicor Inc.                                                           Page 42

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

  3.04    *  Amendment to Articles of Incorporation of the company.  (File
             No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

  3.05    *  Amendment to Articles of Incorporation of the company.  (Proxy
             Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

  3.06    *  Amendment to Articles of Incorporation of the company.  (File
             No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

  3.07    *  Amendments to Articles of Incorporation of the company.  (Proxy
             Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

  3.08    *  Amendment to Articles of Incorporation of the company.  (Proxy
             Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

  3.09    *  By-Laws of the company as amended by the company's Board of
             Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

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




Nicor Inc.                                                           Page 43

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

  4.09    *  Supplemental Indenture, dated May 1, 1993, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Nicor Gas, Exhibit 4-02.)

  4.10    *  Supplemental Indenture, dated July 1, 1993, of Nicor Gas to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Nicor Gas, Exhibit 4-01.)

  4.11    *  Supplemental Indenture, dated August 15, 1994, of Nicor Gas to
             Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994, Nicor Gas,
             Exhibit 4.01.)

  4.12    *  Supplemental Indenture, dated October 15, 1995, of Nicor Gas to
             Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995, Nicor Gas, Exhibit 4.01.)

  4.13    *  Supplemental Indenture, dated May 10, 1996, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.01.)

  4.14    *  Supplemental Indenture, dated August 1, 1996, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.02.)




Nicor Inc.                                                           Page 44

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.15    *  Supplemental Indenture, dated June 1, 1997, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997, Nicor Gas, Exhibit 4.01.)

  4.16    *  Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc.,
             Exhibit 1.)

  4.17    *  Supplemental Indenture, dated October 15, 1997, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Nicor Gas, Exhibit 4.01.)

  4.18    *  Supplemental Indenture, dated February 15, 1998, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

  4.19    *  Supplemental Indenture, dated June 1, 1998, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Nicor Gas, Exhibit 4.01.)

  4.20    *  Supplemental Indenture, dated February 1, 1999, of Nicor Gas to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas, Exhibit 4.19.)

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




Nicor Inc.                                                           Page 45

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

 10.09    *  Nicor Gas Supplementary Retirement Plan.  (File No. 1-7297,
             Form 10-K for 1989, Nicor Inc., Exhibit 10-24.)

 10.10    *  Nicor Gas Supplementary Savings Plan.  (File No. 1-7297,
             Form 10-K for 1989, Nicor Inc., Exhibit 10-25.)

 10.11    *  Nicor Salary Deferral Plan.  (File No. 1-7297, Form 10-K for
             1989, Nicor Inc., Exhibit 10-29.)

 10.12    * 1995 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
            for 1994, Nicor Inc., Exhibit 10.17.)

 10.13    *  1996 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
             for 1995, Nicor Inc., Exhibit 10.19.)

 10.14    *  Nicor Inc. Stock Deferral Plan.  (File No. 1-7297, Form 10-Q for
             September 1996, Nicor Inc., Exhibit 10.01.)

 10.15    *  Amendment to Nicor Inc. Stock Deferral Plan.  (File No. 1-7297,
             Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

 10.16    *  Nicor Inc. 1995 Directors' Stock Plan.  (File No. 1-7297,
             Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

 10.17    *  1997 Nicor Inc. Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1996, Nicor Inc., Exhibit 10.17.)

 10.18    *  1997 Nicor Gas Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1996, Nicor Inc., Exhibit 10.18.)




Nicor Inc.                                                           Page 46

Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

 10.19    *  1997 Long-Term Incentive Program.  (File No. 1-7297, Form 10-Q
             for March 1997, Nicor Inc., Exhibit 10.01.)

 10.20    *  Nicor Inc. 1997 Long-Term Incentive Plan.  (Filed as an appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

 10.21    *  1998 Nicor Incentive Compensation Plan.  (File No. 1-7297, Form
             10-K for 1997, Nicor Inc., Exhibit 10.23.)

 10.22    *  1998 Nicor Gas Incentive Compensation Plan.  (File No. 1-7297,
             Form 10-K for 1997, Nicor Inc., Exhibit 10.24.)

 10.23    *  1998 Long-Term Incentive Program.  (File No. 1-7297, Form 10-K
             for 1997, Nicor Inc., Exhibit 10.25.)

 10.24       1999 Nicor Incentive Compensation Plan.

 10.25       1999 Nicor Gas Incentive Compensation Plan.

 10.26       1999 Long Term Incentive Program.

             Exhibits 10.01 through 10.26 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.

 21.01    *  Subsidiaries.  (File No. 69-228, Form U-3A-2 for 1998, Nicor
             Inc., Item 1.)

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