Form 10-Q
period 1999-03-31
NICOR INC
filed 1999-05-14
CIK 72020

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1999

                                 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 1999, were 47,376,553.



Nicor Inc.                                                            Page i

Table of Contents
                                                                       Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited) .......................    1

             Consolidated Statement of Income -
               Three Months Ended March 31, 1999
               and 1998 .............................................    2

             Consolidated Statement of Cash Flows -
               Three Months Ended March 31, 1999
               and 1998 .............................................    3

             Consolidated Balance Sheet -
               March 31, 1999 and 1998, and
               December 31, 1998 ....................................    4

             Notes to the Consolidated Financial Statements .........    5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ...........................................    7

Item 3.      Quantitative and Qualitative Disclosures
               about Market Risk ....................................   15


Part II.     Other Information

Item 1.      Legal Proceedings ......................................   15

Item 6.      Exhibits and Reports on Form 8-K .......................   15

             Signature ..............................................   16

             Exhibit Index ..........................................   17



Glossary

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

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.


Nicor Inc.                                                                          Page 2

Consolidated Statement of Income (Unaudited)
(millions, except per share data)
                                                                       Three months ended
                                                                             March 31
                                                                      1999          1998

Operating revenues                                                 $   576.4     $   562.3

Operating expenses
  Cost of gas                                                          326.0         318.2
  Operating and maintenance                                             86.6          82.2
  Depreciation                                                          55.1          53.3
  Taxes, other than income taxes                                        43.3          43.7
                                                                       511.0         497.4

Operating income                                                        65.4          64.9

Other income (expense), net                                              6.7           3.7

Income before interest on debt and income taxes                         72.1          68.6

Interest on debt, net of amounts capitalized                            12.0          13.1

Income before income taxes                                              60.1          55.5

Income taxes                                                            21.1          19.3

Net income                                                              39.0          36.2

Dividends on preferred stock                                              .1            .1

Earnings applicable to common stock                                $    38.9     $    36.1

Average shares of common stock outstanding
  Basic                                                                 47.5          48.1
  Diluted                                                               47.6          48.3

Earnings per average share of common stock
  Basic                                                            $     .82     $     .75
  Diluted                                                                .82           .75

Dividends declared per share of common stock                       $     .39     $     .37

<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(millions)
                                                                        Three months ended
                                                                            March 31
                                                                       1999          1998
Operating activities
  Net income                                                        $    39.0     $    36.2
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                       55.1          53.3
      Deferred income tax expense                                         4.2           4.4
      Change in assets and liabilities:
        Receivables, less allowances                                      1.0          65.3
        Gas in storage                                                   97.6         116.0
        Deferred/accrued gas costs                                       10.0           5.6
        Accounts payable                                                (67.3)        (34.4)
        Temporary LIFO liquidation                                       67.4          53.6
        Other                                                            11.9         (11.0)

  Net cash flow provided from operating activities                      218.9         289.0

Investing activities
  Capital expenditures                                                  (28.4)        (21.3)
  Short-term investments                                                 26.7          (4.9)
  Other                                                                   4.3            .2

  Net cash flow provided from (used for) investing activities             2.6         (26.0)

Financing activities
  Net proceeds from issuing long-term debt                              100.7          49.4
  Disbursements to retire long-term debt                               (102.7)       (104.5)
  Short-term borrowings (repayments), net                              (173.9)       (174.9)
  Dividends paid                                                        (17.7)        (17.0)
  Disbursements to reacquire stock                                       (2.4)         (7.9)
  Other                                                                   (.1)          (.5)

  Net cash flow used for financing activities                          (196.1)       (255.4)

Net increase in cash and cash equivalents                                25.4           7.6

Cash and cash equivalents, beginning of period                           13.0           5.2

Cash and cash equivalents, end of period                            $    38.4     $    12.8

Supplemental information
  Income taxes paid, net of refunds                                 $       -     $     2.8
  Interest paid, net of amounts capitalized                              14.9          18.0

<F1>
The accompanying notes are an integral part of this statement.

Nicor Inc.                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(millions)
                                                       March 31    December 31     March 31
                                                         1999          1998          1998
                      Assets

Current assets
  Cash and cash equivalents                           $    38.4     $    13.0     $    12.8
  Short-term investments, at cost
    which approximates market                              29.1          55.8          25.1
  Receivables, less allowances of $9.2,
    $6.3 and $9.4, respectively                           263.0         264.0         289.3
  Gas in storage, at last-in, first-out (LIFO) cost         7.9         105.5          11.8
  Other                                                    27.8          26.4          27.9

                                                          366.2         464.7         366.9

Property, plant and equipment, at cost
  Gas distribution                                      3,131.8       3,119.7       3,042.8
  Shipping                                                264.7         258.9         241.3
  Other                                                     1.7           1.2            .6
                                                        3,398.2       3,379.8       3,284.7
  Less accumulated depreciation                         1,693.8       1,648.0       1,581.7

                                                        1,704.4       1,731.8       1,703.0

Other assets                                              174.6         168.1         133.9

                                                      $ 2,245.2     $ 2,364.6     $ 2,203.8

               Liabilities and capitalization

Current liabilities
  Long-term obligations due within one year           $    51.2     $     1.2     $    25.4
  Short-term borrowings                                    60.6         234.5         104.0
  Accounts payable                                        203.0         270.3         209.7
  Temporary LIFO liquidation                               67.4             -          53.6
  Accrued gas costs                                        39.9          29.9          30.7
  Other                                                    62.2          43.0          56.4

                                                          484.3         578.9         479.8

Deferred credits and other liabilities
  Deferred income taxes                                   244.8         238.9         221.1
  Regulatory income tax liability                          77.6          78.6          81.0
  Unamortized investment tax credits                       43.6          44.1          45.7
  Other                                                   102.9         101.5         114.5

                                                          468.9         463.1         462.3

Capitalization
  Long-term debt                                          508.6         557.3         500.5
  Preferred stock                                           6.3           6.3           6.4
  Common equity
    Common stock                                          118.6         118.8         120.1
    Retained earnings                                     658.5         640.2         634.7

                                                        1,292.0       1,322.6       1,261.7
                                                      $ 2,245.2     $ 2,364.6     $ 2,203.8

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

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                                                       Three months ended
                                                             March 31
(millions)                                              1999        1998
Operating revenues
  Gas distribution                                    $  512.6    $  504.2
  Shipping                                                53.8        55.1
  Other Nicor ventures                                    10.0         3.0
                                                      $  576.4    $  562.3

Operating income (loss)
  Gas distribution                                    $   61.6    $   59.6
  Shipping                                                 4.4         6.4
  Other Nicor ventures                                      .2         (.5)
  Corporate and eliminations                               (.8)        (.6)
                                                      $   65.4    $   64.9

REGULATORY MATTERS

In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan would establish economic incentives for Nicor Gas when purchasing gas supplies for customers, and amounts above or below a market benchmark would be shared with customers. The ICC is required to rule on the proposal by early November and, if approved in a manner acceptable to Nicor Gas, the company intends to implement the plan next January.

LONG-TERM DEBT

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.



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


Nicor Inc.                                                             Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 1998 Annual Report on Form 10-K.

SUMMARY

Nicor's first quarter 1999 diluted earnings per common share were $.82, up from $.75 in 1998 due to improved gas distribution operating results and a gain on the sale of Nicor's interest in QuickTrade, an electronic energy trading system. This increase was partially offset by lower operating results in the shipping segment. Net income was $39 million compared with $36.2 million in 1998.

Operating income (loss) by major business segment was:

                                                      Three months ended
                                                            March 31
(millions)                                             1999        1998
Gas distribution                                      $  61.6     $  59.6
Shipping                                                  4.4         6.4
Corporate and other                                       (.6)       (1.1)
                                                      $  65.4     $  64.9

The following summarizes operating income comparisons for major business segments:

   Gas distribution operating income increased $2 million due to higher deliveries related primarily to 12 percent colder weather, partially offset by higher operating and maintenance expenses. Deliveries were also affected by demand growth and the addition of new customers.

   Shipping operating income decreased $2 million as the positive impact of 4 percent higher volumes was more than offset by lower average prices resulting primarily from increased competition in selected markets and lower charter revenues.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 13 and 14. The following discussion summarizes the major items impacting Nicor's earnings.


Nicor Inc.                                                              Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating revenues.  Operating revenues by major business segment were:

                                                         Three months ended
                                                               March 31
(millions)                                                1999        1998
Gas distribution                                         $ 512.6     $ 504.2
Shipping                                                    53.8        55.1
Corporate and other                                         10.0         3.0
                                                         $ 576.4     $ 562.3

Operating revenues increased $14.1 million due to higher revenues in the gas distribution segment and revenues generated from Nicor's wholesale gas trading business. Gas distribution revenues increased as the impact of higher deliveries more than offset lower gas prices, which are passed directly through to customers.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                                         Three months ended
                                                               March 31
                                                          1999        1998
Margin (millions)                                        $ 157.2     $ 148.3
Margin per Mcf delivered                                     .77         .79

Margin rose $8.9 million due to increased deliveries related primarily to colder weather.

Operating and maintenance.  Operating and maintenance expenses increased
$4.4 million in the first quarter to $86.6 million due primarily to higher information technology and bad debt expenses in the gas distribution segment. The company anticipates that 1998's reduction in operating and maintenance expenses in the gas distribution segment may be offset in 1999.

Nonoperating items. Other income increased due to a gain on the sale of Nicor's interest in QuickTrade, an electronic energy trading system, and improved financial results at Nicor's retail energy joint venture with Houston-based Dynegy Inc. These positive factors exceeded the prior period's gain on real estate sales.

Interest expense decreased due to reduced average borrowing levels and lower interest rates.



Nicor Inc.                                                             Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $70.1 million for the quarter due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due primarily to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At March 31, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $330 million and the company had $60.6 million of commercial paper outstanding.

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

Under an existing common stock repurchase program, Nicor purchased and retired 56,000 common shares during the first quarter of 1999 at an aggregate cost of $2.2 million.

In March 1999, the company declared a quarterly dividend on common stock of 39 cents per share, payable May 1, 1999. This payment represents an annual rate of $1.56 per share, which is 5.4 percent higher than the $1.48 per share established with the May 1, 1998 dividend.

YEAR 2000 READINESS

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. If date-sensitive devices incorrectly read the year 2000 and assume it to be 1900, many computer systems and software applications, as well as embedded chips, could fail or produce erroneous results.

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor's ability to meet its objectives identified below is dependent upon several factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor cannot guarantee that third parties on whom it depends for essential services will remediate their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.





Nicor Inc.                                                            Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nicor Gas. Nicor Gas has established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. The company's Year 2000 effort, which began in early 1996, encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment and remediation are complete. Testing has been conducted on all but the internal payroll system, which is scheduled to be tested and in production by the end of the second quarter of 1999. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms. In the second quarter of 1999, the company plans to perform additional testing of all critical systems at a remote site. Hardware failure contingency plans have been established and plans to address possible extended failures of critical software will be developed by mid-1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are well underway and are scheduled to be completed by mid-1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the end of the third quarter of 1999.

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid-1999. Contingency plans exist for many short-duration outages, and by the end of the third quarter of 1999 the company expects to have addressed any potentially more severe problems which may occur. In addition to the telecommunications issues over which it has direct control, the company is working closely with telecommunication service providers to assist in the development and execution of additional testing procedures and the formulation of contingency plans. These efforts are scheduled to be completed by the end of the third quarter of 1999.

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment at the component level in critical areas has been completed and an independent verification and validation is presently being performed by outside consultants. Based on this detailed inventory and assessment, less than 5 percent of the

Nicor Inc.                                                            Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

inventoried items appear to require remediation. All such items have either been remediated or are scheduled for remediation and testing by mid-1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.

Third Parties. Nicor Gas has contacted, through written communication, entities with which it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses and the results of ongoing communications, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available.

In addition to written communications, the company is meeting directly with interstate pipelines and gas suppliers, upon which the company has historically been materially dependent, and large industrial customers to determine their state of readiness. Further communication and meetings are scheduled to be conducted during the second quarter with other critical vendors and suppliers. Assessment of these communications and any resulting necessary actions are scheduled to be completed by mid-1999, with contingency planning to be completed by the end of the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $3 million through March 31, 1999, and estimates an additional $3 million to $4 million will be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that as much as an additional $2 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Other Nicor Affiliates. Affiliates other than Nicor Gas are also managed as part of the Year 2000 project with similar action plans. Most of the Year 2000 issues in these businesses are similar to those of Nicor Gas. These affiliates, being relatively small ventures, appear to be impacted in only minor ways, with the exception of Tropical Shipping. Tropical Shipping has remediated its main cargo-tracking program and has particular concerns with Caribbean interisland communications. Tropical's overall schedule calls for remediation activities to be completed by mid-1999, and testing and contingency plans to be completed by the end of the third quarter of 1999. Costs for remediation are not expected to be significant.

OTHER

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters on page 5.

Power Generation. Through an alliance with Dynegy, Nicor has the ability to pursue large electric power generation projects in the Midwest. In February 1999, the companies announced that construction had begun on a 250-megawatt, natural gas-fired, electric generation plant in northern Illinois. The plant will use natural gas delivered through Nicor Gas' system to generate electricity that will provide more reliable electric service during high-demand periods. The Nicor/Dynegy partnership for this project is still being negotiated so no investment has been made by Nicor to date; however, construction of the plant is well underway, and current plans call for it to be in operation during the peak summer months this year.

Market Risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since
December 31, 1998.

Nicor Inc.                                                                          Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAS DISTRIBUTION STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, customers and other statistics are presented below.
                                                                      Three months ended
                                                                            March 31
                                                                       1999          1998
Operating revenues (millions):
  Sales
    Residential                                                     $   344.2     $   329.7
    Commercial                                                           76.6          89.5
    Industrial                                                           11.8          13.7
                                                                        432.6         432.9
  Transportation
    Commercial                                                           23.4          16.8
    Industrial                                                           11.8          10.5
                                                                         35.2          27.3
  Revenue taxes and other                                                44.8          44.0
                                                                    $   512.6     $   504.2

Deliveries (Bcf):
  Sales
    Residential                                                         100.4          87.9
    Commercial                                                           21.2          22.9
    Industrial                                                            3.6           3.7
                                                                        125.2         114.5
  Transportation
    Commercial                                                           34.1          26.1
    Industrial                                                           46.0          48.1
                                                                         80.1          74.2
                                                                        205.3         188.7

Customers at end of period (thousands):
  Sales
    Residential                                                       1,747.7       1,720.4
    Commercial                                                          129.7         143.7
    Industrial                                                            9.2          11.1
                                                                      1,886.6       1,875.2
  Transportation
    Commercial                                                           35.3          19.2
    Industrial                                                            4.9           3.1
                                                                         40.2          22.3
                                                                      1,926.8       1,897.5

Other statistics:
  Degree days (normal 3,159)                                            2,874         2,573
  Colder (warmer) than normal                                              (9)%         (19)%
  Average gas cost per Mcf sold                                     $    2.52     $    2.76

Nicor Inc.                                                                          Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)
SHIPPING STATISTICS

                                                                       Three months ended
                                                                            March 31
                                                                       1999          1998
TEUs shipped (thousands):
  Southbound                                                             30.2          29.4
  Northbound                                                              4.5           3.2
  Interisland                                                             2.2           2.9
                                                                         36.9          35.5

Other statistics:
  Ports served                                                             25            25
  Vessels owned                                                            13            14
  Revenue per TEU                                                   $   1,457     $   1,504




Nicor Inc.                                                           Page 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Market Risk on page 12, which is incorporated herein by reference.


PART II - Other Information

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 5 and Contingencies on page 6, which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 17 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1999.


Nicor Inc.                                                            Page 16

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Nicor Inc.



Date   May 13, 1999                    By        DAVID L. CYRANOSKI
                                                 David L. Cyranoski
                                               Senior Vice President,
                                              Secretary and Treasurer


Nicor Inc.                                                           Page 17

Exhibit Index

Exhibit
 Number                          Description of Document

  27.01    Financial Data Schedule.