Form 10-Q
period 1999-06-30
NICOR INC
filed 1999-08-11
CIK 72020

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1999

                                    or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at July 31, 1999, were 47,148,514.



Nicor Inc.                                                            Page i

Table of Contents
                                                                       Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited) .......................    1

             Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1999 and 1998 ...............................    2

             Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1999 and 1998 ...............................    3

             Consolidated Balance Sheet -
               June 30, 1999 and 1998,
               and December 31, 1998 ................................    4

             Notes to the Consolidated Financial Statements .........    5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ...........................................    7

Item 3.      Quantitative and Qualitative Disclosures
               about Market Risk ....................................   16


Part II.     Other Information

Item 1.      Legal Proceedings ......................................   16

Item 4.      Submission of Matters to a Vote of
               Security Holders .....................................   16

Item 6.      Exhibits and Reports on Form 8-K .......................   16

             Signature ..............................................   17

             Exhibit Index ..........................................   18



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


Nicor Inc.                                                                          Page 2

Consolidated Statement of Income (Unaudited)
(millions, except per share data)
                                           Three months ended           Six months ended
                                                 June 30                    June 30
                                             1999        1998           1999        1998

Operating revenues                        $   271.8   $   271.3      $   848.2   $   833.6

Operating expenses
  Cost of gas                                  95.4        96.1          421.4       414.3
  Operating and maintenance                    86.2        82.1          172.9       164.2
  Depreciation                                 24.6        23.6           79.6        77.0
  Taxes, other than income taxes               21.1        20.6           64.4        64.2
                                              227.3       222.4          738.3       719.7

Operating income                               44.5        48.9          109.9       113.9

Other income (expense), net                     6.5         4.9           13.1         8.5

Income before interest on debt
  and income taxes                             51.0        53.8          123.0       122.4

Interest on debt, net of amounts
  capitalized                                  10.4        10.4           22.4        23.5

Income before income taxes                     40.6        43.4          100.6        98.9

Income taxes                                   14.1        14.9           35.1        34.2

Net income                                     26.5        28.5           65.5        64.7

Dividends on preferred stock                     .1          .1             .2          .2

Earnings applicable to common stock       $    26.4   $    28.4      $    65.3   $    64.5

Average shares of common stock
  outstanding
    Basic                                      47.4        47.9           47.4        48.0
    Diluted                                    47.5        48.2           47.6        48.2

Earnings per average share of
  common stock
    Basic                                 $     .56   $     .59      $    1.38   $    1.34
    Diluted                                     .56         .59           1.37        1.34

Dividends declared per share of
  common stock                            $     .39   $     .37      $     .78   $     .74

<F1>
The accompanying notes are an integral part of this statement.


Nicor Inc.                                                                           Page 3

Consolidated Statement of Cash Flows (Unaudited)
(millions)
                                                                        Six months ended
                                                                            June 30
                                                                       1999          1998
Operating activities
  Net income                                                        $    65.5     $    64.7
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                       79.6          77.0
      Deferred income tax expense                                        11.8           9.4
      Change in assets and liabilities:
        Receivables, less allowances                                    124.1         193.1
        Gas in storage                                                   94.7         111.6
        Deferred/accrued gas costs                                      (27.9)         (8.1)
        Accounts payable                                                (11.9)        (11.5)
        Temporary LIFO liquidation                                       59.2          24.2
        Other                                                           (17.7)        (41.2)

  Net cash flow provided from operating activities                      377.4         419.2

Investing activities
  Capital expenditures                                                  (63.1)        (52.7)
  Short-term investments                                                 25.3          (5.7)
  Other                                                                  (3.8)         (7.6)

  Net cash flow used for investing activities                           (41.6)        (66.0)

Financing activities
  Net proceeds from issuing long-term debt                              100.6          99.1
  Disbursements to retire long-term debt                               (102.7)       (104.5)
  Short-term borrowings (repayments), net                              (217.0)       (278.9)
  Dividends paid                                                        (36.2)        (34.8)
  Disbursements to reacquire stock                                       (8.1)        (17.0)
  Other                                                                   (.2)          (.1)

  Net cash flow used for financing activities                          (263.6)       (336.2)

Net increase in cash and cash equivalents                                72.2          17.0

Cash and cash equivalents, beginning of period                           13.0           5.2

Cash and cash equivalents, end of period                            $    85.2     $    22.2

Supplemental information
  Income taxes paid, net of refunds                                 $    25.6     $    23.1
  Interest paid, net of amounts capitalized                              22.4          25.4

<F1>
The accompanying notes are an integral part of this statement.

Nicor Inc.                                                                           Page 4

Consolidated Balance Sheet (Unaudited)
(millions)
                                                        June 30    December 31      June 30
                                                         1999          1998          1998
                      Assets

Current assets
  Cash and cash equivalents                           $    85.2     $    13.0     $    22.2
  Short-term investments, at cost
    which approximates market                              30.5          55.8          25.9
  Receivables, less allowances of $8.7,
    $6.3 and $8.4, respectively                           139.9         264.0         161.5
  Gas in storage, at last-in, first-out (LIFO) cost        10.8         105.5          16.2
  Other                                                    26.5          26.4          29.2

                                                          292.9         464.7         255.0

Property, plant and equipment, at cost
  Gas distribution                                      3,144.6       3,119.7       3,066.9
  Shipping                                                270.6         258.9         244.1
  Other                                                     1.8           1.2            .8
                                                        3,417.0       3,379.8       3,311.8
  Less accumulated depreciation                         1,703.5       1,648.0       1,602.0

                                                        1,713.5       1,731.8       1,709.8

Other assets                                              185.2         168.1         151.4

                                                      $ 2,191.6     $ 2,364.6     $ 2,116.2

               Liabilities and capitalization

Current liabilities
  Long-term obligations due within one year           $    51.2     $     1.2     $    25.5
  Short-term borrowings                                    17.5         234.5             -
  Accounts payable                                        258.4         270.3         232.6
  Temporary LIFO liquidation                               59.2             -          24.2
  Accrued gas costs                                         2.0          29.9          17.0
  Other                                                    37.2          43.0          41.2

                                                          425.5         578.9         340.5

Deferred credits and other liabilities
  Deferred income taxes                                   253.3         238.9         228.3
  Regulatory income tax liability                          76.6          78.6          80.1
  Unamortized investment tax credits                       43.0          44.1          45.2
  Other                                                    98.9         101.5         106.7

                                                          471.8         463.1         460.3

Capitalization
  Long-term debt                                          508.7         557.3         551.2
  Preferred stock                                           6.3           6.3           6.3
  Common equity
    Common stock                                          118.3         118.8         119.6
    Retained earnings                                     661.0         640.2         638.3

                                                        1,294.3       1,322.6       1,315.4
                                                      $ 2,191.6     $ 2,364.6     $ 2,116.2

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board approved an amendment to Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendment defers the effective date of the statement one year, requiring adoption no later than the first quarter of the company's 2001 fiscal year. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                                 Three months ended      Six months ended
                                       June 30                June 30
(millions)                         1999      1998         1999      1998
Operating revenues
  Gas distribution               $  203.4  $  214.8     $  716.1  $  719.1
  Shipping                           54.7      53.6        108.5     108.7
  Other Nicor ventures               13.7       2.9         23.6       5.8
                                 $  271.8  $  271.3     $  848.2  $  833.6

Operating income (loss)
  Gas distribution               $   40.0  $   43.7     $  101.6  $  103.2
  Shipping                            5.0       6.0          9.4      12.4
  Other Nicor ventures                (.2)      (.7)           -      (1.1)
  Corporate and eliminations          (.3)      (.1)        (1.1)      (.6)
                                 $   44.5  $   48.9     $  109.9  $  113.9

REGULATORY MATTERS

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

Nicor Inc.                                                             Page 6

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

Customer Select Program. In July 1999, Nicor Gas filed a request with the ICC to expand Customer Select, the company's three-year pilot program that allows more customers to choose their natural gas commodity supplier. If approved, an additional 170,000 single-family residential customers will be eligible to participate in the program. During the first two phases of the program, more than 60,000 residential, commercial and industrial customers enrolled, accounting for about 25 Bcf in annual deliveries of natural gas. In all instances, Nicor Gas will continue to deliver natural gas to the customer, read customer meters, maintain the distribution system and respond to emergencies.

LONG-TERM DEBT

In July 1999, Nicor Gas called for redemption $50 million of 8.25% First Mortgage Bonds due in 2024.

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

SUMMARY

Nicor's second quarter 1999 diluted earnings per common share were $.56, compared with $.59 in 1998, as the company's gas distribution and shipping segments recorded lower operating results. Net income for the quarter was $26.5 million, compared with $28.5 million in 1998.

For the six months ended June 30, 1999, diluted earnings per common share of $1.37 compared favorably with $1.34 a year ago. Significant factors contributing to the earnings increase included a gain on the first quarter sale of an electronic energy trading system and improved financial results from unregulated energy ventures. These factors more than offset lower operating results in the gas distribution and shipping segments. Net income for the six-month period was $65.5 million compared with $64.7 million in 1998.

Operating income (loss) by major business segment was:

                                 Three months ended      Six months ended
                                       June 30                June 30
(millions)                        1999      1998         1999      1998
Gas distribution                 $  40.0   $  43.7      $ 101.6   $ 103.2
Shipping                             5.0       6.0          9.4      12.4
Corporate and other                  (.5)      (.8)        (1.1)     (1.7)
                                 $  44.5   $  48.9      $ 109.9   $ 113.9

The following summarizes operating income comparisons for major business segments:

   Gas distribution operating income for the quarter decreased $3.7 million due primarily to higher operating and maintenance expenses. For the six-month period, operating income declined $1.6 million as the positive impact of higher deliveries was more than offset by other factors, including higher operating and maintenance expenses and depreciation.

   Shipping operating income decreased $1 million for the quarter and $3 million for the six months ended June 30, 1999. Quarter and year-to-date results were adversely affected by decreased margins related primarily to increased competition in the Eastern Caribbean and lower charter revenues, which more than offset the 5 percent growth in volumes shipped.

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

Nicor Inc.                                                              Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating revenues.  Operating revenues by major business segment were:

                                 Three months ended      Six months ended
                                       June 30                June 30
(millions)                        1999      1998         1999      1998
Gas distribution                 $ 203.4   $ 214.8      $ 716.1   $ 719.1
Shipping                            54.7      53.6        108.5     108.7
Corporate and other                 13.7       2.9         23.6       5.8
                                 $ 271.8   $ 271.3      $ 848.2   $ 833.6

For the three-month period, gas distribution revenues were less than the prior year due to lower gas prices, which are passed directly through to customers. Revenues generated from Nicor's wholesale gas trading business accounted for the increase in corporate and other. For the six-month period, revenues increased $14.6 million due to revenues from Nicor's wholesale gas trading business. Lower gas prices in the gas distribution segment were essentially offset by the impact of colder weather.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                 Three months ended      Six months ended
                                       June 30                June 30
                                  1999      1998         1999      1998
Margin (millions)                $ 103.2   $ 103.4      $ 260.4   $ 251.7
Margin per Mcf delivered            1.21      1.17          .90       .91

Margin rose $8.7 million in the six-month period due to increased deliveries related primarily to colder weather. Margin per Mcf increased in the three-month period due primarily to a decrease in lower-margin deliveries for electric power generation.

Operating and maintenance. Operating and maintenance expenses increased $4.1 million and $8.7 million for the three- and six-month periods, respectively, due primarily to higher costs in the gas distribution segment relating, in part, to information technology costs. Higher bad debt expense in the gas distribution segment also contributed to the increase in the six-month period.

Nonoperating items. Other income increased $1.6 million and $4.6 million for the three- and six-month periods, respectively. Positive factors for both periods included a gain from unwinding a forward interest rate agreement, the positive impact of reversing accrued interest expense as a result of a settlement and higher interest income due to increased investment levels.
The year-to-date period also benefitted from a first quarter gain on the sale of Nicor's interest in an electronic energy trading system. These positive factors exceeded the gain on real estate sales in the prior year's three- and six-month periods.

Interest expense decreased in the six-month period due to reduced average borrowing levels and lower interest rates.



Nicor Inc.                                                             Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $41.8 million for the six months ended June 30, 1999, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. In the second quarter of 1999, Nicor committed an additional $12 million to expand its cargo container leasing investment.

Financing. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $330 million and the company had $17.5 million of commercial paper outstanding.

In July 1999, Nicor Gas called for redemption $50 million of 8.25% First Mortgage Bonds due in 2024.

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

In the second quarter of 1999, Nicor completed the $50 million common stock repurchase program initiated in June 1997 and announced another $50 million common stock repurchase program. Purchases under the new program are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities.
During the first six months of 1999, the company purchased and retired 211,300 common shares at an aggregate cost of $8 million under these programs.

Effective with the dividend paid on May 1, 1999, Nicor's quarterly dividend on common stock was increased to 39 cents per share. This payment represents an annual rate of $1.56 per share, which is 5.4 percent higher than the $1.48 per share established with the May 1, 1998 dividend.

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

Nicor Gas. In 1996, Nicor Gas established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. The company's Year 2000 effort encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment, remediation and testing are complete. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms. During the second quarter of 1999, the company performed additional testing of all critical systems at a remote site. In addition, outside consultants completed independent verification of program code for its critical mainframe systems to confirm proper remediation. A few minor errors were identified and are being corrected and tested. Hardware and software failure contingency plans have been established.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are complete with the exception of a few minor applications that are dependent on upgrades or modifications by software vendors. These items are scheduled to be completed and tested during the third quarter of 1999. Functional areas have developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions have been updated and are scheduled for testing in the third quarter of 1999.


Nicor Inc.                                                            Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation has been accomplished through upgrading hardware and software. Testing has been completed. Contingency plans have been updated, and by the end of the third quarter of 1999 these plans will be tested. In addition to the telecommunications issues over which it has direct control, the company has worked closely with telecommunication service providers to assist in the development and execution of additional testing procedures and the formulation of contingency plans. These efforts are scheduled to be completed by the end of the third quarter of 1999.

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment of about 2,200 items at the component level in critical areas has been completed and independently verified and validated by outside consultants. Less than 5 percent of the inventoried items appeared to require remediation. Virtually all items have been remediated and tested with a few items remaining to be fixed and tested during the third quarter of 1999. In critical gas supply and storage areas, disaster recovery plans exist and have been updated for various potential Year 2000 scenarios.

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

In addition to written communications, the company has met directly with interstate pipelines and gas suppliers, upon which the company has historically been materially dependent, and certain large industrial customers to determine their state of readiness. Further communications and meetings have also been conducted with other critical vendors and suppliers. Additional meetings and assessment of communications and any resulting necessary actions are scheduled to be completed during the third quarter of 1999. Testing of updated contingency plans is scheduled to be completed by the end of the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $4 million through June 30, 1999, and estimates an additional $2 million may be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned.


Nicor Inc.                                                            Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The company estimates that as much as an additional $1 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company has updated its contingency plans that address a variety of scenarios that could emerge and expects testing and further refinement of plans to continue throughout 1999.

Other Nicor Affiliates. Affiliates other than Nicor Gas are also managed as part of the Year 2000 project with similar action plans. Most of the Year 2000 issues in these businesses are similar to those of Nicor Gas. These affiliates, being relatively small ventures, appear to be impacted in only minor ways, with the exception of Tropical Shipping. Tropical Shipping has remediated its main cargo-tracking program and has particular concerns with Caribbean interisland communications. Tropical's overall remediation activities are virtually complete. Final testing and contingency plans are scheduled to be completed by the end of the third quarter of 1999. Costs for remediation are not significant.

Nicor Inc.                                                            Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters beginning on page 5.

Customer Select Program. In July 1999, Nicor Gas filed a request with the ICC to expand Customer Select, the company's three-year pilot program that allows more customers to choose their natural gas commodity supplier. For further information see Regulatory Matters beginning on page 5.

Power Generation. In June 1999, Nicor announced that it will not participate in or make any financial investment in the Rocky Road Power Plant project in northern Illinois. Rocky Road is a 250-megawatt, natural gas-fueled power generation facility. Nicor Gas is providing gas transportation services to the facility.

New Accounting Pronouncement. In June 1999, the Financial Accounting Standards Board approved an amendment to defer the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. For further information see New Accounting Pronouncement on page 5.

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
                                           Three months ended           Six months ended
                                                 June 30                    June 30
                                             1999        1998           1999        1998
Operating revenues (millions):
  Sales
    Residential                           $   128.2   $   136.5      $   472.4   $   466.2
    Commercial                                 25.1        31.3          101.7       120.9
    Industrial                                  3.2         5.0           15.0        18.6
                                              156.5       172.8          589.1       605.7
  Transportation
    Residential                                  .4           -             .4           -
    Commercial                                 14.7        11.5           38.1        28.3
    Industrial                                  9.9         8.5           21.7        19.0
                                               25.0        20.0           60.2        47.3
  Revenue taxes and other                      21.9        22.0           66.8        66.1
                                          $   203.4   $   214.8      $   716.1   $   719.1

Deliveries (Bcf):
  Sales
    Residential                                26.3        25.8          126.7       113.7
    Commercial                                  5.4         6.2           26.5        29.0
    Industrial                                   .6         1.2            4.2         4.9
                                               32.3        33.2          157.4       147.6
  Transportation
    Residential                                  .1           -             .1           -
    Commercial                                 12.0        10.0           46.1        36.1
    Industrial                                 41.0        44.9           87.0        93.1
                                               53.1        54.9          133.2       129.2
                                               85.4        88.1          290.6       276.8

Customers at end of period (thousands):
  Sales
    Residential                             1,729.7     1,718.6
    Commercial                                104.2       125.2
    Industrial                                  7.1         9.0
                                            1,841.0     1,852.8
  Transportation
    Residential                                17.0           -
    Commercial                                 59.6        36.9
    Industrial                                  6.9         5.0
                                               83.5        41.9
                                            1,924.5     1,894.7

Other statistics:
  Degree days                                   491         532          3,365       3,105
  Colder (warmer) than normal                 (28.6)%     (22.7)%        (12.5)%     (19.3)%
  Average gas cost per Mcf sold           $    2.54   $    2.90      $    2.53   $    2.80

Nicor Inc.                                                                          Page 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

SHIPPING STATISTICS
                                           Three months ended           Six months ended
                                                  June 30                    June 30
                                             1999        1998           1999        1998
TEUs shipped (thousands):
  Southbound                                   29.7        28.6           59.9        58.0
  Northbound                                    4.6         4.0            9.2         7.2
  Interisland                                   2.3         2.1            4.5         5.0
                                               36.6        34.7           73.6        70.2

Other statistics:
  Revenue per TEU                         $   1,493   $   1,509      $   1,475   $   1,507
  Ports served                                   23          23
  Vessels owned                                  13          14






Nicor Inc.                                                           Page 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Market Risk on page 13, which is incorporated herein by reference.


PART II - Other Information

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters beginning on page 5 and Contingencies on page 6, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 15, 1999, for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, February 12, 1999. There were no "broker nonvotes."

All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                            Shares             Shares
                                             voted              voted
                Nominee                       FOR             WITHHELD

         Robert M. Beavers, Jr.           39,780,721           375,605
         Bruce P. Bickner                 39,744,739           408,277
         John H. Birdsall, III            39,791,330           369,863
         Thomas A. Donahoe                39,760,774           388,681
         Thomas L. Fisher                 39,783,993           380,360
         John E. Jones                    39,692,775           441,704
         Dennis J. Keller                 39,781,644           379,086
         Charles S. Locke                 39,666,455           466,990
         Sidney R. Petersen               39,693,595           439,470
         John Rau                         39,775,129           383,499
         Patricia A. Wier                 39,750,620           402,921

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 18 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1999.


Nicor Inc.                                                            Page 17

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Nicor Inc.



Date   August 11, 1999               By          DAVID L. CYRANOSKI
                                                 David L. Cyranoski
                                               Senior Vice President,
                                         Secretary, Treasurer and Controller


Nicor Inc.                                                           Page 18

Exhibit Index

Exhibit
 Number                          Description of Document

  27.01    Financial Data Schedule.