Form 10-Q
period 1999-09-30
NICOR INC
filed 1999-11-10
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1999


                                       or


         [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934





    Commission                  Registrant, State of Incorporation,                   I.R.S Employer
    File Number                     Address and Telephone Number                   Identification Number
--------------------    -----------------------------------------------------    --------------------------

      1-7297            Nicor Inc.                                                      36-2855175
                        (An Illinois Corporation)
                        1844 Ferry Road
                        Naperville, Illinois 60563-9600
                        (630) 305-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at October 31, 1999, were 47,047,097.

Nicor Inc.                                                               Page i

Table of Contents

Part I - Financial Information

     Item 1.   Financial Statements (Unaudited) ....................    1

               Consolidated Statement of Income:
                  Three and nine months ended
                  September 30, 1999 and 1998 ......................    2

               Consolidated Statement of Cash Flows:
                  Nine months ended
                  September 30, 1999 and 1998 ......................    3

               Consolidated Balance Sheet:
                  September 30, 1999 and 1998, and
                  December 31, 1998 ................................    4

               Notes to the Consolidated Financial Statements ......    5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............    7

     Item 3.   Quantitative and Qualitative Disclosures
                  about Market Risk ................................   15


Part II - Other Information

     Item 1.   Legal Proceedings ...................................   15

     Item 6.   Exhibits and Reports on Form 8-K ....................   15

               Signature ...........................................   16

               Exhibit Index .......................................   17




Glossary

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.
ICC.  Illinois Commerce Commission.
Mcf, Bcf.  Thousand cubic feet, billion cubic feet.
TEU.  Twenty-foot equivalent unit.

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


Nicor Inc.                                                                                                  Page 2
-------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions, except per share data)

                                                     Three months ended                    Nine months ended
                                                        September 30                          September 30
                                                ------------------------------        -----------------------------
                                                    1999             1998                 1999            1998
                                                -------------    -------------        -------------   -------------

Operating revenues                                   $ 227.3          $ 203.2            $ 1,075.5       $ 1,036.9
                                                -------------    -------------        -------------   -------------

Operating expenses
    Cost of gas                                         69.6             52.1                491.0           466.3
    Operating and maintenance                           87.3             81.7                260.2           246.0
    Depreciation                                        19.2             18.7                 98.9            95.7
    Taxes, other than income taxes                      13.1             11.8                 77.5            76.1
                                                -------------    -------------        -------------   -------------
                                                       189.2            164.3                927.6           884.1
                                                -------------    -------------        -------------   -------------

Operating income                                        38.1             38.9                147.9           152.8

Other income (expense), net                              2.0              3.6                 15.2            12.1
                                                -------------    -------------        -------------   -------------

Income before interest on debt
    and income taxes                                    40.1             42.5                163.1           164.9

Interest on debt, net of amounts
    capitalized                                          9.9             11.0                 32.3            34.4
                                                -------------    -------------        -------------   -------------

Income before income taxes                              30.2             31.5                130.8           130.5

Income taxes                                            10.4             10.9                 45.5            45.2
                                                -------------    -------------        -------------   -------------

Net income                                              19.8             20.6                 85.3            85.3

Dividends on preferred stock                              .1               .1                   .3              .2
                                                -------------    -------------        -------------   -------------

Earnings applicable to common stock                   $ 19.7           $ 20.5               $ 85.0          $ 85.1
                                                =============    =============        =============   =============

Average shares of common stock
    outstanding
       Basic                                            47.2             47.7                 47.3            47.9
       Diluted                                          47.3             47.9                 47.5            48.1

Earnings per average share of
    common stock
       Basic                                           $ .42            $ .43               $ 1.80          $ 1.78
       Diluted                                           .42              .43                 1.79            1.77

Dividends declared per share of
    common stock                                       $ .39            $ .37               $ 1.17          $ 1.11


The accompanying notes are an integral part of this statement.




Nicor Inc.                                                                                                  Page 3
-------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                                                            Nine months ended
                                                                                               September 30
                                                                                      -----------------------------

                                                                                          1999            1998
                                                                                      -------------   -------------
Operating activities
    Net income                                                                              $ 85.3          $ 85.3
    Adjustments to reconcile net income to net cash flow
       provided from operating activities:
          Depreciation                                                                        98.9            95.7
          Deferred income tax expense                                                         18.2            12.1
          Change in assets and liabilities:
            Receivables, less allowances                                                     118.4           209.0
            Gas in storage                                                                    37.9             8.2
            Deferred/accrued gas costs                                                       (63.7)           (4.0)
            Accounts payable                                                                  71.0            32.8
            Other                                                                            (40.6)          (50.6)
                                                                                      -------------   -------------
    Net cash flow provided from operating activities                                         325.4           388.5
                                                                                      -------------   -------------

Investing activities
    Capital expenditures                                                                    (101.1)          (94.7)
    Short-term investments                                                                    24.4            (2.4)
    Other                                                                                     (8.9)          (14.3)
                                                                                      -------------   -------------
    Net cash flow used for investing activities                                              (85.6)         (111.4)
                                                                                      -------------   -------------

Financing activities
    Net proceeds from issuing long-term debt                                                 101.5            99.0
    Disbursements to retire long-term debt                                                  (156.6)         (129.9)
    Short-term borrowings (repayments), net                                                 (108.0)         (164.9)
    Dividends paid                                                                           (54.8)          (52.6)
    Disbursements to reacquire stock                                                         (14.6)          (25.4)
    Other                                                                                      (.1)             .4
                                                                                      -------------   -------------
    Net cash flow used for financing activities                                             (232.6)         (273.4)
                                                                                      -------------   -------------

Net increase in cash and cash equivalents                                                      7.2             3.7

Cash and cash equivalents, beginning of period                                                13.0             5.2
                                                                                      -------------   -------------

Cash and cash equivalents, end of period                                                    $ 20.2           $ 8.9
                                                                                      =============   =============

Supplemental information
    Income taxes paid, net of refunds                                                       $ 37.6          $ 32.5
    Interest paid, net of amounts capitalized                                                 33.4            38.6


The accompanying notes are an integral part of this statement.




Nicor Inc.                                                                                                  Page 4
-------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                                              September 30        December 31        September 30
                                                                  1999               1998                1998
                                                             ---------------    ----------------    ---------------
                         Assets

Current assets
    Cash and cash equivalents                                        $ 20.2              $ 13.0              $ 8.9
    Short-term investments, at cost which
       approximates market                                             31.4                55.8               22.6
    Receivables, less allowances of $7.5,
       $6.3 and $7.2, respectively                                    145.6               264.0              145.6
    Gas in storage, at last-in, first-out cost                         67.6               105.5              119.6
    Deferred gas costs                                                 33.8                   -                  -
    Other                                                              43.9                26.4               33.1
                                                             ---------------    ----------------    ---------------
                                                                      342.5               464.7              329.8
                                                             ---------------    ----------------    ---------------

Property, plant and equipment, at cost
    Gas distribution                                                3,171.3             3,119.7            3,089.6
    Shipping                                                          272.3               258.9              258.2
    Other                                                               2.0                 1.2                1.0
                                                             ---------------    ----------------    ---------------
                                                                    3,445.6             3,379.8            3,348.8
    Less accumulated depreciation                                   1,714.4             1,648.0            1,616.8
                                                             ---------------    ----------------    ---------------
                                                                    1,731.2             1,731.8            1,732.0
                                                             ---------------    ----------------    ---------------

Other assets                                                          203.1               168.1              157.8
                                                             ---------------    ----------------    ---------------

                                                                  $ 2,276.8           $ 2,364.6          $ 2,219.6
                                                             ===============    ================    ===============

             Liabilities and capitalization

Current liabilities
    Long-term obligations due within one year                        $ 73.8               $ 1.2               $ .9
    Short-term borrowings                                             126.5               234.5              114.0
    Accounts payable                                                  341.3               270.3              274.7
    Accrued gas costs                                                     -                29.9               21.1
    Other                                                              36.3                43.0               37.5
                                                             ---------------    ----------------    ---------------
                                                                      577.9               578.9              448.2
                                                             ---------------    ----------------    ---------------

Deferred credits and other liabilities
    Deferred income taxes                                             261.5               238.9              233.1
    Regulatory income tax liability                                    75.7                78.6               79.3
    Unamortized investment tax credits                                 42.7                44.1               44.7
    Other                                                             101.8               101.5              105.8
                                                             ---------------    ----------------    ---------------
                                                                      481.7               463.1              462.9
                                                             ---------------    ----------------    ---------------

Capitalization
    Long-term debt                                                    436.7               557.3              550.2
    Preferred stock                                                     6.3                 6.3                6.3
    Common equity
       Common stock                                                   117.8               118.8              119.1
       Retained earnings                                              656.4               640.2              632.9
                                                             ---------------    ----------------    ---------------
                                                                    1,217.2             1,322.6            1,308.5
                                                             ---------------    ----------------    ---------------

                                                                  $ 2,276.8           $ 2,364.6          $ 2,219.6
                                                             ===============    ================    ===============


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

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                                                Three months ended              Nine months ended
                                                   September 30                    September 30
                                            ---------------------------     ---------------------------
(millions)                                      1999          1998             1999           1998
                                            -------------  ------------     ------------  -------------
Operating revenues
   Gas distribution                         $      161.8   $     148.0      $     877.9   $      867.0
   Shipping                                         55.5          52.5            164.0          161.2
   Other Nicor ventures                             11.3           2.7             34.9            8.7
   Corporate and eliminations                       (1.3)            -             (1.3)             -
                                            -------------  ------------     ------------  -------------
                                            $      227.3   $     203.2      $   1,075.5   $    1,036.9
                                            =============  ============     ============  =============

Operating income (loss)
   Gas distribution                         $       35.4   $      34.9      $     137.1   $      138.1
   Shipping                                          4.5           5.1             13.9           17.5
   Other Nicor ventures                              (.1)            -              (.1)          (1.1)
   Corporate and eliminations                       (1.7)         (1.1)            (3.0)          (1.7)
                                            -------------  ------------     ------------  -------------
                                            $       38.1   $      38.9      $     147.9   $      152.8
                                            =============  ============     ============  =============

REGULATORY MATTERS

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan would establish economic incentives for Nicor Gas when purchasing gas supplies for customers, and amounts above or below a market benchmark would be shared with customers. The ICC is required to rule on the proposal by late November and, if approved in a manner acceptable to Nicor Gas, the company intends to implement the plan next January.

Customer Select(R). In September 1999, Nicor Gas received approval from the ICC to expand Customer Select, the company's voluntary pilot program which offers customers a choice of natural gas commodity suppliers. An additional 170,000 single-family residential customers in select communities will be eligible to participate in the program in 2000. During the first two phases of the program, more than 60,000 residential, commercial and industrial customers enrolled, accounting for about 25 Bcf in annual deliveries of natural gas. In all instances, Nicor Gas will continue to deliver natural gas to the customer,

Nicor Inc.                                                               Page 6

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

read customer meters, maintain the distribution system, ensure safety and respond to service and emergency calls.

LONG-TERM DEBT

In August 1999, Nicor Gas redeemed $50 million of 8.25% First Mortgage Bonds due in 2024.

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

SUMMARY

Nicor's third quarter 1999 diluted earnings per common share were $.42, down slightly from $.43 in 1998. Net income for the quarter was $19.8 million, compared with $20.6 million in 1998.

For the nine months ended September 30, 1999, diluted earnings per common share increased to $1.79, from $1.77 a year ago, as common stock repurchases have reduced the number of shares outstanding. Net income was unchanged at $85.3 million as lower operating results were offset by nonoperating factors.

Operating income (loss) by major business segment was:

                                                Three months ended              Nine months ended
                                                   September 30                    September 30
                                            ---------------------------     ---------------------------
   (millions)                                   1999          1998             1999           1998
                                            -------------  ------------     ------------  -------------
   Gas distribution                         $       35.4   $      34.9      $     137.1   $      138.1
   Shipping                                          4.5           5.1             13.9           17.5
   Corporate and other                              (1.8)         (1.1)            (3.1)          (2.8)
                                            -------------  ------------     ------------  -------------
                                            $       38.1   $      38.9      $     147.9   $      152.8
                                            =============  ============     ============  =============

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income for the nine months ended September 30, 1999, decreased $1 million. Though deliveries of natural gas increased 4 percent during the first nine months of this year, the positive impact of higher deliveries was more than offset by other factors, including higher operating and maintenance expense and depreciation.

o Shipping operating income decreased $.6 million for the quarter and $3.6 million for the nine months ended September 30, 1999. Quarter and year-to-date results were negatively impacted by competitive pressures on pricing - primarily in the Eastern Caribbean, higher operating expenses and a decline in charter income. These factors more than offset the additional revenues generated from increased volumes shipped.

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

Nicor Inc.                                                               Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating revenues. Operating revenues by major business segment were:

                                                Three months ended              Nine months ended
                                                   September 30                    September 30
                                            ---------------------------     ---------------------------
   (millions)                                   1999          1998             1999           1998
                                            -------------  ------------     ------------  -------------
   Gas distribution                         $      161.8   $     148.0      $     877.9   $      867.0
   Shipping                                         55.5          52.5            164.0          161.2
   Corporate and other                              10.0           2.7             33.6            8.7
                                            -------------  ------------     ------------  -------------
                                            $      227.3   $     203.2      $   1,075.5   $    1,036.9
                                            =============  ============     ============  =============

For the three-month period, gas distribution revenues increased from the prior year due primarily to higher natural gas prices, which are passed directly through to customers. Revenues generated from Nicor's wholesale gas trading business accounted for the increase in corporate and other. For the nine-month period, consolidated revenues increased $38.6 million due to revenues generated from Nicor's wholesale gas trading business and higher revenues in the gas distribution segment. Gas distribution revenues increased as the impact of colder weather more than offset lower natural gas prices.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                                Three months ended              Nine months ended
                                                   September 30                    September 30
                                            ---------------------------     ---------------------------
                                                1999          1998             1999           1998
                                            -------------  ------------     ------------  -------------
   Margin (millions)                        $       92.6   $      89.6      $     353.0   $      341.3
   Margin per Mcf delivered                         1.32          1.28              .98            .98

Margin rose $3 million in the three-month period due, in part, to the positive impact of colder weather. Margin per Mcf delivered increased in the quarter due mainly to a decline in lower-margin deliveries for electric power generation. For the nine-month period, margin increased $11.7 million due to higher deliveries which were attributable to 10 percent colder weather, increased usage among existing customers and the addition of new customers.

Operating and maintenance. Operating and maintenance expense increased $5.6 million in the three-month period due primarily to higher volume-related expenses in the shipping segment and increased credit and collection activities in the gas distribution segment. For the nine-month period, operating and maintenance expense increased $14.2 million due primarily to higher information technology costs and increased credit and collection activities in the gas distribution segment and higher volume-related costs in the shipping segment.

Nonoperating items. Other income decreased $1.6 million in the three-month period due to a decline in real estate sales. For the nine-month period, other income increased $3.1 million as the impact of lower real estate sales was more than offset by several positive factors, including a gain on the sale of Nicor's interest in an electronic energy trading system and higher interest income due to increased investment levels. The company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value of these holdings through additional property sales or development over the next several years.

Nicor Inc.                                                               Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense decreased in both periods due to lower interest rates and reduced average borrowing levels.

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $63.1 million for the nine months ended September 30, 1999, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. During 1999, Nicor invested an additional $12 million in cargo container leasing.

Financing. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $342.5 million and the company had $126.5 million of commercial paper outstanding.

In August 1999, Nicor Gas redeemed $50 million of 8.25% First Mortgage Bonds due in 2024.

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

In the second quarter of 1999, Nicor completed the $50 million common stock repurchase program initiated in June 1997 and announced another $50 million common stock repurchase program. Purchases under the new program are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities. During the first nine months of 1999, the company purchased and retired 393,300 common shares at an aggregate cost of about $15 million.

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

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor's ability to meet its objectives identified below is dependent upon several factors, including the timely provision of

Nicor Inc.                                                              Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

necessary upgrades and modifications by suppliers and contractors. In addition, Nicor cannot guarantee that third parties on whom it depends for essential services will remediate their critical systems and processes in a timely manner. Each component of the company's Year 2000 project has progressed as planned and the company believes it is taking all necessary steps to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the year 2000.

Nicor Gas. In 1996, Nicor Gas established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company has utilized consultants to assist in the Year 2000 project and belongs to an industry alliance that facilitates the sharing of information among companies. The company's Year 2000 effort encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment, remediation, testing and contingency planning are complete. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms. During the second and third quarter of 1999, the company performed additional testing of all critical systems at a remote site. In addition, outside consultants completed independent verification of program code for the company's critical mainframe systems to confirm proper remediation. The few minor errors that were identified have been corrected and tested.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are complete with the exception of a few minor applications that are dependent on upgrades or modifications by software vendors. These minor items will be completed by the end of 1999. Functional areas have developed and tested contingency plans to perform their responsibilities in the event of disruption.

Telecommunications. The company has completed all phases of its Year 2000 effort relating to telecommunication issues, which involve data and voice communications. In addition to the telecommunication issues over which it has direct control, the company has worked closely with telecommunication service providers to develop and execute test procedures and to formulate contingency plans.

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment of about 2,200 items at the component level in critical areas has been completed and independently verified and validated by outside consultants. Less than 5 percent of the inventoried items appeared to require remediation. All such items have been remediated and tested. In critical gas supply and storage areas, disaster recovery plans exist which have been updated and tested for various potential Year 2000 scenarios.

Nicor Inc.                                                              Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Third Parties. Nicor Gas has contacted entities with which it has a material relationship to determine their state of readiness. These entities include, but are not limited to, natural gas suppliers, interstate pipelines, electric utilities, telecommunication service providers, banks, industrial customers and other suppliers of goods and services. In addition, the company has met directly with interstate pipelines, natural gas suppliers and certain large industrial customers. Based upon ongoing communications, Nicor Gas will consider new business relationships, as necessary, with alternative product and service providers, to the extent alternatives are available. Contingency plans to address potential disruption of the receipt of goods and services have been completed.

Costs. Nicor Gas has incurred operating expenses of approximately $4.5 million through September 30, 1999, and estimates less than an additional $1 million may be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred that are related to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that any additional capital improvement costs to support this project will not be significant.

Risks. The company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the company's basic operations as well as the operations of many of its customers.

The company believes the most significant potential risks involve its ability to use electronic devices to control and operate its distribution system, its ability to respond appropriately to customers' calls for information and assistance, and its ability to maintain its internal network of computer systems. The company's Year 2000 project was designed to concentrate its efforts on these critical areas.

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to: lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to update, test and refine its contingency plans.

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company has updated and tested its contingency plans that address scenarios that could emerge and expects further refinement and testing of these plans throughout the remainder of 1999.

During the third quarter of 1999, Nicor Gas conducted a Year 2000 preparedness drill to test and further evaluate its contingency plans and to demonstrate its ability to respond to potential issues effectively and quickly. The drill, conducted with interstate pipelines and other natural gas utilities, simulated the loss of communications, electricity and gas supply. The drill was successful.

Nicor Inc.                                                              Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Nicor Affiliates. Affiliates other than Nicor Gas are also managed as part of the Year 2000 project with similar action plans. Most of the Year 2000 issues in these businesses are similar to those of Nicor Gas. These affiliates, being relatively small ventures, appear to be impacted in only minor ways, with the exception of Tropical Shipping. Tropical Shipping's overall remediation activities are complete. Although the company has particular concerns with Caribbean interisland communications, it believes it has taken the necessary steps to address this issue. Costs for remediation are not significant.

OTHER

Performance-Based   Rate   Filing.   In   March   1999,   Nicor   Gas   filed  a
performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters beginning on page 5.

Customer Select(R). In September 1999, Nicor Gas received approval from the ICC to expand Customer Select, the company's voluntary pilot program which offers customers a choice of natural gas commodity suppliers. For further information see Regulatory Matters beginning on page 5.

Nicor Energy. In September 1999, Nicor Energy was certified as an Alternative Retail Electric Supplier by the ICC. Certification allows Nicor Energy to supply electricity to Illinois businesses as part of a statewide program that allows business customers to remain with their current utility or to switch electric commodity suppliers. Nicor Energy has already contracted to supply electricity to several hundred customers.

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



Nicor Inc.                                                                                                 Page 13
-------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAS DISTRIBUTION STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                                     Three months ended                    Nine months ended
                                                        September 30                         September 30
                                                ------------------------------       ------------------------------
                                                    1999             1998                1999             1998
                                                -------------    -------------       -------------    -------------

Operating revenues (millions):
    Sales
       Residential                                   $ 103.6           $ 96.0             $ 576.1          $ 562.2
       Commercial                                       16.3             17.2               118.0            138.0
       Industrial                                        2.4              2.3                17.4             20.9
                                                -------------    -------------       -------------    -------------
                                                       122.3            115.5               711.5            721.1
                                                -------------    -------------       -------------    -------------
    Transportation
       Residential                                        .7                -                 1.0                -
       Commercial                                       13.6             11.8                51.8             40.1
       Industrial                                       11.3              9.2                33.0             28.2
                                                -------------    -------------       -------------    -------------
                                                        25.6             21.0                85.8             68.3
                                                -------------    -------------       -------------    -------------
    Revenue taxes and other                             13.9             11.5                80.6             77.6
                                                -------------    -------------       -------------    -------------
                                                     $ 161.8          $ 148.0             $ 877.9          $ 867.0
                                                =============    =============       =============    =============

Deliveries (Bcf):
    Sales
       Residential                                      15.1             15.1               141.9            128.8
       Commercial                                        2.4              2.7                28.9             31.8
       Industrial                                         .5               .5                 4.6              5.4
                                                -------------    -------------       -------------    -------------
                                                        18.0             18.3               175.4            166.0
                                                -------------    -------------       -------------    -------------
    Transportation
       Residential                                        .2                -                  .2                -
       Commercial                                        9.3              8.1                55.5             44.2
       Industrial                                       42.4             43.5               129.4            136.6
                                                -------------    -------------       -------------    -------------
                                                        51.9             51.6               185.1            180.8
                                                -------------    -------------       -------------    -------------

                                                        69.9             69.9               360.5            346.8
                                                =============    =============       =============    =============

Customers at end of period (thousands):
    Sales
       Residential                                   1,733.7          1,718.8
       Commercial                                      104.0            124.5
       Industrial                                        7.0              8.9
                                                -------------    -------------
                                                     1,844.7          1,852.2
                                                -------------    -------------
    Transportation
       Residential                                      16.6                -
       Commercial                                       58.4             36.5
       Industrial                                        6.7              5.0
                                                -------------    -------------
                                                        81.7             41.5
                                                -------------    -------------

                                                     1,926.4          1,893.7
                                                =============    =============

Other statistics:
    Degree days                                           67               18               3,432            3,123
    Colder (warmer) than normal                        (23.9)%          (79.5)%             (12.8)%          (20.6)%
    Average gas cost per Mcf sold                     $ 3.31           $ 2.71              $ 2.61           $ 2.79


Nicor Inc.                                                                                                 Page 14
-------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

SHIPPING STATISTICS

                                                     Three months ended                    Nine months ended
                                                      September 30                         September 30
                                                ------------------------------       ------------------------------
                                                    1999             1998                1999             1998
                                                -------------    -------------       -------------    -------------

TEUs shipped (thousands):
    Southbound                                          30.3             27.5                90.2             85.5
    Northbound                                           4.4              4.3                13.6             11.5
    Interisland                                          1.9              2.1                 6.4              7.1
                                                -------------    -------------       -------------    -------------

                                                        36.6             33.9               110.2            104.1
                                                =============    =============       =============    =============

Other statistics:
    Revenue per TEU                                  $ 1,512          $ 1,511             $ 1,487          $ 1,508
    Ports served                                          23               23
    Vessels owned                                         13               14

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

Item 6.       Exhibits and Reports on Form 8-K

   (a)        See Exhibit Index on page 17 filed herewith.

   (b)        The company did not file a report on Form 8-K during the third quarter of 1999.

Nicor Inc.                                                              Page 16

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Nicor Inc.




Date      November 10, 1999                       By  DAVID L. CYRANOSKI
      ------------------------------                  -----------------------
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