Form 10-K
period 1999-12-31
NICOR INC
filed 2000-03-20
CIK 72020

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the fiscal year ended December 31, 1999

                                              or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                                                      I.R.S Employer
 Commission File          Registrant, State of Incorporation,         Identification
      Number                 Address and Telephone Number                 Number
-------------------   --------------------------------------------   -----------------

      1-7297          Nicor Inc.                                        36-2855175
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, 46,707,099 common shares were outstanding. The aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.4 billion.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2000 Annual Meeting Definitive Proxy Statement, dated March 8, 2000, are incorporated by reference into Part III.

Nicor Inc.                                                                Page i

Table of Contents

  Item No.

      Part I
 1.   Business ............................................................  1
 2.   Properties ..........................................................  5
 3.   Legal Proceedings....................................................  5
 4.   Submission of Matters to a Vote of Security Holders..................  5
      Executive Officers of the Registrant.................................  6

      Part II
 5.   Market for Registrant's Common Equity and Related Stockholder Matters  7
 6.   Selected Financial Data .............................................  8
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................  9
 7A.  Quantitative and Qualitative Disclosures about Market Risk........... 18
 8.   Financial Statements and Supplementary Data ......................... 19
 9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................ 35

      Part III
 10.  Directors and Executive Officers of the Registrant................... 35
 11.  Executive Compensation............................................... 35
 12.  Security Ownership of Certain Beneficial Owners and Management....... 35
 13.  Certain Relationships and Related Transactions....................... 35

      Part IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 36
      Signatures........................................................... 38
      Exhibit Index........................................................ 39



Glossary

Degree day........The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
FERC..............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
HVAC..............Heating, ventilating and air conditioning.
ICC...............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf ...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR...............Performance-based rate, a plan that provides economic incentives based on performance.
TEU...............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                                Page 1

PART I

Item 1.    Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company), one of the nation's largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Caribbean. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets. Nicor also owns several energy-related subsidiaries and is a partner in Nicor Energy, a provider of unregulated energy products and services. Nicor had approximately 3,400 employees at year-end 1999.

Financial information on Nicor's major business segments is included in Business Segment and Geographic Information beginning on page 31. Certain terms used herein are defined in the glossary on page i.


GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves more than 1.9 million customers, in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1999, residential customers accounted for about 41 percent of natural gas deliveries, while commercial and industrial customers accounted for about 24 percent and 35 percent, respectively. Nicor Gas' large residential customer base provides relative stability during weak economic periods. In addition, the company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Statistics on page 15 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas purchased a weather insurance policy which will protect 2000 earnings and cash flow if weather for the year is more than 6.5 percent warmer than normal.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years. The company has approximately 2,300 employees.

Customer Services

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program allowed residential customers in certain communities to choose their natural gas supplier. Nicor Gas supports full customer choice and is presently evaluating providing all customers the ability to choose their natural gas supplier. Additional information on the program is

Nicor Inc.                                                                Page 2
presented in Factors Affecting Business Performance beginning on page 13. Transportation customers have options that include the use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power generation facilities.

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

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 1999 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to six interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire by 2004.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, about 130 Bcf of gas is cycled through the company's storage fields. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply

Nicor Inc.                                                                Page 3
flexibility, improves reliability of deliveries and allows the company to maintain rates that are among the lowest in the nation.

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 97 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

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

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer without markup.

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. At the end of two years, the plan will be subject to ICC review. Additional information on the plan is presented in Factors Affecting Business Performance beginning on page 13.

Customer Select, a voluntary pilot program that offers customers a choice of natural gas suppliers, is in its third year. Additional information on the program is presented in Factors Affecting Business Performance beginning on page 13.

Properties

The gas distribution, transmission and storage system includes approximately 30,000 miles of steel, plastic and cast iron main; approximately 27,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields.

Nicor Inc.                                                                Page 4

Item 1.    Business (concluded)

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


SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of agricultural products and apparel, and interisland shipments. The company also provides additional related services including inland transportation and cargo insurance.

Tropical Shipping's owned fleet consists of 13 vessels with a container capacity totaling approximately 3,100 TEUs. In 1999, Tropical Shipping ordered the construction of two vessels to replace chartered capacity and to support growth. In addition, the company owns containers, container-handling equipment, chassis and other equipment. Real property, a significant portion of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served.

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


ENVIRONMENTAL MATTERS

For information on environmental matters, see Contingencies on page 34.

Nicor Inc.                                                                Page 5

Item 2.    Properties

Information with respect to this item concerning Nicor and its major subsidiaries' properties is included in Item 1, Business, beginning on page 1, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.    Legal Proceedings

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. On February 10, 2000, the Circuit Court of Cook County dismissed the company's case on summary judgement motions by certain defendants. The company plans to appeal. For further information, see Contingencies on page 34, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Nicor Inc.                                                                Page 6

Executive Officers of the Registrant

Executive officers of the company are elected annually by the Board of Directors.

       Name             Age              Current Position and Background
--------------------   -----     -----------------------------------------------

Thomas L. Fisher        55       Chairman, Nicor and Nicor Gas (since 1996);
                                 Chief Executive Officer, Nicor (since 1995) and Nicor Gas (since 1988); and President,
                                 Nicor (since 1994) and Nicor Gas (since
                                 1988).

Philip S. Cali          52       Executive Vice President Operations, Nicor
                                 and Nicor Gas (since 1999); Senior Vice
                                 President Operations, Nicor Gas (1995-1999);
                                 and Vice President Engineering, Codes and
                                 Environmental Affairs, Nicor Gas (1994-1995).

Kathleen L. Halloran    47       Executive Vice President Finance and
                                 Administration, Nicor and Nicor Gas (since
                                 1999); Senior Vice President Administration,
                                 Nicor Gas (1998-1999); Senior Vice President
                                 Information Services, Rates and Human
                                 Resources, Nicor Gas (1996-1998); Vice
                                 President Information Services, Rates and
                                 Human Resources, Nicor Gas (1995-1996); and
                                 Vice President Information Services and
                                 Rates, Nicor Gas (1994-1995).

David L. Cyranoski      56       Senior Vice President, Nicor and Nicor Gas
                                 (since 1995); Secretary, Nicor (since 1992) and Nicor Gas (since 1993); Treasurer, Nicor and Nicor Gas (since 1998); Controller, Nicor
                                 (since 1999, 1992-1998) and Nicor Gas (since
                                 1999, 1984-1998); and Vice President, Nicor
                                 (1992-1995) and Nicor Gas (1984-1995).

George M. Behrens       44       Vice President Administration, Nicor Gas
                                 (since 1999); Vice President and Controller,
                                 Nicor and Nicor Gas (1998-1999); Vice
                                 President Accounting, Nicor Gas (1996-1998);
                                 and Vice President and Treasurer, Tropical
                                 Shipping (1991-1996).

Claudia J. Colalillo    50       Vice President Human Resources and Corporate
                                 Communications, Nicor and Nicor Gas (since
                                 1998); Senior Vice President Organizational
                                 Development, May & Speh, Inc. (provider of technology-based information management services) (1995-1998); and Vice President
                                 Human Resources, May & Speh, Inc. (1992-1995).

Nicor Inc.                                                                Page 7

Executive Officers of the Registrant (concluded)

       Name              Age              Current Position and Background
---------------------   -----     ----------------------------------------------

Daniel R. Dodge          46       Vice President Business Development, Nicor
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


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 29, 2000, there were approximately 31,500 common stockholders of record. On March 16, 2000, the Board of Directors declared a quarterly dividend on its common stock of 41.5 cents per share, payable May 1, 2000, to stockholders of record March 31, 2000. This payment represents an annual rate of $1.66 per share.

                           Stock price              Dividends
                  -------------------------------
    Quarter            High            Low          declared
----------------  --------------- ---------------   ----------

1999
    First         $     42-15/16  $     34-11/16    $     .39
    Second              39-1/2          34-1/8            .39
    Third               40              35-11/16          .39
    Fourth              39-3/8          31-3/16           .39

1998
    First         $     43-3/8    $     38-7/8      $     .37
    Second              43-3/16         37-1/2            .37
    Third               41-15/16        37-1/8            .37
    Fourth              44-7/16         40-3/8            .37

Nicor Inc.                                                              Page 8
-------------------------------------------------------------------------------

Item 6.  Selected Financial Data

                                          Year ended December 31
                            ---------------------------------------------------
(millions, except per
    share data)                1999       1998      1997       1996      1995
                            ---------  --------- ---------  --------- ---------

Operating revenues         $ 1,615.2  $ 1,465.1 $ 1,992.6  $ 1,850.7 $ 1,480.1

Operating income             $ 212.0    $ 208.6   $ 229.8    $ 233.1   $ 189.8

Net income
   Continuing operations     $ 124.4    $ 116.4   $ 127.9    $ 121.2    $ 99.8
   Discontinued operations         -          -         -       15.0         -
                            ---------  --------- ---------  --------- ---------
                             $ 124.4    $ 116.4   $ 127.9    $ 136.2    $ 99.8
                            =========  ========= =========  ========= =========

Basic earnings per common
  share
   Continuing operations      $ 2.63     $ 2.43    $ 2.62     $ 2.42    $ 1.96
   Discontinued operations         -          -         -        .30         -
                            ---------  --------- ---------  --------- ---------
                              $ 2.63     $ 2.43    $ 2.62     $ 2.72    $ 1.96
                            =========  ========= =========  ========= =========

Diluted earnings per common
  share
   Continuing operations      $ 2.62     $ 2.42    $ 2.61     $ 2.41    $ 1.96
   Discontinued operations         -          -         -        .30         -
                            ---------  --------- ---------  --------- ---------
                              $ 2.62     $ 2.42    $ 2.61     $ 2.71    $ 1.96
                            =========  ========= =========  ========= =========

Dividends declared per
   common share               $ 1.56     $ 1.48    $ 1.40     $ 1.32    $ 1.28

Property, plant and
  equipment
   Gross                   $ 3,483.1  $ 3,379.8 $ 3,267.7  $ 3,192.7 $ 3,110.4
   Net                       1,735.2    1,731.8   1,735.8    1,771.9   1,779.3

Total assets               $ 2,451.8  $ 2,364.6 $ 2,394.6  $ 2,438.6 $ 2,259.1

Capitalization
   Long-term debt, net of
       current maturities    $ 436.1    $ 557.3   $ 550.2    $ 518.0   $ 468.7
   Redeemable preferred stock    6.3        6.3       6.4        7.5       8.9
   Common equity               787.7      759.0     744.0      729.6     687.6
                           ---------  --------- ---------  --------- ---------
                           $ 1,230.1  $ 1,322.6 $ 1,300.6  $ 1,255.1 $ 1,165.2
                           =========  ========= =========  ========= =========





Nicor Inc.                                                                Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor's operating results and financial condition from 1997 to 1999, and to discuss business trends and uncertainties that might affect Nicor. Certain terms used herein are defined in the glossary on page i.


SUMMARY

Nicor's two major business segments are gas distribution and shipping, with gas distribution representing approximately 90 percent of consolidated operating income and assets.

Nicor's 1999 diluted earnings per common share increased to $2.62 from $2.42 a year ago, due primarily to a positive contribution from nonoperating items and improved gas distribution operating results. Net income increased $8 million to $124.4 million. Nicor's 1998 diluted earnings per common share were $2.42, down from $2.61 in 1997, as lower operating results in the gas distribution segment were partially offset by improved operating results in the shipping segment. Net income of $116.4 million decreased $11.5 million from 1997. Per share results in both years also benefited from the company's common stock repurchase programs.

Operating income. Operating income (loss) by major business segment is presented below:

(millions)                                1999         1998         1997
                                       ------------ ------------ ------------
Gas distribution                       $    191.7   $    185.5   $    210.1
Shipping                                     22.5         27.6         25.3
Corporate and other                          (2.2)        (4.5)        (5.6)
                                       ------------ ------------ ------------
                                       $    212.0   $    208.6   $    229.8
                                       ============ ============ ============

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income increased $6.2 million in 1999 due to higher deliveries related primarily to 9 percent colder weather. The positive impact of higher deliveries was partially offset by increased operating and maintenance expenses and depreciation. In 1998, gas distribution operating income decreased $24.6 million due to the impact of weather that was 23 percent warmer than the prior year, partially offset by a 4 percent reduction in operating and maintenance expenses.

o Shipping operating income decreased $5.1 million in 1999, reflecting increased pressures on pricing, higher operating expenses and a decline in charter revenues. These factors more than offset the additional revenues generated from record volumes shipped. In 1998, shipping operating income rose $2.3 million to a record $27.6 million due to a 4 percent increase in volumes shipped and higher average rates.

o Corporate and other operating income was up $2.3 million in 1999 due to better results at Nicor's unregulated energy ventures.

Nonoperating items. In 1999, other income increased $7.7 million to $23.2 million as several positive factors, including interest benefits on tax-related matters and a gain on the sale of Nicor's interest in an electronic energy trading system, more than offset a decline in real estate sales and the write-off of

Nicor Inc.                                                               Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

software development costs. Nicor's retail energy services joint venture also contributed to the improvement.

Interest expense decreased 3 percent in 1999 to $45.1 million and 5 percent in 1998 to $46.6 million due primarily to refinancing at lower interest rates and reduced average borrowing levels.


RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below:

(millions)                          1999         1998         1997
                                 ------------ ------------ ------------
Gas distribution                 $  1,326.2   $  1,229.0   $  1,730.5
Shipping                              229.9        224.5        213.1
Corporate and other                    59.1         11.6         49.0
                                 ------------ ------------ ------------
                                 $  1,615.2   $  1,465.1   $  1,992.6
                                 ============ ============ ============

Nicor's operating revenues increased $150.1 million in 1999. Gas distribution revenues increased $97.2 million due to higher deliveries of natural gas, and higher natural gas prices which are passed directly through to customers. Partially offsetting this increase was the impact of customers switching from sales to transportation service. Shipping revenues rose by $5.4 million as the impact of record volumes shipped more than offset a decline in charter revenue and lower average prices. Revenues generated from Nicor's wholesale gas marketing business accounted for the increase in the corporate and other category.

In 1998, Nicor's operating revenues decreased to $1,465.1 million from $1,992.6 million as gas distribution revenues were down significantly from 1997 due principally to lower natural gas prices and lower deliveries of natural gas. Shipping revenues rose 5 percent in 1998 due to additional volumes shipped and higher average rates. Corporate and other revenues decreased in 1998 as the company's retail energy services business became part of a 50-percent owned joint venture that is accounted for under the equity method.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                       1999         1998         1997
                                    ------------ ------------ ------------
Margin (millions)                   $    487.2   $    469.4   $    496.0
Margin per Mcf delivered                   .96          .96          .91

Weather was the largest factor impacting the fluctuation in margin during 1999 and 1998, and margin per Mcf delivered in 1998. Margin per Mcf delivered was unchanged in 1999 as the impact of a reduction in lower-margin electric generation deliveries offset the effect of weather.

Nicor Inc.                                                               Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance. In 1999, operating and maintenance expenses increased $18 million to $356 million due to higher volume-related costs in the shipping segment and higher costs in the gas distribution segment caused, in part, by higher information technology spending levels. The $2.3 million decrease in 1998 to $338 million was despite 5 percent higher costs in the shipping segment related to an increase in volumes shipped. Lower retirement-benefits costs in the gas distribution segment, resulting principally from favorable pension fund investment returns, contributed to the overall decrease in operating and maintenance expenses in 1998.

Depreciation. Depreciation increased 3 percent in 1999 to $140.3 million and 4 percent in 1998 to $136.5 million due primarily to gas plant additions.


FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt and stock redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. Net cash flow provided from operating activities was $205.7 million, $368.4 million and $211.1 million in 1999, 1998 and 1997, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures. Capital expenditures by major business segment are presented below:

                            Estimated
(millions)                    2000         1999         1998         1997
                           ------------ ------------ ------------ ------------
Gas distribution           $      135   $    127.4   $    112.6   $    101.8
Shipping                           45         26.0         23.3         10.9
Corporate and other                 -           .6           .3           .3
                           ------------ ------------ ------------ ------------
                           $      180   $    154.0   $    136.2   $    113.0
                           ============ ============ ============ ============

The following summarizes capital expenditure comparisons for major business segments:

o  Gas  distribution   capital  expenditures  rose  in  1999  due  primarily  to
enhancements to the company's operating system. In 1998, the increase was due largely to expenditures for information technology.

o Shipping segment capital expenditures increased in 1999 due, in part, to costs for the replacement of a warehouse which is expected to be completed in 2000. In 1998, the increase in expenditures related primarily to the replacement of leased freight equipment with owned equipment. In both periods, expenditures for information technology also contributed to the increase. The higher expenditures expected in 2000 are related to the warehouse construction and progress payments for the construction of two vessels. These vessels are expected to be delivered in late 2001 and early 2002 at a total cost of about $40 million.

Nicor Inc.                                                               Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other investments. Nicor invested $12 million, $15 million and $8 million in 1999, 1998 and 1997, respectively, in a cargo container leasing business. The company also invested $2 million, $8 million and $7 million in 1999, 1998 and 1997, respectively, in affordable housing tax credit funds.

Financing activities. Nicor has earned the highest long-term debt ratings given in the gas distribution industry and maintains relatively low debt percentages and high interest coverage ratios.

                                                1999         1998        1997
                                             ------------ ----------- ----------
Long-term debt, net of current maturities,
    as a percent of capitalization                35.5%       42.1%       42.3%
Times interest earned, before income taxes         5.2         4.8         5.0

Long-term debt. Nicor Gas has $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

During 1999, Nicor Gas issued $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000. Redemptions of First Mortgage Bonds during 1999 were as follows: $50 million at 5.875% due in 2000, $50 million at 7.375% due in 2023 and $50 million at 8.25% due in 2024.

In 1998, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 5.75% due in 2003 and $50 million at 6.58% due in 2028. Redemptions of First Mortgage Bonds during 1998 were as follows: $25 million at 5.875% due in 1998, $25 million at 6.25% due in 1999 and $75 million at 8.25% due in 2022.

During 1997, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 6.75% due in 2002 and $50 million at 7.375% due in 2027. Redemptions of First Mortgage Bonds during 1997 were as follows: $25 million at 5.5% due in 1997 and $50 million at 9% due in 2019.

Short-term debt. Nicor and Nicor Gas maintain short-term credit agreements with major domestic and foreign banks. At December 31, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $342.5 million. The company had $342.5 million and $234.5 million of commercial paper outstanding at year-end 1999 and 1998, respectively.

Common stock. In the second quarter of 1999, Nicor completed the $50 million common stock repurchase program initiated in June 1997 and announced another $50 million common stock repurchase program. Purchases under these programs are made as market conditions permit through open market transactions and to the extent cash flow from operations is available after other investment opportunities. The company purchased and retired .6 million, .7 million and 1.3 million shares in 1999, 1998 and 1997, respectively, at a cost of $23 million, $28 million and $45 million. At December 31, 1999, approximately $32 million remained authorized for the repurchase of common stock under the existing program. Over the past decade, the company has repurchased over 20 percent of its outstanding stock.

Nicor Inc.                                                               Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor increased its quarterly common stock dividend rate during 1999 by 5.4 percent, which was the twelfth consecutive year of an increase. The company paid dividends of $72.9 million, $70 million and $67.5 million in 1999, 1998 and 1997, respectively.

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

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves more than 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1999, residential, commercial and industrial customers accounted for about 41 percent, 24 percent and 35 percent of natural gas deliveries, respectively.

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas purchased a weather insurance policy which will protect 2000 earnings and cash flow if weather for the year is more than
6.5 percent warmer than normal.

In addition to the impact of weather, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

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

Nicor Inc.                                                               Page 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Gas' growth in deliveries has traditionally come from a combination of customer additions and increased usage among existing commercial and industrial customers. Deliveries to power generation facilities have also contributed to growth. While the company anticipates continued growth in deliveries attributable to these factors, a partial offset is expected by customers' installation of more energy-efficient equipment.

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. Transportation customers who are responsible for their own gas supplies are not affected by the PBR plan. Assuming a benchmark of $1 billion, each one-percent deviation from the benchmark would affect net income by about $3 million. At the end of two years, the plan will be subject to ICC review.

In another regulatory development, Nicor Gas received approval from the ICC in 1999 to expand Customer Select(R), a voluntary pilot program that offers customers a choice of natural gas suppliers. Customer Select is in its third year and now all commercial and industrial customers, as well as more than 250,000 residential customers in 16 communities, are eligible to participate. In the program's first two years, about 30 percent of eligible business customers and 20 percent of eligible residential customers signed up. The choice of another natural gas commodity supplier has no impact on Nicor Gas' operating income, and in all cases, Nicor Gas continues to deliver the natural gas, read meters, maintain its distribution system, ensure safety and respond to service and emergency calls. Nicor Gas supports full customer choice and is presently evaluating providing all customers the ability to choose their natural gas supplier.

In order to generate additional contributions to earnings growth, Nicor Gas has been pursuing several nontraditional activities. The Chicago area has become a major market hub for natural gas, and demand for storage and transmission-related services by marketers, other gas distribution companies and for electric power generation is expected to increase significantly. In addition, the company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value from these holdings through additional property sales or development over the next several years.

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Further changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

Nicor Inc.                                                             Page 15
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics

                                                 1999        1998       1997
                                               ---------   ---------  ---------

Operating revenues (millions)
   Sales
     Residential                                $ 899.8     $ 813.6  $ 1,126.0
     Commercial                                   172.3       189.4      314.8
     Industrial                                    24.5        27.5       56.8
                                               ---------   ---------  ---------
                                                1,096.6     1,030.5    1,497.6
                                               ---------   ---------  ---------
   Transportation
     Residential                                    1.7           -          -
     Commercial                                    70.3        57.2       55.3
     Industrial                                    43.7        39.2       48.3
     Other                                          4.2         1.6         .1
                                               ---------   ---------  ---------
                                                  119.9        98.0      103.7
                                               ---------   ---------  ---------
   Revenue taxes and other                        109.7       100.5      129.2
                                               ---------   ---------  ---------
                                              $ 1,326.2   $ 1,229.0  $ 1,730.5
                                               =========   =========  =========

Deliveries (Bcf)
   Sales
     Residential                                  209.0       192.4      233.2
     Commercial                                    39.8        44.3       65.2
     Industrial                                     6.1         7.1       12.9
                                               ---------   ---------  ---------
                                                  254.9       243.8      311.3
                                               ---------   ---------  ---------
   Transportation
     Residential                                     .9           -          -
     Commercial                                    82.1        67.5       66.0
     Industrial                                   170.2       175.7      168.0
                                               ---------   ---------  ---------
                                                  253.2       243.2      234.0
                                               ---------   ---------  ---------
                                                  508.1       487.0      545.3
                                               =========   =========  =========

Year-end customers (thousands)
   Sales
     Residential                                1,753.0     1,737.6    1,710.0
     Commercial                                   108.9       127.9      143.0
     Industrial                                     7.4         9.1       11.1
                                               ---------   ---------  ---------
                                                1,869.3     1,874.6    1,864.1
                                               ---------   ---------  ---------
   Transportation
     Residential                                   16.2           -          -
     Commercial                                    57.2        35.9       18.7
     Industrial                                     6.6         5.0        3.0
                                               ---------   ---------  ---------
                                                   80.0        40.9       21.7
                                               ---------   ---------  ---------
                                                1,949.3     1,915.5    1,885.8
                                               =========   =========  =========

Other statistics
   Degree days (normal 6,116)                     5,272       4,834      6,254
   Colder (warmer) than normal                      (14)%       (21)%        2%
   Average gas cost per Mcf sold                 $ 2.93      $ 2.76     $ 3.54

Nicor Inc.                                                               Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping has a reputation for providing quality, on-time delivery service--a reputation that has helped the company establish a dominant position in many of the markets it serves, which include the Bahamas, Cayman Islands, Dominican Republic, Virgin Islands and Eastern Caribbean. The company is the top carrier of U.S. exports from the East Coast to the Caribbean.

Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of agricultural products and apparel, and interisland shipments.

The Caribbean marketplace is very competitive with global carriers recently establishing a presence in several markets that Tropical Shipping serves. Additionally, the Ocean Shipping Reform Act, which allows confidential contracts between shipping companies and their customers, created the potential for further price competition when it went into effect during 1999. Tropical Shipping is continuing to meet these challenges by focusing on superior customer service, controlling costs, and maximizing the efficiency and value of its vessel fleet and shore assets. In 1999, Tropical Shipping ordered the construction of two vessels to replace chartered capacity and to support growth. The vessels are expected to be delivered in late 2001 and early 2002. The company is also replacing its Miami warehouse with a larger and more flexible facility. The company's strategy for growth includes pursuing opportunities to increase volumes in markets it already serves and to expand geographically within the region. Tropical Shipping's expansion efforts could also include strategic acquisitions of other shipping companies.

Shipping Statistics
                                       1999         1998         1997
                                    ------------ ------------ ------------
TEUs shipped (thousands)
    Southbound                          126.5         119.4        110.0
    Northbound                           17.6          16.1         14.5
    Interisland                           8.3           8.7         14.0
                                    ------------ ------------ ------------
                                        152.4         144.2        138.5
                                    ============ ============ ============

Other statistics
    Revenue per TEU                 $   1,508    $    1,526   $    1,488
    Ports served                           23            23           26
    Vessels owned                          13            13           14

Nicor Inc.                                                               Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Nicor ventures. Nicor is involved in several unregulated ventures that leverage the company's reputation, location, assets and expertise into other income-producing opportunities. These ventures include retail energy services, natural gas supply services, pipeline projects and other energy-related opportunities. An update on Nicor's unregulated ventures follows:

Retail energy services. Nicor Energy, a 50-percent owned joint venture, was formed in 1997 to offer natural gas, electricity and related retail services to customers throughout the Midwest as markets are deregulated. The company is a leading retail natural gas marketer in the Midwest, supplying natural gas to more than 50,000 customers in Illinois and Indiana. The company also began selling electricity to Illinois customers in 1999 as part of a statewide program that allows business customers to switch electricity suppliers.

Gas supply services. Nicor's system flexibility and location on the interstate pipeline grid have allowed the company to develop several business ventures that provide services to interstate pipelines, other gas distribution companies, electric power generators, and gas marketers and brokers. Through Nicor Enerchange, the company is building a niche wholesale natural gas marketing business and providing hub management services. Nicor has also utilized its supply assets as part of the nontraditional activities within its regulated gas distribution business.

Pipeline projects. In January 2000, Nicor signed an agreement to become an equal partner in the planned Horizon Pipeline with Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. The proposed $75 million natural gas pipeline will originate in Joliet, Illinois and extend 74 miles to McHenry County in northern Illinois. Subject to FERC approval, construction of the pipeline will begin in spring of 2001, with completion anticipated in 2002. The strategic location of the pipeline will enable Nicor to accommodate growth in its traditional gas distribution business, and it will also put the company in excellent position to supply natural gas for the new electric power generation projects being proposed in northern Illinois.

Power generation opportunities. Nicor plans to participate in the market for electric power generation needs. An important requirement of any large power generation project is managing daily gas supply needs and Nicor is well positioned to provide the necessary storage and supply-related services in northern Illinois. In the mid-size market, Nicor is well established as a contractor for power generation projects.

Other ventures. In addition, Nicor has a number of other energy-related businesses engaged in activities such as developing the market for natural gas vehicles, offering residential and commercial HVAC service contracts, and providing product testing, development and commercialization. Nicor will continue to explore these and other opportunities to build upon its expertise in the energy industry.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.

Commodity price risk. The company has established policies and procedures governing the management of commodity price risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee exists to oversee compliance with such policies and procedures.

Nicor Inc.                                                               Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation governing the recovery of all prudently incurred natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not expose the company to commodity price risk because actual gas costs are compared to a market-based benchmark as opposed to a fixed benchmark. Additional information about the PBR plan is presented on page 14.

Nicor's unregulated energy businesses are subject to natural gas commodity price risk, arising primarily from fixed price purchase and sale agreements and gas in storage inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk. Open positions are restricted by policy to an immaterial amount. To manage the credit risk inherent in the company's commodity price risk management programs, the company contracts with creditworthy counterparties and limits its exposure to any one counterparty.

Interest rate risk. The company is also exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk primarily by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statement of Capitalization on page 24 and Short- and Long-Term Debt and Fair Value of Financial Instruments on page 27.

New accounting pronouncements. In June 1999, the Financial Accounting Standards Board approved an amendment to defer the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company plans to adopt this statement on January 1, 2001 and does not expect it to have a material impact on its financial condition or results of operations. For further information, see New Accounting Pronouncements beginning on page 26.

Year 2000 rollover. Nicor's preparation for the rollover to January 1, 2000 proved successful as no interruptions in service to customers or disruptions of normal business operations were experienced. Since inception of the company's efforts in 1996, about $6 million has been incurred for hardware and software modifications and replacements, internal information technology resources devoted solely to the Year 2000 effort and outside consultants. Although the company does not anticipate any issues relating to the year 2000 to arise, the company maintains contingency plans to address scenarios that could still emerge.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on page 34.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk beginning on page 17, which is incorporated herein by reference.

Nicor Inc.                                                               Page 19

Item 8.    Financial Statements and Supplementary Data


                                                                           Page

Report of Independent Public Accountants..................................  20

Financial Statements:

    Consolidated Statement of Income......................................  21

    Consolidated Statement of Cash Flows..................................  22

    Consolidated Balance Sheet............................................  23

    Consolidated Statement of Capitalization..............................  24

    Consolidated Statement of Common Equity...............................  25

    Notes to the Consolidated Financial Statements........................  26

Nicor Inc.                                                               Page 20

Report of Independent Public Accountants


To the Shareholders and Board of Directors of Nicor Inc.:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Inc. (an Illinois corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Inc. and subsidiary companies as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 37 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Arthur Andersen LLP
Chicago, Illinois
January 27, 2000

Nicor Inc.                                                             Page 21
-------------------------------------------------------------------------------

Consolidated Statement of Income
(millions, except per share data)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------

Operating revenues                            $ 1,615.2   $ 1,465.1  $ 1,992.6
                                               ---------   ---------  ---------

Operating expenses
   Cost of gas                                    802.3       682.7    1,164.2
   Operating and maintenance                      356.0       338.0      340.3
   Depreciation                                   140.3       136.5      131.2
   Taxes, other than income taxes                 104.6        99.3      127.1
                                               ---------   ---------  ---------
                                                1,403.2     1,256.5    1,762.8
                                               ---------   ---------  ---------

Operating income                                  212.0       208.6      229.8

Other income (expense), net                        23.2        15.5       16.2
                                               ---------   ---------  ---------

Income before interest on debt and income taxes   235.2       224.1      246.0

Interest on debt, net of amounts capitalized       45.1        46.6       49.1
                                               ---------   ---------  ---------

Income before income taxes                        190.1       177.5      196.9

Income taxes                                       65.7        61.1       69.0
                                               ---------   ---------  ---------

Net income                                        124.4       116.4      127.9

Dividends on preferred stock                         .3          .3         .4
                                               ---------   ---------  ---------

Earnings applicable to common stock             $ 124.1     $ 116.1    $ 127.5
                                               =========   =========  =========

Average shares of common stock
   Basic                                           47.3        47.9       48.8
   Diluted                                         47.4        48.1       48.9

Earnings per average share of common stock
   Basic                                         $ 2.63      $ 2.43     $ 2.62
   Diluted                                         2.62        2.42       2.61


The accompanying notes are an integral part of this statement.










Nicor Inc.                                                             Page 22
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------
Operating activities
   Net income                                   $ 124.4     $ 116.4    $ 127.9
   Adjustments to reconcile net income to net
    cash flow
     provided from operating activities:
       Depreciation                               140.3       136.5      131.2
       Deferred income tax expense (benefit)       14.4        18.6      (14.3)
       Changes in assets and liabilities:
         Receivables, less allowances             (95.8)       90.6      (14.6)
         Gas in storage                            74.5        22.3        3.8
         Deferred/accrued gas costs               (45.8)        4.8       76.2
         Accounts payable                          12.1        28.4      (92.0)
         Postretirement benefits                  (16.5)      (19.2)      (7.9)
         Other                                     (1.9)      (30.0)        .8
                                               ---------   ---------  ---------
   Net cash flow provided from operating
     activities                                   205.7       368.4      211.1
                                               ---------   ---------  ---------

Investing activities
   Capital expenditures                          (154.0)     (136.2)    (113.0)
   Short-term investments                          26.1       (35.6)      (7.5)
   Other                                           (7.4)      (19.9)      (5.7)
                                               ---------   ---------  ---------
   Net cash flow used for investing activities   (135.3)     (191.7)    (126.2)
                                               ---------   ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt       101.5       107.3      106.3
   Disbursements to retire long-term debt        (156.9)     (129.9)     (77.6)
   Short-term borrowings (repayments), net        109.7       (44.4)     (13.1)
   Dividends paid                                 (73.2)      (70.3)     (67.8)
   Disbursements to reacquire stock               (23.1)      (33.4)     (49.4)
   Other                                            1.1         1.8        1.4
                                               ---------   ---------  ---------
   Net cash flow used for financing activities    (40.9)     (168.9)    (100.2)
                                               ---------   ---------  ---------

Net increase (decrease) in cash and cash
   equivalents                                     29.5         7.8      (15.3)

Cash and cash equivalents, beginning of year       13.0         5.2       20.5
                                               ---------   ---------  ---------

Cash and cash equivalents, end of year           $ 42.5      $ 13.0      $ 5.2
                                               =========   =========  =========

Supplemental information
   Income taxes paid, net of refunds             $ 46.2      $ 42.9     $ 66.6
   Interest paid, net of amounts capitalized       45.5        49.1       50.5


The accompanying notes are an integral part of this statement.


Nicor Inc.                                                             Page 23
-------------------------------------------------------------------------------

Consolidated Balance Sheet
(millions)

                                                             December 31
                                                       ------------------------
                                                          1999         1998
                                                       -----------   ----------
                        Assets

Current assets
   Cash and cash equivalents                               $ 42.5       $ 13.0
   Short-term investments, at cost which approximates
     market                                                  29.7         55.8
   Receivables, less allowances of $7.1 and $6.3,
     respectively                                           359.8        264.0
   Gas in storage                                            31.0        105.5
   Deferred gas costs                                        15.9            -
   Other                                                     29.1         26.4
                                                       -----------   ----------
                                                            508.0        464.7
                                                       -----------   ----------

Property, plant and equipment, at cost
   Gas distribution                                       3,200.3      3,119.7
   Shipping                                                 280.8        258.9
   Other                                                      2.0          1.2
                                                       -----------   ----------
                                                          3,483.1      3,379.8
   Less accumulated depreciation                          1,747.9      1,648.0
                                                       -----------   ----------
                                                          1,735.2      1,731.8
                                                       -----------   ----------

Other assets                                                208.6        168.1
                                                       -----------   ----------

                                                        $ 2,451.8    $ 2,364.6
                                                       ===========   ==========

            Liabilities and capitalization

Current liabilities
   Long-term obligations due within one year               $ 74.2        $ 1.2
   Short-term borrowings                                    344.2        234.5
   Accounts payable                                         282.4        270.3
   Accrued gas costs                                            -         29.9
   Other                                                     44.9         43.0
                                                       -----------   ----------
                                                            745.7        578.9
                                                       -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                                    266.6        238.9
   Regulatory income tax liability                           74.8         78.6
   Unamortized investment tax credits                        42.7         44.1
   Other                                                     91.9        101.5
                                                       -----------   ----------
                                                            476.0        463.1
                                                       -----------   ----------

Capitalization
   Long-term debt                                           436.1        557.3
   Preferred stock                                            6.3          6.3
   Common equity                                            787.7        759.0
                                                       -----------   ----------
                                                          1,230.1      1,322.6
                                                       -----------   ----------

                                                        $ 2,451.8    $ 2,364.6
                                                       ===========   ==========


The accompanying notes are an integral part of this statement.

Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------

Consolidated Statement of Capitalization
(millions, except share data)


                                                      December 31
                                          -------------------------------------
                                                1999               1998
                                          ------------------  -----------------

First Mortgage Bonds
   Maturity  Interest rate
   --------  ---------
     2000     5.875%                       $     -             $ 50.0
     2001     6.45                            75.0               75.0
     2002     6.75                            50.0               50.0
     2003     5.75                            50.0               50.0
     2009     5.37                            50.0                  -
     2021     8.875                           50.0               50.0
     2023     7.375                              -               50.0
     2024     8.25                               -               50.0
     2025     7.26                            50.0               50.0
     2027     7.375                           50.0               50.0
     2028     6.58                            50.0               50.0
                                          ---------           --------
                                             425.0              525.0
   Less:  Unamortized debt discount,
            net of premium                     3.3                4.2
                                          ---------           --------
                                             421.7   34.3 %     520.8   39.4 %
                                          ---------           --------

Other long-term debt
   Notes payable due 2000, 6.83%              22.5               22.5
   Notes payable due 2000, 5.065%             50.0                  -
   Other                                      16.1               15.2
                                          ---------           --------
                                              88.6               37.7
   Less:  Amount due within one year          74.2                1.2
                                          ---------           --------
                                              14.4    1.2        36.5    2.7
                                          ---------           --------

Preferred and preference stock
   Cumulative, $50 par value, 1,600,000
     preferred shares authorized; and
     cumulative, without par value,
     20,000,000 preference shares
     authorized
       Redeemable preferred stock, 4.48%
         and 5.00% series, 125,223
         shares outstanding                    6.3     .5         6.3     .5
                                          ---------           --------

Common equity
   Common stock, $2.50 par value,
     160,000,000 shares authorized
     (4,822,428 and 4,854,542  shares
     reserved for conversion and other
     purposes and 46,890,301 and
     47,513,714 shares outstanding,
     respectively)                           117.2              118.8
   Retained earnings                         670.5              640.2
                                          ---------           --------
                                             787.7   64.0       759.0   57.4
                                          --------- ------- ---------- ------
                                          $1,230.1  100.0 % $ 1,322.6  100.0%
                                          ========= ======= ========== ======


The accompanying notes are an integral part of this statement.

Nicor Inc.                                                             Page 25
-------------------------------------------------------------------------------

Consolidated Statement of Common Equity
(millions, except per share data)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------
Common stock
   Balance at beginning of year                 $ 118.8     $ 120.5    $ 123.7
   Issued and converted stock                        .1          .3         .2
   Reacquired and cancelled stock                  (1.7)       (2.0)      (3.4)
                                                ---------   ---------  ---------
   Balance at end of year                         117.2       118.8      120.5
                                               ---------   ---------  ---------

Paid-in capital
   Balance at beginning of year                       -           -       23.8
   Issued and converted stock                       1.2         3.0        2.9
   Reacquired and cancelled stock                  (1.2)       (3.0)     (26.7)
                                               ---------   ---------  ---------
   Balance at end of year                             -           -          -
                                               ---------   ---------  ---------

Retained earnings
   Balance at beginning of year                   640.2       623.5      582.1
   Net income                                     124.4       116.4      127.9
   Dividends on common stock ($1.56, $1.48
     and $1.40 per share, respectively)           (73.6)      (70.6)     (68.0)
   Dividends on preferred stock                     (.3)        (.3)       (.4)
   Reacquired and cancelled stock                 (20.2)      (28.8)     (18.1)
                                               ---------   ---------  ---------
    Balance at end of year                        670.5       640.2      623.5
                                               ---------   ---------  ---------
                                                $ 787.7     $ 759.0    $ 744.0
                                               =========   =========  =========


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

Use  of  estimates.   The  preparation  of  the  financial  statements  requires management to make estimates that affect reported amounts. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the ICC which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities at December 31, 1999 and 1998 of about $40 million and $95 million, respectively.

Operating revenues and gas costs. Gas distribution revenues are recorded when gas is delivered to customers. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port.

Depreciation.  Property,  plant and equipment  are  depreciated  over  estimated
useful  lives  on  a  straight-line   basis.  The  gas  distribution   composite
depreciation rate is 4.1 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FASB Statement No. 133. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments

Nicor Inc.                                                               Page 27
at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133, as amended, requires adoption no later than the first quarter of the company's 2001 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. The company plans to adopt this statement on January 1, 2001. Implementation is not expected to have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

The gas distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) basis. Based on the average cost of gas purchased in December 1999 and 1998, the estimated replacement cost of inventory at December 31, 1999 and 1998, exceeded the LIFO cost by $172.4 million and $159.1 million, respectively.

Nicor's wholesale gas marketing business carries its inventory at market value. At December 31, 1999, the market value of the inventory was $8.9 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $342.5 million at December 31, 1999. Commitment fees of up to .08 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The  company  had  $342.5  million  and  $234.5  million  of  commercial   paper
outstanding with a weighted average interest rate of 5.9 percent and 5.6 percent at December 31, 1999 and 1998, respectively.

Bank cash balances averaged about $3 million during 1999, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property.

Nicor Inc.                                                               Page 28

INCOME TAXES

The components of income tax expense are presented below:

(millions)                            1999         1998         1997
                                   ------------ ------------ ------------
Current
    Federal                        $     44.3   $     36.4   $     71.3
    State                                 8.2          7.9         14.1
                                   ------------ ------------ ------------
                                         52.5         44.3         85.4
                                   ------------ ------------ ------------
Deferred
    Federal                              13.9         16.6         (8.4)
    State                                  .5          2.0         (5.9)
                                   ------------ ------------ ------------
                                         14.4         18.6        (14.3)
                                   ------------ ------------ ------------

Amortization of investment
    tax credits, net                     (1.5)        (2.1)        (2.2)
Foreign taxes                              .3           .3           .1
                                   ------------ ------------ ------------
Income tax expense                 $     65.7   $     61.1   $     69.0
                                   ============ ============ ============

The temporary differences which gave rise to the net deferred tax liability at December 31, 1999 and 1998, are as follows:

(millions)                                        1999         1998
                                               -----------  -----------
Deferred tax liabilities
    Property, plant and equipment              $    222.9   $    231.7
    Investment in foreign subsidiaries               43.8         43.5
    Investment in partnerships                       24.5          8.5
    Other                                            31.9         15.5
                                               ------------ ------------
                                                    323.1        299.2
                                               ------------ ------------
Deferred tax assets
    Unamortized investment tax credits               27.8         29.0
    Regulatory income tax liability                  18.6         19.7
    Other                                            20.2         23.4
                                               ------------ ------------
                                                     66.6         72.1
                                               ------------ ------------
Net deferred tax liability                     $    256.5   $    227.1
                                               ============ ============

The effective combined federal and state income tax rate was 34.6 percent, 34.4 percent and 35.1 percent in 1999, 1998 and 1997, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                              1999         1998         1997
                                     ------------ ------------ ------------
Federal income taxes using
  statutory rate                     $     66.5   $     62.1   $     68.9
State income taxes, net                     6.3          6.7          5.6
Other, net                                 (7.1)        (7.7)        (5.5)
                                     ------------ ------------ ------------
Income tax expense                   $     65.7   $     61.1   $     69.0
                                     ============ ============ ============

Nicor Inc.                                                               Page 29

STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan which permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as an employee stock purchase plan. The company does not recognize compensation expense for these plans. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates, the impact on the company's net income and earnings per share would not have been material.

Long-term  incentive  compensation plan. The company may grant options for up to
3.5 million shares and has granted options on 1.7 million shares through December 31, 1999. The stock option exercise price equals the stock's market price on the date of grant. Options are vested after one year, generally become exercisable after three years and expire after ten years.

A summary of stock option activity is presented below:

                                                                Weighted
                                                                 average
                                                  Number of     exercise
                                                    shares        price
                                                  ------------ ------------
Options outstanding at:
December 31, 1996                                    627,500   $    26.41
                                                  ------------
    Granted                                          134,400        32.25
    Exercised                                        (63,500)       24.77
    Cancelled                                        (25,500)       28.29
                                                  ------------
December 31, 1997                                    672,900        27.70
                                                  ------------
    Granted                                          113,500        40.56
    Exercised                                       (158,100)       26.05
    Cancelled                                         (4,500)       40.63
                                                  ------------
December 31, 1998                                    623,800        30.37
                                                  ------------
   Granted                                           149,000        38.06
   Exercised                                          (3,500)       28.25
   Cancelled                                          (7,500)       38.06
                                                  ------------
December 31, 1999                                    761,800        31.81
                                                  ------------

Options exercisable at:
December 31, 1997                                    212,000   $    27.71
December 31, 1998                                    264,500        26.25
December 31, 1999                                    383,900        26.87

Stock options outstanding at December 31, 1999, had exercise prices ranging from $19.63 to $40.69 and a weighted average remaining contractual life of seven years.

The weighted average fair value of options granted in 1999 and 1998 is $3.52 and $4.52, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998, respectively: dividend yield of
4.6 percent and 3.9 percent; volatility of 14.7 percent and 14.5 percent; risk-free interest rate of 5.2 percent and 5.6 percent; and expected periods outstanding of three years for both years.

There were no shares of restricted stock or alternate stock rights outstanding at December 31, 1999.


Nicor Inc.                                                               Page 30

Notes to the Consolidated Financial Statements (continued)

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 858,000 shares through December 31, 1999. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price. The company sold about 28,400 shares and 19,900 shares to employees in 1999 and 1998, respectively. The weighted average market value of shares sold in 1999 and 1998 was $36.71 and $42.88, respectively.

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998 and provides health care and life insurance benefits to eligible retired employees. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans' benefit obligations and assets for the years ended October 1 and reconciles the October 1 funded status to the prepaid (accrued) benefit cost recorded in the financial statements at December 31:


                                        Pension benefits             Other benefits
                                    --------------------------  -------------------------
(millions)                              1999         1998          1999         1998
                                    ------------- ------------  ------------ ------------
Change in benefit obligation
Benefit obligation at beginning of
    period                          $    242.3    $   223.9     $    118.3   $    115.0
Service cost                               6.4          6.7            1.3          1.3
Interest cost                             15.7         16.0            7.7          8.3
Actuarial (gain) loss                    (25.8)        18.5           (1.0)          .9
Participant contributions                    -            -             .6           .7
Benefits paid                            (23.8)       (22.8)         (10.8)        (7.9)
                                    ------------- ------------  ------------ ------------
Benefit obligation at end of period      214.8        242.3          116.1        118.3
                                    ------------- ------------  ------------ ------------

Change in plan assets
Fair value of plan assets at
    beginning of period                  401.7        422.6           16.6         16.6
Actual return on plan assets              67.1          1.5            2.8            -
Employer contributions                      .3           .4           10.2          7.2
Participant contributions                    -            -             .6           .7
Benefits paid                            (23.8)       (22.8)         (10.8)        (7.9)
                                    ------------- ------------  ------------ ------------
Fair value of plan assets at end of
    period                               445.3        401.7           19.4         16.6
                                    ------------- ------------  ------------ ------------

Funded status                            230.5        159.4          (96.7)      (101.7)
Unrecognized net actuarial (gain)
    loss                                (119.0)       (61.7)           3.9          6.4
Unrecognized transition (asset)
    obligation                            (8.6)       (12.5)          40.2         43.2
Unrecognized prior service cost            3.0          3.3              -            -
Other                                      4.7          3.2           (1.1)          .8
                                    ------------- ------------  ------------ ------------
Prepaid (accrued) benefit cost      $    110.6    $    91.7     $    (53.7)  $    (51.3)
                                    ============= ============  ============ ============

Assumptions used in the computations included the following:

                                         Pension benefits              Other benefits
                                    ---------------------------  ---------------------------
                                        1999          1998           1999          1998
                                    ------------- -------------  -------------  ------------
Discount rate                             7.50%         6.75%          7.50%         6.75%
Expected return on plan assets            9.00          9.00           9.00          9.00
Rate of compensation increase             4.00          4.00           4.00          4.00

Nicor Inc.                                                               Page 31

Notes to the Consolidated Financial Statements (continued)

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 7 percent for 2000, declining to 5 percent by 2004 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent.

Net periodic benefit cost (credit) included the following components:

                                       Pension benefits               Other benefits
                                 ----------------------------- -----------------------------
(millions)                         1999      1998      1997      1999      1998      1997
                                 --------- --------- --------- --------- --------- ---------
Service cost                     $   6.4   $   6.7   $   6.5   $  1.3    $  1.3    $  1.7
Interest cost                       15.7      16.0      17.6      7.7       8.3       8.3
Expected return on plan
    assets                         (35.3)    (35.1)    (31.6)    (1.6)     (1.4)     (1.2)
Recognized net actuarial gain       (1.8)     (4.7)     (1.6)       -         -         -
Amortization of unrecognized
    transition (asset) obligation   (3.8)     (3.8)     (3.8)     3.1       3.1       3.3
Amortization of prior service
    cost                              .3        .4        .4        -         -         -
                                 --------- --------- --------- --------- --------- ---------
Net periodic benefit cost
    (credit)                     $ (18.5)  $ (20.5)  $ (12.5)  $ 10.5    $ 11.3    $ 12.1
                                 ========= ========= ========= ========= ========= =========

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                    One-percent
                                              -------------------------
(millions)                                     Increase     Decrease
                                              ------------ ------------
Effect on total of service and
   interest cost components                   $      1.1   $      (.9)
Effect on benefit obligation                        12.0        (10.1)


BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor's principal business, serves more than 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida and the Caribbean. Other Nicor ventures include energy-related businesses that participate in the following activities: wholesale marketing of natural gas; natural gas supply services; power generation; product testing, development and commercialization for the natural gas industry; and providing residential and commercial HVAC service contracts.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is based on direct and indirect costs incurred. Financial data by business segment is presented on the following page:


Nicor Inc.                                                             Page 32
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

                                                Other     Corporate
                            Gas                 Nicor       and        Consol-
                       distribution Shipping   ventures  eliminations  idated
-------------------------------------------------------------------------------

(millions)
Operating revenues
   1999                  $1,326.2    $ 229.9     $ 61.0      $ (1.9) $ 1,615.2
   1998                   1,229.0      224.5       11.6           -    1,465.1
   1997                   1,730.5      213.1       58.7        (9.7)   1,992.6

Operating income (loss)
   1999                   $ 191.7     $ 22.5      $ 1.3      $ (3.5)   $ 212.0
   1998                     185.5       27.6       (1.9)       (2.6)     208.6
   1997                     210.1       25.3       (1.0)       (4.6)     229.8

Interest on debt, net
   1999                    $ 40.4      $ 1.3       $ .2       $ 3.2     $ 45.1
   1998                      43.4        1.3         .2         1.7       46.6
   1997                      45.9        1.9         .2         1.1       49.1

Income taxes
   1999                    $ 55.9      $ 8.3      $ 2.6      $ (1.1)    $ 65.7
   1998                      55.3       10.2        (.9)       (3.5)      61.1
   1997                      64.7        9.1        (.5)       (4.3)      69.0

Property, plant and
  equipment, net
   1999                 $ 1,610.7    $ 123.2      $ 1.3     $     -  $ 1,735.2
   1998                   1,617.8      113.3         .7           -    1,731.8
   1997                   1,629.9      105.6         .3           -    1,735.8

Capital expenditures
   1999                   $ 127.4     $ 26.0       $ .6     $     -    $ 154.0
   1998                     112.6       23.3         .3           -      136.2
   1997                     101.8       10.9         .3           -      113.0

Depreciation
   1999                   $ 123.9     $ 16.1       $ .3     $     -    $ 140.3
   1998                     120.8       15.4         .3           -      136.5
   1997                     116.6       14.2         .4           -      131.2

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

Nicor Inc.                                                               Page 33

DISCONTINUED OPERATIONS

The company maintains a reserve for the remaining costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as the remaining medical benefit, legal, tax and other contingencies are resolved. Due to the long-term nature of the medical benefit obligation, no adjustment to the reserve is anticipated in the near future.

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

Changes in common shares. Changes in common shares outstanding are summarized below:

(millions)                            1999         1998         1997
                                   ------------ ------------ ------------
Beginning of year                        47.5         48.2         49.5
Issued and converted                        -           .1           .1
Reacquired and cancelled                  (.6)         (.8)        (1.4)
                                   ------------ ------------ ------------
End of year                              46.9         47.5         48.2
                                   ============ ============ ============

Through common stock repurchase programs, Nicor has purchased and retired .6 million, .7 million and 1.3 million shares in 1999, 1998 and 1997, respectively.

REGULATORY MATTERS

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. At the end of two years, the plan will be subject to ICC review.

COMMITMENTS

The company has committed about $40 million for the construction of two vessels. Payments are scheduled as construction progresses over the next three years.

Nicor Inc.                                                               Page 34

Notes to the Consolidated Financial Statements (concluded)

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified more than 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency, which oversees the company's investigations and remedial actions. More detailed investigations and remedial activities have either been completed, are in progress or are being planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In January 2000, the court stated it would dismiss the company's case on summary judgment motions by certain defendants. If dismissed by written order, the company plans to appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

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

                                                        Quarter ended
                                      ---------------------------------------------------
(millions, except per share data)       Mar. 31      June 30     Sept. 30      Dec. 31
                                      ------------ ------------ ------------ ------------

1999
    Operating revenues                $    576.4   $    271.8   $    227.3   $    539.7
    Operating income                        65.4         44.5         38.1         64.0
    Net income                              39.0         26.5         19.8         39.1
    Earnings per common share
        Basic                                .82          .56          .42          .83
        Diluted                              .82          .56          .42          .83

1998
    Operating revenues                $    562.3   $    271.3   $    203.2   $    428.2
    Operating income                        64.9         48.9         38.9         55.8
    Net income                              36.2         28.5         20.6         31.1
    Earnings per common share
        Basic                                .75          .59          .43          .65
        Diluted                              .75          .59          .43          .65


Nicor Inc.                                                               Page 35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Items 10. and 11.     Directors and Executive Officers of the Registrant and
                      Executive Compensation

Information on directors, Section 16(a) Beneficial Ownership Reporting Compliance and executive compensation is contained on pages 2 through 6, 8 and 14 through 19 of the Definitive Proxy Statement, dated March 8, 2000, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on pages 6 and 7 in Part I of this document.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Information about shares beneficially owned by directors and executive officers is contained on pages 7 and 8 of the Definitive Proxy Statement, dated March 8, 2000, and is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions

None.

Nicor Inc.                                                               Page 36

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1)  Financial Statements:

          See Item 8, Financial Statements and Supplementary Data, on page 19 filed herewith, for a list of financial statements.

      2)  Financial Statement Schedules:

          Schedule
           Number                                                       Page

                      Report of Independent Public Accountants            20
              II      Valuation and Qualifying Accounts                   37

          Schedules other than those listed are omitted because they are not applicable.

      3)  Exhibits Filed:

          See Exhibit Index beginning on page 39 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1999.

Nicor Inc.                                                             Page 37
-------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                        Additions
                                   --------------------
                       Balance at  Charged to  Charged to              Balance
                       beginning   costs and    other                  at end
   Description         of period   expenses    accounts    Deductions  of period
-------------------    --------    --------    --------    --------    --------

1999
-------

   Allowance
     for uncollectible
     accounts  receivable $ 6.3      $ 12.5         $ -      $ 11.7 (a)   $ 7.1
   Reserve for estimated
     future costs related
     to discontinued
     businesses (b)         6.3           -          .1 (c)       -         6.4


1998
-------

   Allowance
     for uncollectible
     accounts  receivable $ 8.6      $ 13.6         $ -      $ 15.9 (a)   $ 6.3
   Reserve for estimated
     future costs related
     to discontinued
     businesses (b)        11.7           -           -         5.4 (c)     6.3


1997
-------

   Allowance
     for uncollectible
     accounts  receivable $ 7.7      $ 16.0         $ -      $ 15.1 (a)   $ 8.6
   Reserve for estimated
     future costs related
     to discontinued
     businesses (b)        14.5           -           -         2.8 (c)    11.7


(a) Accounts receivable written off, net of recoveries.
(b) Excludes the related reserve for federal and state income taxes.
(c) Net receipts, expenditures, operating results, gains and losses related to discontinued businesses credited or charged to reserve.




Nicor Inc.                                                               Page 38

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Nicor Inc.

Date       March 20, 2000                By       DAVID L. CYRANOSKI
      -------------------------              -----------------------------
                                                     David L. Cyranoski
                                                     Senior Vice President,
                                                     Secretary, Treasurer and
                                                     Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2000.

                 Signature                                    Title
---------------------------------------------        ---------------------------

              THOMAS L. FISHER
---------------------------------------------
              Thomas L. Fisher                       Chairman, President and
       (Principal Executive Officer)                 Chief Executive Officer

            KATHLEEN L. HALLORAN
---------------------------------------------
            Kathleen L. Halloran                     Executive Vice President
       (Principal Financial Officer)                 Finance and Administration

             DAVID L. CYRANOSKI
---------------------------------------------
             David L. Cyranoski                      Senior Vice President,
       (Principal Accounting Officer)                Secretary,Treasurer and
                                                     Controller

ROBERT M. BEAVERS, JR.*                              Director

BRUCE P. BICKNER*                                    Director

JOHN H. BIRDSALL, III*                               Director

THOMAS A. DONAHOE*                                   Director

DENNIS J. KELLER*                                    Director

CHARLES S. LOCKE*                                    Director

WILLIAM A. OSBORN*                                   Director

SIDNEY R. PETERSEN*                                  Director

JOHN RAU*                                            Director

PATRICIA A. WIER*                                    Director

                                                  *  By       MARIANNE T. LORENZ
                                                              Marianne T. Lorenz
                                                              (Attorney-in-fact)

Nicor Inc.                                                               Page 39


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

Nicor Inc.                                                               Page 40

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

4.09 * Supplemental Indenture, dated October 15, 1995, of Nicor Gas to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995, Nicor Gas, Exhibit 4.01.)

4.10 * Supplemental Indenture, dated May 10, 1996, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.01.)

4.11 * Supplemental Indenture, dated August 1, 1996, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.02.)

4.12 * Supplemental Indenture, dated June 1, 1997, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997, Nicor Gas, Exhibit 4.01.)

4.13 * Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 1.)

4.14 * Supplemental Indenture, dated October 15, 1997, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Nicor Gas, Exhibit 4.01.)

4.15 * Supplemental Indenture, dated February 15, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

Nicor Inc.                                                               Page 41

Exhibit
Number                                      Description of Document

4.16 * Supplemental Indenture, dated June 1, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Nicor Gas, Exhibit 4.01.)

4.17 * Supplemental Indenture, dated February 1, 1999, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas, Exhibit 4.19.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

10.01 * 1984 Nicor Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)  *  1985  Nicor  Officers'  Capital   Accumulation  Plan  Participation
Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02 * 1984 Nicor Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a) * 1985 Nicor Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03 * Directors' Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04 * Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05 * Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06 * Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07 * Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08 * Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-24.)

10.09 * Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-25.)


Nicor Inc.                                                               Page 42

Exhibit Index (continued)

Exhibit
Number                                      Description of Document

10.10 * Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

10.11 * Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.12 * Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.13 * Nicor Inc. 1995 Directors' Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.14 * 1995 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1994, Nicor Inc., Exhibit 10.17.)

10.15 * 1997 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 1997, Nicor Inc., Exhibit 10.01.)

10.16 * Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as an appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.17 * 1998 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.25.)

10.18 * 1999 Nicor Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1998, Nicor Inc. , Exhibit 10.24.)

10.19 * 1999 Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1998, Nicor Inc., Exhibit 10.25.)

10.20 * 1999 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1998, Nicor Inc. Exhibit 10.26.)

10.21 2000 Nicor Incentive Compensation Plan.

10.22 2000 Nicor Gas Incentive Compensation Plan.

10.23 2000 Long-Term Incentive Program.

10.24 Security Payment Plan.

10.25 Letter Agreement, executed January 19, 2000, between Mr. Nardi and Nicor Inc.




Nicor Inc.                                                               Page 43

Exhibit Index (concluded)

Exhibit
Number                                      Description of Document

10.26 Resolutions adopted by the Board of Directors on December 7, 1999 amending the Nicor Inc. Stock Deferral Plan and amending the definition of change in control in the Long-Term Incentive Plan, Salary Deferral Plan and the Capital Accumulation Plan.

10.27 Summary of proposed change in control agreements between Nicor and Mr. Fisher, Mr. Cali and Ms. Halloran (incorporated by reference to the third paragraph under "Change in Control Arrangements" of Nicor Inc. Proxy Statement dated March 8, 2000, Nicor Inc., File No. 1-7297.)


Exhibits 10.01 through 10.27 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to
Item 14(c) of Form 10-K.

21.01 * Subsidiaries.  (File No. 69-228,  Form U-3A-2 for 1999, Nicor Inc., Item
1.)

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