Form 10-Q
period 2000-03-31
NICOR INC
filed 2000-05-12
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934





                                                             I.R.S.
                                                            Employer
  Commission      Registrant, State of Incorporation,    Identification
  File Number         Address and Telephone Number           Number
----------------  -------------------------------------  ---------------

    1-7297        Nicor Inc.                               36-2855175
                  (An Illinois Corporation)
                  1844 Ferry Road
                  Naperville, Illinois 60563-9600
                  (630) 305-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 2000, were 46,447,808.

Nicor Inc.                                                              Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Income:
            Three months ended
            March 31, 2000 and 1999 .......................................  2

           Consolidated Statement of Cash Flows:
            Three months ended
            March 31, 2000 and 1999 .......................................  3

           Consolidated Balance Sheet:
            March 31, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 12


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 12

   Item 6. Exhibits and Reports on Form 8-K ............................... 12

           Signature ...................................................... 13

           Exhibit Index .................................................. 14


Glossary

Degree day.....The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf,  Bcf .....Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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




Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions, except per share data)

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                              2000       1999
                                                           ---------  ---------

Operating revenues                                          $ 659.3    $ 576.4
                                                           ---------  ---------

Operating expenses
   Cost of gas                                                390.2      326.0
   Operating and maintenance                                   94.3       86.6
   Depreciation                                                56.9       55.1
   Taxes, other than income taxes                              47.7       43.3
                                                           ---------  ---------
                                                              589.1      511.0
                                                           ---------  ---------

Operating income                                               70.2       65.4

Other income (expense), net                                     2.4        6.7
                                                           ---------  ---------

Income before interest on debt and income taxes                72.6       72.1

Interest on debt, net of amounts capitalized                   12.3       12.0
                                                           ---------  ---------

Income before income taxes                                     60.3       60.1

Income taxes                                                   21.5       21.1
                                                           ---------  ---------

Net income                                                     38.8       39.0

Dividends on preferred stock                                     .1         .1
                                                           ---------  ---------

Earnings applicable to common stock                          $ 38.7     $ 38.9
                                                           =========  =========

Average shares of common stock
   Basic                                                       46.7       47.5
   Diluted                                                     46.8       47.6

Earnings per average share of common stock
   Basic                                                      $ .83      $ .82
   Diluted                                                      .83        .82

Dividends declared per share of common stock                 $ .415     $ .390


The accompanying notes are an integral part of this statement.










Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                               2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                                $ 38.8     $ 39.0
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            56.9       55.1
       Deferred income tax expense                              3.6        4.2
       Change in assets and liabilities:
         Receivables, less allowances                          83.1        1.0
         Gas in storage                                        10.6       97.6
         Deferred/accrued gas costs                            26.1       10.0
         Accounts payable                                     (57.6)     (67.3)
         Temporary LIFO liquidation                           111.1       67.4
         Postretirement benefits                               (7.3)      (3.7)
         Other                                                 35.7       15.6
                                                           ---------  ---------
   Net cash flow provided from operating activities           301.0      218.9
                                                           ---------  ---------

Investing activities
   Capital expenditures                                       (34.3)     (28.4)
   Short-term investments                                      (3.1)      26.7
   Other                                                       (1.5)       4.3
                                                           ---------  ---------
   Net cash flow provided from (used for)
     investing activities                                     (38.9)       2.6
                                                           ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt                    49.9      100.7
   Disbursements to retire long-term debt                     (50.2)    (102.7)
   Short-term borrowings (repayments), net                   (246.3)    (173.9)
   Dividends paid                                             (18.4)     (17.7)
   Disbursements to reacquire stock                           (10.0)      (2.4)
   Other                                                        1.3        (.1)
                                                           ---------  ---------
   Net cash flow used for financing activities               (273.7)    (196.1)
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents          (11.6)      25.4

Cash and cash equivalents, beginning of period                 42.5       13.0
                                                           ---------  ---------

Cash and cash equivalents, end of period                     $ 30.9     $ 38.4
                                                           =========  =========

Supplemental information
   Income taxes paid, net of refunds                            $ -        $ -
   Interest paid, net of amounts capitalized                   15.1       14.9


The accompanying notes are an integral part of this statement.




Nicor Inc.                                                              Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                           March 31    December 31   March 31
                                             2000         1999         1999
                                          -----------  -----------   ----------
                Assets

Current assets
   Cash and cash equivalents                  $ 30.9       $ 42.5       $ 38.4
   Short-term investments, at cost which
     approximates market                        32.8         29.7         29.1
   Receivables, less allowances of $9.2,
     $7.1 and $9.2, respectively               276.7        359.8        263.0
   Gas in storage                               20.4         31.0          7.9
   Deferred gas costs                              -         15.9            -
   Other                                        32.0         29.1         27.8
                                          -----------  -----------   ----------
                                               392.8        508.0        366.2
                                          -----------  -----------   ----------

Property, plant and equipment, at cost
   Gas distribution                          3,223.4      3,200.3      3,131.8
   Shipping                                    287.6        280.8        264.7
   Other                                         2.0          2.0          1.7
                                          -----------  -----------   ----------
                                             3,513.0      3,483.1      3,398.2
   Less accumulated depreciation             1,801.3      1,747.9      1,693.8
                                          -----------  -----------   ----------
                                             1,711.7      1,735.2      1,704.4
                                          -----------  -----------   ----------

Other assets                                   201.4        208.6        174.6
                                          -----------  -----------   ----------

                                           $ 2,305.9    $ 2,451.8    $ 2,245.2
                                          ===========  ===========   ==========

    Liabilities and capitalization

Current liabilities
   Long-term obligations due within one year  $ 74.2       $ 74.2       $ 51.2
   Short-term borrowings                        97.9        344.2         60.6
   Accounts payable                            224.8        282.4        203.0
   Temporary LIFO liquidation                  111.1            -         67.4
   Accrued gas costs                            10.2            -         39.9
   Other                                        63.8         44.9         62.2
                                          -----------  -----------   ----------
                                               582.0        745.7        484.3
                                          -----------  -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                       273.1        266.6        244.8
   Regulatory income tax liability              73.8         74.8         77.6
   Unamortized investment tax credits           42.3         42.7         43.6
   Other                                        94.3         91.9        102.9
                                          -----------  -----------   ----------
                                               483.5        476.0        468.9
                                          -----------  -----------   ----------

Capitalization
   Long-term debt                              435.8        436.1        508.6
   Preferred stock                               6.3          6.3          6.3
   Common equity
     Common stock                              116.5        117.2        118.6
     Retained earnings                         681.8        670.5        658.5
                                          -----------  -----------   ----------
                                             1,240.4      1,230.1      1,292.0
                                          -----------  -----------   ----------

                                           $ 2,305.9    $ 2,451.8    $ 2,245.2
                                          ===========  ===========   ==========


The accompanying notes are an integral part of this statement.

Nicor Inc.                                                             Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of year-to-date degree days to insured degree days for the same period. First quarter operating revenue includes $6.9 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

Depreciation. Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Gas in storage. The gas distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Nicor's wholesale gas marketing business carries its inventory at market value.

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                                                       Three months ended
                                                            March 31
                                                       -------------------
(millions)                                               2000      1999
                                                       --------- ---------
Operating revenues
   Gas distribution                                    $  573.6  $  512.6
   Shipping                                                59.3      53.8
   Other Nicor ventures                                    26.5      10.0
   Corporate and eliminations                               (.1)        -
                                                       --------- ---------
                                                       $  659.3  $  576.4
                                                       ========= =========

Operating income (loss)
   Gas distribution                                    $   65.0  $   61.6
   Shipping                                                 5.6       4.4
   Other Nicor ventures                                     (.1)       .2
   Corporate and eliminations                               (.3)      (.8)
                                                       --------- ---------
                                                       $   70.2  $   65.4
                                                       ========= =========






Nicor Inc.                                                              Page 6

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to ICC review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. In the first quarter, Nicor recorded $1.2 million of estimated PBR results as operating revenue.

LONG-TERM DEBT

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.

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

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In February 2000, the court dismissed the company's case on summary judgment motions by certain defendants. The company filed an appeal in March 2000. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

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

Nicor Inc.                                                              Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 1999 Annual Report on Form 10-K.

SUMMARY

Nicor's first quarter 2000 diluted earnings per common share were $.83 compared to $.82 in 1999. Operating income rose to $70.2 million from $65.4 million a year ago, but net income for the quarter was essentially unchanged at $38.8 million. Improvements in gas distribution and shipping operating results were offset by reductions in nonoperating items. The increase in earnings per share was due to stock repurchases.

Operating income. Operating income (loss) by major business segment is presented below:

                                                       Three months ended
                                                            March 31
                                                       -------------------
   (millions)                                            2000      1999
                                                       --------- ---------
   Gas distribution                                    $   65.0  $   61.6
   Shipping                                                 5.6       4.4
   Corporate and other                                      (.4)      (.6)
                                                       --------- ---------
                                                       $   70.2  $   65.4
                                                       ========= =========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income increased to $65 million from $61.6 million a year ago. The increase in operating income reflects the positive effect of customer additions and contributions from the performance-based rate plan. Although weather was 10 percent warmer than last year, its adverse impact on operating results was mitigated by the company's weather insurance policy.

o Containerized shipping operating income increased to $5.6 million from $4.4 million a year ago. The increase was due to improved pricing and higher volumes shipped.

Nonoperating items. Other income decreased to $2.4 million from $6.7 million a year ago. Improved results from Nicor's equity interest in a nonregulated retail energy services venture and higher interest income were not enough to match nonoperating gains in the 1999 period. Last year, a gain on the sale of Nicor's interest in an electronic energy trading system and interest benefits on tax-related matters were both reported during the first quarter.

Nicor Inc.                                                              Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below:

                                                       Three months ended
                                                            March 31
                                                       -------------------
   (millions)                                            2000      1999
                                                       --------- ---------
   Gas distribution                                    $  573.6  $  512.6
   Shipping                                                59.3      53.8
   Corporate and other                                     26.4      10.0
                                                       --------- ---------
                                                       $  659.3  $  576.4
                                                       ========= =========

Gas distribution revenues increased $61 million in the first quarter as the impact of higher gas prices, which are passed directly through to customers, more than offset the impact of lower deliveries due to warmer weather. First quarter gas distribution revenues also include $6.9 million of estimated weather insurance benefits that will partially reverse if the weather remains normal for the remainder of the year. Revenues generated from Nicor's wholesale gas marketing business accounted for most of the increase in corporate and other. Shipping revenues rose 10 percent on increased volumes and higher average prices.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased $6 million to $163.2 million in the first quarter. This increase is attributable to a combination of factors including customer additions, $1.2 million from the company's performance-based rate plan, higher margin deliveries and positive contributions from supply-related services.

Operating and maintenance. Operating and maintenance expense increased $7.7 million in the first quarter to $94.3 million. The increase is primarily attributable to higher costs in the shipping segment where higher volume-related expenses accounted for most of the change. The increase is also due to costs incurred in Nicor's unregulated businesses and higher expenses in the gas distribution segment. Significant factors contributing to the change in the gas distribution segment include the cost of weather insurance and reduced bad debt expense.

Nicor Inc.                                                             Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities increased $82.1 million to $301 million in the first quarter from $218.9 million in the prior period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor and Nicor Gas maintain short-term credit agreements with major domestic and foreign banks. At March 31, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $342.5 million and the company had $96 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.

Under an existing common stock repurchase program, Nicor purchased and retired 286,000 common shares during the first quarter of 2000 at an aggregate cost of $9.5 million.

Effective with the dividend paid on May 1, 2000, Nicor's quarterly dividend on common stock was increased to 41.5 cents per share. This payment represents an annual rate of $1.66 per share, which is 6.4 percent higher than the $1.56 rate established with the May 1, 1999 dividend.

OTHER

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since December 31, 1999.






Nicor Inc.                                                            Page 10
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAS DISTRIBUTION STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                                          Three months ended
                                                               March 31
                                                          --------------------
                                                            2000       1999
                                                          ---------   --------

Operating revenues (millions)
   Sales
     Residential                                           $ 387.3    $ 344.2
     Commercial                                               76.0       76.6
     Industrial                                               11.0       11.8
                                                          ---------   --------
                                                             474.3      432.6
                                                          ---------   --------
   Transportation
     Residential                                                .9          -
     Commercial                                               24.8       22.5
     Industrial                                               11.9       11.6
     Other                                                     2.2        1.1
                                                          ---------   --------
                                                              39.8       35.2
                                                          ---------   --------
   Revenue taxes and other                                    59.5       44.8
                                                          ---------   --------
                                                           $ 573.6    $ 512.6
                                                          =========   ========

Deliveries (Bcf)
   Sales
     Residential                                              90.2      100.4
     Commercial                                               17.2       21.2
     Industrial                                                2.6        3.6
                                                          ---------   --------
                                                             110.0      125.2
                                                          ---------   --------
   Transportation
     Residential                                                .9          -
     Commercial                                               36.7       34.1
     Industrial                                               44.2       46.0
                                                          ---------   --------
                                                              81.8       80.1
                                                          ---------   --------
                                                             191.8      205.3
                                                          =========   ========

Customers at end of period (thousands)
   Sales
     Residential                                           1,763.7    1,747.7
     Commercial                                              111.1      129.7
     Industrial                                                7.5        9.2
                                                          ---------   --------
                                                           1,882.3    1,886.6
                                                          ---------   --------
   Transportation
     Residential                                              16.0          -
     Commercial                                               56.0       35.3
     Industrial                                                6.5        4.9
                                                          ---------   --------
                                                              78.5       40.2
                                                          ---------   --------
                                                           1,960.8    1,926.8
                                                          =========   ========

Other statistics
   Degree days                                               2,595      2,874
   Colder (warmer) than normal                                 (19)%       (9)%
   Average gas cost per Mcf sold                            $ 3.32     $ 2.52



Nicor Inc.                                                            Page 11
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

SHIPPING STATISTICS

                                                          Three months ended
                                                               March 31
                                                          --------------------
                                                            2000       1999
                                                          ---------   --------

TEUs shipped (thousands)
   Southbound                                                 33.2       30.2
   Northbound                                                  4.1        4.5
   Interisland                                                 1.9        2.2
                                                          ---------   --------
                                                              39.2       36.9
                                                          =========   ========

Other statistics
   Revenue per TEU                                         $ 1,505    $ 1,457
   Ports served                                                 23         25
   Vessels owned                                                13         13

Nicor Inc.                                                             Page 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 9, which is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 14 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2000.

Nicor Inc.                                                             Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Nicor Inc.




Date   May 12, 2000                       By    KATHLEEN L. HALLORAN
                                                Kathleen L. Halloran
                                                Executive Vice President
                                                Finance and Administration
                                                and Secretary

Nicor Inc.                                                             Page 14

Exhibit Index

  Exhibit
  Number                          Description of Document

10.01     Amendment and Restatement of Nicor Gas Supplementary Retirement Plan.

10.02     Amendment and Restatement of Nicor Gas Supplementary Savings Plan.

10.03     First Amendment to Nicor Salary Deferral Plan.

10.04 First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors.

10.05     First Amendment to Nicor 1989 Long -Term Incentive Plan.

10.06     First Amendment to Nicor 1997 Long -Term Incentive Plan.

10.07     Second Amendment to Nicor Stock Deferral Plan.

27.01     Financial Data Schedule.