Form 10-K/A
period 1999-12-31
NICOR INC
filed 2000-06-26
CIK 72020

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

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
          Title of each class                         which  registered
    ------------------------------------------     ------------------------
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

Nicor Inc.
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nicor Inc.


Date  June 23, 2000                By      KATHLEEN L. HALLORAN
     ----------------                -----------------------------------
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration
                                           and Secretary






Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1) Financial Statements:

         See Item 8, Financial Statements and Supplementary Data, on page 19 filed herewith, for a list of financial statements.

      2) Financial Statement Schedules:

         Schedule
         Number                                              Page
         --------                                            ----
               Report of Independent Public Accountants       20
           II  Valuation and Qualifying Accounts              37

         Schedules other than those listed are omitted because they are not applicable.

      3) Exhibits Filed:

         See Exhibit Index beginning on page 39 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1999.

Nicor Inc.                                                              Page 39
-------------------------------------------------------------------------------

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

10.14 * 1995 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1994, Nicor Inc., Exhibit 10.17.)

10.15 * 1997 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 1997, Nicor Inc., Exhibit 10.01.)

10.16 * Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as an appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.17 * 1998 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.25.)

10.18 * 1999 Nicor Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1998, Nicor Inc., Exhibit 10.24.)

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

10.22 2000 Nicor Gas Incentive Compensation Plan.

10.23 2000 Long-Term Incentive Program.

10.24 Security Payment Plan.

10.25 Letter Agreement, executed January 19, 2000, between Mr. Nardi and Nicor Inc.

Nicor Inc.                                                              Page 43

Exhibit Index (concluded)

Exhibit
Number                              Description of Document

10.26 Resolutions adopted by the Board of Directors on December 7, 1999 amending the Nicor Inc. Stock Deferral Plan and amending the definition of change in control in the Long- Term Incentive Plan, Salary Deferral Plan and the Capital Accumulation Plan.

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

99.02 Financial Statements of the Nicor Gas Savings Investment Plan for 1999.

99.03 Financial Statements of the Nicor Gas Thrift Plan for 1999.

99.04 Financial  Statements of the Birdsall,  Inc.  Retirement  Savings Plan for
1999.



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