Form 10-Q
period 2000-06-30
NICOR INC
filed 2000-08-08
CIK 72020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000


                                      or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934





 Commission     Registrant, State of Incorporation,      I.R.S Employer
 File Number        Address and Telephone Number         Identification
                                                             Number
--------------  -------------------------------------  -------------------

   1-7297       Nicor Inc.                                 36-2855175
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 305-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at July 31, 2000, were 45,905,152.

Nicor Inc.                                                              Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Income:
            Three and six months ended
            June 30, 2000 and 1999 ........................................  2

           Consolidated Statement of Cash Flows:
            Six months ended
            June 30, 2000 and 1999 ........................................  3

           Consolidated Balance Sheet:
            June 30, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 13


Part II - Other Information

   Item 4. Submission of Matters to a Vote of Security Holders..............13

   Item 6. Exhibits and Reports on Form 8-K ............................... 13

           Signature ...................................................... 14

           Exhibit Index .................................................. 15


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf,  Bcf .....Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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



Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions, except per share data)

                                  Three months ended        Six months ended
                                       June 30                   June 30
                                 ---------------------     --------------------
                                   2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------
Operating revenues                $ 348.4     $ 271.8      $ 1,007.7   $ 848.2
                                 ---------   ---------     ---------  ---------

Operating expenses
   Cost of gas                      146.8        95.4         537.0      421.4
   Operating and maintenance         97.9        86.2         192.3      172.9
   Depreciation                      25.1        24.6          81.9       79.6
   Taxes, other than income taxes    23.2        21.1          70.9       64.4
                                 ---------   ---------     ---------  ---------
                                    293.0       227.3         882.1      738.3
                                 ---------   ---------     ---------  ---------

Operating income                     55.4        44.5         125.6      109.9

Other income (expense), net           1.2         6.5           3.5       13.1
                                 ---------   ---------     ---------  ---------

Income before interest on debt
  and income taxes                   56.6        51.0         129.1      123.0

Interest on debt, net of amounts
  capitalized                         9.8        10.4          22.0       22.4
                                 ---------   ---------     ---------  ---------

Income before income taxes           46.8        40.6         107.1      100.6

Income taxes                         16.2        14.1          37.7       35.1
                                 ---------   ---------     ---------  ---------

Net income                           30.6        26.5          69.4       65.5

Dividends on preferred stock           .1          .1            .1         .2
                                 ---------   ---------     ---------  ---------

Earnings applicable to
  common stock                     $ 30.5      $ 26.4        $ 69.3     $ 65.3
                                 =========   =========     =========  =========

Average shares of common stock
  outstanding
     Basic                           46.3        47.4          46.5       47.4
     Diluted                         46.4        47.5          46.6       47.6

Earnings per average share of
  common stock
     Basic                          $ .66       $ .56        $ 1.49     $ 1.38
     Diluted                          .66         .56          1.49       1.37

Dividends declared per share of
  common stock                      0.415       0.390         0.830      0.780


The accompanying notes are an integral part of this statement.










Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                             Six months ended
                                                                 June 30
                                                           --------------------
                                                              2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                                $ 69.4     $ 65.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            81.9       79.6
       Deferred income tax expense                              6.5       11.8
       Change in assets and liabilities:
         Receivables, less allowances                         128.9      124.1
         Gas in storage                                         2.0       94.7
         Deferred/accrued gas costs                           (25.6)     (27.9)
         Accounts payable                                      32.1      (11.9)
         Temporary LIFO liquidation                           105.7       59.2
         Postretirement benefits                              (14.4)      (8.4)
         Other                                                 16.2       (9.3)
                                                           ---------  ---------
   Net cash flow provided from operating activities           402.7      377.4
                                                           ---------  ---------

Investing activities
   Capital expenditures                                       (71.0)     (63.1)
   Short-term investments                                      (3.2)      25.3
   Other                                                       (4.8)      (3.8)
                                                           ---------  ---------
   Net cash flow used for investing activities                (79.0)     (41.6)
                                                           ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt                    49.9      100.6
   Disbursements to retire long-term debt                     (50.2)    (102.7)
   Short-term borrowings (repayments), net                   (288.2)    (217.0)
   Dividends paid                                             (37.8)     (36.2)
   Disbursements to reacquire stock                           (31.8)      (8.1)
   Other                                                         .9        (.2)
                                                           ---------  ---------
   Net cash flow used for financing activities               (357.2)    (263.6)
                                                           ---------  ---------

Net (decrease) increase in cash and cash equivalents          (33.5)      72.2

Cash and cash equivalents, beginning of period                 42.5       13.0
                                                           ---------  ---------

Cash and cash equivalents, end of period                      $ 9.0     $ 85.2
                                                           =========  =========

Supplemental information
   Income taxes paid, net of refunds                         $ 20.1     $ 25.6
   Interest paid, net of amounts capitalized                   23.6       22.4


The accompanying notes are an integral part of this statement.




Nicor Inc.                                                              Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                           June 30     December 31    June 30
                                             2000         1999         1999
                                          -----------  -----------   ----------
                Assets

Current assets
   Cash and cash equivalents                   $ 9.0       $ 42.5       $ 85.2
   Short-term investments, at cost which
     approximates market                        32.9         29.7         30.5
   Receivables, less allowances of $9.7,
     $7.1 and $8.7, respectively               230.9        359.8        139.9
   Gas in storage                               29.0         31.0         10.8
   Deferred gas costs                           41.5         15.9            -
   Other                                        34.3         29.1         26.5
                                          -----------  -----------   ----------
                                               377.6        508.0        292.9
                                          -----------  -----------   ----------

Property, plant and equipment, at cost
   Gas distribution                          3,240.3      3,200.3      3,144.6
   Shipping                                    291.3        280.8        270.6
   Other                                         1.9          2.0          1.8
                                          -----------  -----------   ----------
                                             3,533.5      3,483.1      3,417.0
   Less accumulated depreciation             1,813.1      1,747.9      1,703.5
                                          -----------  -----------   ----------
                                             1,720.4      1,735.2      1,713.5
                                          -----------  -----------   ----------

Other assets                                   228.9        208.6        185.2
                                          -----------  -----------   ----------

                                           $ 2,326.9    $ 2,451.8    $ 2,191.6
                                          ===========  ===========   ==========

    Liabilities and Capitalization

Current liabilities
   Long-term obligations due within one year  $ 74.2       $ 74.2       $ 51.2
   Short-term borrowings                        56.0        344.2         17.5
   Accounts payable                            314.5        282.4        258.4
   Temporary LIFO liquidation                  105.7            -         59.2
   Accrued gas costs                               -            -          2.0
   Other                                        51.4         44.9         37.2
                                          -----------  -----------   ----------
                                               601.8        745.7        425.5
                                          -----------  -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                       278.4        266.6        253.3
   Regulatory income tax liability              72.8         74.8         76.6
   Unamortized investment tax credits           41.9         42.7         43.0
   Other                                       102.1         91.9         98.9
                                          -----------  -----------   ----------
                                               495.2        476.0        471.8
                                          -----------  -----------   ----------

Capitalization
   Long-term debt                              435.9        436.1        508.7
   Preferred stock                               6.3          6.3          6.3
   Common equity
     Common stock                              115.0        117.2        118.3
     Retained earnings                         672.7        670.5        661.0
                                          -----------  -----------   ----------
                                             1,229.9      1,230.1      1,294.3
                                          -----------  -----------   ----------

                                           $ 2,326.9    $ 2,451.8    $ 2,191.6
                                          ===========  ===========   ==========


The accompanying notes are an integral part of this statement.

Nicor Inc.                                                              Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of actual year-to-date degree days to an allocation of annual insured degree days. Second quarter and year-to-date operating revenues include $.4 million and $7.3 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

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

Receivable credit risk. Nicor's major subsidiaries have diversified customer bases and prudent credit policies to mitigate risk. At June 30, 2000, approximately $34 million of Nicor's accounts receivable balance was due from one natural gas marketing company. Appropriate assurance has been obtained for this receivable.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company has substantially completed an evaluation of the statement, as amended, and plans to adopt it on January 1, 2001. Implementation is not expected to have a material impact on the company's financial condition or results of operations.

At Nicor Gas, derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's Uniform Purchased Gas Adjustment Clause. As such, changes in the fair value of these derivative instruments will be deferred or accrued as a regulatory asset or liability until realized. Nicor's wholesale natural gas trading business will continue its practice of marking energy-related contracts and physical inventory to fair value.

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $1.0 million and $2.2 million of estimated PBR results as operating revenue for the three- and six-month periods, respectively.

Nicor Inc.                                                              Page 6

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:


                              Three months ended     Six months ended
                                    June 30               June 30
                              --------------------   -------------------
(millions)                      2000       1999         2000      1999
                              ---------  ---------   --------- ---------
Operating revenues
   Gas distribution           $   263.1  $  203.4    $  836.7  $  716.1
   Shipping                        61.2      54.7       120.5     108.5
   Other Nicor ventures            24.2      13.7        50.7      23.6
   Corporate and eliminations       (.1)        -         (.2)        -
                              ========== =========   ========= =========
                              $   348.4  $  271.8    $1,007.7  $  848.2
                              ========== =========   ========= =========

Operating income (loss)
   Gas distribution           $    47.5  $   40.0    $  112.5  $  101.6
   Shipping                         5.9       5.0        11.5       9.4
   Other Nicor ventures             3.6       (.2)        3.6         -
   Corporate and eliminations      (1.6)      (.3)       (2.0)     (1.1)
                              =========  =========   ========= =========
                              $    55.4  $   44.5    $  125.6  $  109.9
                              =========  =========   ========= =========


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

Nicor Inc.                                                             Page 7

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

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

SUBSEQUENT EVENT

In July 2000, Nicor Gas sold real estate at a gain of $3.8 million, which will be included in other income during the third quarter of 2000.

Nicor Inc.                                                              Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 1999 Annual Report on Form 10-K.

SUMMARY

Nicor's diluted earnings per share for the three- and six-month periods ended June 30, 2000, are $.66 and $1.49, respectively, compared to diluted earnings per share of $.56 and $1.37, respectively, for the same periods in 1999. Second quarter net income was $30.6 million in 2000 compared to $26.5 million in 1999. Net income for the six-month period increased to $69.4 from $65.5 million a year ago. Results for both the quarter and six-month period reflect improvements in all business segments including gas distribution, shipping and Nicor's other energy-related ventures. Per share results were also favorably affected by the company's common stock repurchase program.

Operating income (loss) by major business segment was:

                              Three months ended     Six months ended
                                   June 30               June 30
                              -------------------   -------------------
   (millions)                   2000      1999        2000      1999
                              --------  ---------   --------- ---------
   Gas distribution           $ 47.5    $   40.0    $  112.5  $  101.6
   Shipping                      5.9         5.0        11.5       9.4
   Corporate and other           2.0         (.5)        1.6      (1.1)
                              ========  =========   ========= =========
                              $ 55.4    $   44.5    $  125.6  $  109.9
                              ========  =========   ========= =========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income for the three- and six-month periods ended June 30, 2000, increased $7.5 million and $10.9 million, respectively. Improvements for both periods reflect income related to a significant construction project, customer additions and contributions from the gas cost performance-based rate plan. The quarter comparison also reflects the impact of colder weather. Although weather for the six-month period was warmer than last year, its adverse effect on operating results was more than offset by the company's weather insurance coverage in 2000. The insurance limits earnings volatility and ensures that the net impact of weather in 2000 will be an improvement over 1999.

o Containerized shipping operating income increased $.9 million for the three months and $2.1 million for the six months ended June 30, 2000. Improvements in both periods are primarily a result of an increase in volumes shipped and charter income.

o Improvements in other operating income reflect a contribution from Nicor's technology business for both the quarter and six-month periods.

Other income for the quarter is $1.2 million, down from $6.5 million a year ago. For the six months ended June 30, other income decreased to $3.5 million in 2000 from $13.1 million in 1999. Nicor's nonregulated retail energy services joint venture posted improved results in both periods, while 1999 included significant contributions from various items such as interest benefits on tax related matters and a gain on the sale of Nicor's interest in an electronic energy trading system.

Nicor Inc.                                                              Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In July 2000, Nicor Gas sold real estate at a gain of $3.8 million, which will be included in other income during the third quarter of 2000. The Company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value from these holdings through additional property sales or development over the next several years.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 11 and 12. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were:

                              Three months ended     Six months ended
                                   June 30               June 30
                              -------------------   -------------------
   (millions)                   2000      1999        2000      1999
                              --------   --------   --------- ---------
   Gas distribution           $ 263.1    $ 203.4    $  836.7   $ 716.1
   Shipping                      61.2       54.7       120.5     108.5
   Corporate and other           24.1       13.7        50.5      23.6
                              ========   ========   ========= =========
                              $ 348.4    $ 271.8    $1,007.7   $ 848.2
                              ========   ========   ========= =========

For the second quarter, gas distribution revenues increased $59.7 million primarily due to higher natural gas prices, which are passed directly through to customers, and the impact of colder weather. Year-to-date gas distribution revenue increased $120.6 million. The impact of higher natural gas prices more than offset the effect of warmer weather during the six-month period.
Year-to-date gas distribution revenues also include $7.3 million of estimated weather insurance benefits that will partially reverse if the weather remains normal for the rest of the year. Shipping revenues rose for the three- and six-month periods due to increased volumes, charter revenues and fuel cost surcharges. Revenues generated from Nicor's wholesale natural gas trading and technology businesses accounted for the increase in corporate and other for both periods.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased for the three- and six-month periods by $ 8.1 million to $111.3 million and $14.1 million to $274.5 million, respectively. Improvements for both periods reflect income related to a significant construction project, customer additions and contributions from the gas cost performance-based rate plan. Quarter results also reflect the impact of colder weather. Although weather for the six-month period was warmer than last year, its adverse effect on operating results was more than offset by the company's weather insurance coverage in 2000.

Operating and maintenance. Operating and maintenance expense increased $11.7 million to $97.9 million, and $19.4 million to $192.3 million, respectively, in the three- and six-month periods ended June 30, 2000, due largely to higher volume-related expenses in the shipping segment. The increase is also due to higher costs related to Nicor's technology business.

Nicor Inc.                                                             Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities increased $25.3 million to $402.7 million for the six months ended June 30, 2000, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. In the second quarter of 2000, Nicor has committed an additional $10 million to expand its cargo container leasing investment.

Financing. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At June 30, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $342.5 million and the company had $56.0 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.

Under an existing common stock repurchase program, Nicor purchased and retired 630,000 common shares during the second quarter of 2000 at an aggregate cost of $21.8 million. For the six-month period, Nicor purchased 916,000 common shares at an aggregate cost of $31.3 million. In July of 2000, Nicor announced another $50 million common stock repurchase program. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities.

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

New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company has substantially completed an evaluation of the impact the statement will have on the company's financial condition and results of operations and has concluded that it will not be material. For further information see New Accounting Pronouncement on page 5.


Nicor Inc.                                                             Page 11
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAS DISTRIBUTION STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                  Three months ended        Six months ended
                                       June 30                   June 30
                                 ---------------------     --------------------
                                   2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------

Operating revenues (millions):
   Sales
     Residential                  $ 171.1     $ 128.2       $ 558.4    $ 472.4
     Commercial                      30.1        25.1         106.0      101.7
     Industrial                       4.3         3.2          15.4       15.0
                                 ---------   ---------     ---------  ---------
                                    205.5       156.5         679.8      589.1
                                 ---------   ---------     ---------  ---------
   Transportation
     Residential                      1.3          .3           2.2         .3
     Commercial                      15.6        13.8          40.4       36.3
     Industrial                      10.9         9.8          22.8       21.4
     Other                            1.4         1.1           3.7        2.2
                                 ---------   ---------     ---------  ---------
                                     29.2        25.0          69.1       60.2
                                 ---------   ---------     ---------  ---------
   Revenue taxes and other           28.4        21.9          87.8       66.8
                                 ---------   ---------     ---------  ---------
                                  $ 263.1     $ 203.4       $ 836.7    $ 716.1
                                 =========   =========     =========  =========

Deliveries (Bcf):
   Sales
     Residential                     28.7        26.3         118.9      126.7
     Commercial                       5.2         5.4          22.3       26.5
     Industrial                        .7          .6           3.4        4.2
                                 ---------   ---------     ---------  ---------
                                     34.6        32.3         144.6      157.4
                                 ---------   ---------     ---------  ---------
   Transportation
     Residential                       .5          .1           1.4         .1
     Commercial                      13.5        12.0          50.2       46.1
     Industrial                      37.2        41.0          81.4       87.0
                                 ---------   ---------     ---------  ---------
                                     51.2        53.1         133.0      133.2
                                 ---------   ---------     ---------  ---------
                                     85.8        85.4         277.6      290.6
                                 =========   =========     =========  =========

Customers at end of period (thousands):
   Sales
     Residential                  1,722.9     1,729.7
     Commercial                      93.0       104.2
     Industrial                       6.2         7.1
                                 ---------   ---------
                                  1,822.1     1,841.0
                                 ---------   ---------
   Transportation
     Residential                     55.9        17.0
     Commercial                      72.5        59.6
     Industrial                       7.7         6.9
                                 ---------   ---------
                                    136.1        83.5
                                 ---------   ---------
                                  1,958.2     1,924.5
                                 =========   =========

Other statistics:
   Degree days                        619         491         3,204      3,365
   Colder (warmer) than normal        (10)%       (29)%         (17)%      (13)%
   Average gas cost per Mcf sold   $ 3.80      $ 2.54        $ 3.44     $ 2.53

Nicor Inc.                                                             Page 12
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

SHIPPING STATISTICS

                                  Three months ended        Six months ended
                                        June 30                   June 30
                                 ---------------------     --------------------
                                   2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------

TEUs shipped (thousands):
   Southbound                        34.5        29.7          67.7       59.9
   Northbound                         4.5         4.6           8.6        9.2
   Interisland                        1.7         2.3           3.6        4.5
                                 ---------   ---------     ---------  ---------
                                     40.7        36.6          79.9       73.6
                                 =========   =========     =========  =========

Other statistics:
   Revenue per TEU                $ 1,488     $ 1,493       $ 1,496    $ 1,475
   Ports served                        24          23
   Vessels owned                       13          13

Nicor Inc.                                                             Page 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 10, which is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 20, 2000, for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to management's solicitation. The results of the voting as reported below are for shares eligible to vote as of the record date, February 23, 2000. There were no "broker nonvotes."

All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

                                                 Shares           Shares
                                                 Voted             Voted
                       Nominee                    FOR            WITHHELD
          --------------------------          -------------     ------------

          Robert M. Beavers, Jr.               40,774,952         509,643
          Bruce P. Bickner                     40,795,399         492,805
          John H. Birdsall, III                40,778,197         505,687
          Thomas A. Donahoe                    40,769,646         510,424
          Thomas L. Fisher                     40,759,564         526,924
          John E. Jones                        40,730,124         542,404
          Dennis J. Keller                     40,775,542         509,021
          William A. Osborn                    40,764,430         519,760
          Sidney R. Petersen                   40,683,691         583,808
          John Rau                             40,769,489         513,485
          Patricia A. Wier                     40,741,783         536,714


Item 6.  Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 15 filed herewith.

   (b) The company did not file a report on Form 8-K during the second quarter of 2000.

Nicor Inc.                                                             Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Inc.




Date  August 8, 2000          By    KATHLEEN L. HALLORAN
      --------------                ---------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President,
                                    Finance and Administration
                                    and Secretary

Nicor Inc.                                                             Page 15

Exhibit Index

  Exhibit
  Number                          Description of Document

10.01 Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor and Mr. Fisher, Mr. Cali and Ms. Halloran.

10.02 Retirement Agreement, dated May 2, 2000, between Nicor and Mr. Cyranoski.

27.01 Financial Data Schedule.