Form 10-Q
period 2000-09-30
NICOR INC
filed 2000-11-07
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock (NYSE:GAS), par value $2.50, outstanding at October 31, 2000, were 45,651,743.

Nicor Inc.                                                              Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Operations:
            Three and nine months ended
            September 30, 2000 and 1999 ...................................  2

           Consolidated Statement of Cash Flows:
            Nine months ended
            September 30, 2000 and 1999....................................  3

           Consolidated Balance Sheet:
            September 30, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 17


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 17

   Item 6. Exhibits and Reports on Form 8-K ............................... 17

           Signature ...................................................... 18

           Exhibit Index .................................................. 19




Glossary

Degree day.....The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf . ....Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate plan, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.





Nicor Inc.                                                              Page 1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed unaudited financial statements of Nicor Inc. have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

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

Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Operations (Unaudited)
(millions, except per share data)

                                  Three months ended        Nine months ended
                                     September 30              September 30
                                 ---------------------     --------------------
                                   2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------

Operating revenues                $ 301.0     $ 227.3     $ 1,308.7  $ 1,075.5
                                 ---------   ---------     ---------  ---------

Operating expenses
   Cost of gas                      129.2        69.6         666.2      491.0
   Operating and maintenance         90.9        87.3         283.2      260.2
   Depreciation                      19.7        19.2         101.6       98.9
   Taxes, other than income taxes    14.2        13.1          85.1       77.5
   Other                            148.0           -         148.0          -
                                 ---------   ---------     ---------  ---------
                                    402.0       189.2       1,284.1      927.6
                                 ---------   ---------     ---------  ---------

Operating income (loss)            (101.0)       38.1          24.6      147.9

Other income (expense), net           6.4         2.0           9.9       15.2
                                 ---------   ---------     ---------  ---------

Income (loss) before interest on
  debt and income taxes             (94.6)       40.1          34.5      163.1

Interest on debt, net of amounts
   capitalized                       11.9         9.9          33.9       32.3
                                 ---------   ---------     ---------  ---------

Income (loss) before income taxes  (106.5)       30.2            .6      130.8

Income tax expense (benefit)        (43.8)       10.4          (6.1)      45.5
                                 ---------   ---------     ---------  ---------

Net income (loss)                   (62.7)       19.8           6.7       85.3

Dividends on preferred stock           .1          .1            .2         .3
                                 ---------   ---------     ---------  ---------
Earnings (loss) applicable to
  common stock                     $(62.8)     $ 19.7         $ 6.5     $ 85.0
                                 =========   =========     =========  =========

Average shares of common stock
   outstanding
     Basic                           45.8        47.2          46.3       47.3
     Diluted                         45.8        47.3          46.4       47.5

Earnings (loss) per average share of
   common stock
     Basic                        $ (1.37)      $ .42         $ .14     $ 1.80
     Diluted                        (1.37)        .42           .14       1.79

Dividends declared per share of
   common stock                    $ .415      $ .390       $ 1.245    $ 1.170


The accompanying notes are an integral part of this statement.










Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                             Nine months ended
                                                                September 30
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                                 $ 6.7     $ 85.3
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                           101.6       98.9
       Deferred income tax expense (benefit)                   (7.8)      18.2
       Change in assets and liabilities:
         Receivables, less allowances                          91.6      118.4
         Gas in storage                                       (31.3)      37.9
         Deferred gas costs                                   (65.0)     (63.7)
         Accounts payable                                      73.8       71.0
         Postretirement benefits                              (21.1)     (12.9)
         Other                                                102.9      (27.7)
                                                           ---------  ---------
   Net cash flow provided from operating activities           251.4      325.4
                                                           ---------  ---------

Investing activities
   Capital expenditures                                      (115.8)    (101.1)
   Short-term investments                                      (5.7)      24.4
   Other                                                         .5       (8.9)
                                                           ---------  ---------
   Net cash flow used for investing activities               (121.0)     (85.6)
                                                           ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt                    49.9      101.5
   Disbursements to retire long-term debt                     (73.6)    (156.6)
   Short-term borrowings (repayments), net                      (.7)    (108.0)
   Dividends paid                                             (56.9)     (54.8)
   Disbursements to reacquire stock                           (44.4)     (14.6)
   Other                                                        1.3        (.1)
                                                           ---------  ---------
   Net cash flow used for financing activities               (124.4)    (232.6)
                                                           ---------  ---------

Net increase in cash and cash equivalents                       6.0        7.2

Cash and cash equivalents, beginning of period                 42.5       13.0
                                                           ---------  ---------

Cash and cash equivalents, end of period                     $ 48.5     $ 20.2
                                                           =========  =========

Supplemental information
   Income taxes paid, net of refunds                         $ 30.6     $ 37.6
   Interest paid, net of amounts capitalized                   36.3       33.4


The accompanying notes are an integral part of this statement.



Nicor Inc.                                                              Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                         September 30  December 31  September 30
                                             2000         1999          1999
                                          -----------  -----------   ----------
                Assets

Current assets
   Cash and cash equivalents                  $ 48.5       $ 42.5       $ 20.2
   Short-term investments, at cost which
     approximates market                        35.4         29.7         31.4
   Receivables, less allowances of $8.0,
     $7.1 and $7.5, respectively               268.2        359.8        145.6
   Gas in storage                               62.3         31.0         67.6
   Deferred gas costs                           80.9         15.9         33.8
   Other                                        82.3         29.1         43.9
                                          -----------  -----------   ----------
                                               577.6        508.0        342.5
                                          -----------  -----------   ----------

Property, plant and equipment, at cost
   Gas distribution                          3,262.2      3,200.3      3,171.3
   Shipping                                    300.7        280.8        272.3
   Other                                         2.0          2.0          2.0
                                          -----------  -----------   ----------
                                             3,564.9      3,483.1      3,445.6
   Less accumulated depreciation             1,822.1      1,747.9      1,714.4
                                          -----------  -----------   ----------
                                             1,742.8      1,735.2      1,731.2
                                          -----------  -----------   ----------

Other assets                                   235.4        208.6        203.1
                                          -----------  -----------   ----------

                                           $ 2,555.8    $ 2,451.8    $ 2,276.8
                                          ===========  ===========   ==========

    Liabilities and Capitalization

Current liabilities
   Long-term obligations due within one year $ 126.8       $ 74.2       $ 73.8
   Short-term borrowings                       343.5        344.2        126.5
   Accounts payable                            356.2        282.4        341.3
   Other                                       187.6         44.9         36.3
                                          -----------  -----------   ----------
                                             1,014.1        745.7        577.9
                                          -----------  -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                       284.7        266.6        261.5
   Regulatory income tax liability              71.9         74.8         75.7
   Unamortized investment tax credits           41.5         42.7         42.7
   Other                                        83.4         91.9        101.8
                                          -----------  -----------   ----------
                                               481.5        476.0        481.7
                                          -----------  -----------   ----------

Capitalization
   Long-term debt                              360.2        436.1        436.7
   Preferred stock                               6.3          6.3          6.3
   Common equity
     Common stock                              114.1        117.2        117.8
     Retained earnings                         579.6        670.5        656.4
                                          -----------  -----------   ----------
                                             1,060.2      1,230.1      1,217.2
                                          -----------  -----------   ----------

                                           $ 2,555.8    $ 2,451.8    $ 2,276.8
                                          ===========  ===========   ==========


The accompanying notes are an integral part of this statement.



Nicor Inc.                                                              Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of actual year-to-date degree days to an allocation of annual insured degree days. Year-to-date operating revenues include $7.3 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

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

At Nicor Gas, derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's Uniform Purchased Gas Adjustment Clause (PGA). As such, changes in the fair value of these derivative instruments will be deferred or accrued as a regulatory asset or liability until realized. Nicor's wholesale natural gas trading business will continue its practice of marking energy-related contracts and physical inventory to fair value.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period, and results will likely vary from quarter to quarter. Nicor recorded $5.4 million and $7.6 million of estimated PBR plan results as operating revenue for the three- and nine-month periods, respectively.

Customer Select(R). Customer Select is a voluntary pilot program that offers a choice of natural gas suppliers to all commercial and industrial customers as well as 250,000 residential customers in 16 communities. A customer's choice of another natural gas commodity supplier has no direct impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without mark-up under the PGA. Nicor Gas continues to deliver the natural gas, read meters, maintain its distribution system, ensure safety and respond to service and emergency calls.

Nicor Inc.                                                              Page 6

In September 2000, the ICC suspended for hearings Nicor Gas' request to permanently expand the Customer Select program to include all residential customers. The hearings may take up to 11 months to complete and are intended to examine concerns consumer groups have raised about the program. In the interim, the ICC has granted a company request to extend the existing pilot program for an additional year until April 30, 2002.

INCOME TAXES

The overall effective income tax rate for the 2000 periods varies from its customary level due to the effect of the unusual charge by Nicor Gas related to its mercury program described on page 7. Excluding the mercury charge, federal and state income taxes were provided at Nicor's more typical effective income tax rate of 35% for the three- and nine-month periods, respectively.

LONG-TERM DEBT

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11%. The issuance funded the redemption of $50 million of maturing unsecured 5.065% notes.

DISCONTINUED OPERATIONS

The company maintains a reserve for the remaining costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as remaining medical benefit, tax and other contingencies are resolved.

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                              Three months ended    Nine months ended
                                 September 30          September 30
                              -------------------   -------------------
(millions)                       2000      1999        2000      1999
                              --------- ---------   --------- ---------
Operating revenues
   Gas distribution           $   203.0 $  161.8   $ 1,039.7  $  877.9
   Shipping                        60.4     55.5       180.9     164.0
   Other Nicor ventures            38.1     11.3        88.7      34.9
   Corporate and eliminations       (.5)    (1.3)        (.6)     (1.3)
                              ---------- --------   --------- ---------
                              $   301.0 $  227.3   $ 1,308.7  $1,075.5
                              ========== ========   ========= =========

Operating income (loss)
   Gas distribution           $  (106.6) $  35.4    $    5.9  $  137.1
   Shipping                         5.2      4.5        16.6      13.9
   Other Nicor ventures              .9      (.1)        4.5       (.1)
   Corporate and eliminations       (.5)    (1.7)       (2.4)     (3.0)
                              ---------- --------   --------- ---------
                              $  (101.0)$   38.1    $   24.6  $  147.9
                              ========== ========   ========= =========

Nicor Inc.                                                              Page 7

CONTINGENCIES

Mercury program. Nicor Gas has incurred, and expects to continue to incur, significant costs related to its historical use of mercury in various kinds of equipment.

Prior to 1961, gas regulators containing small quantities of mercury were installed in homes. The purpose of the regulators was to reduce the pressure of natural gas flow from the service line for use inside the home. During the third quarter of this year, the company learned that in certain instances some mercury was spilled or left in residences when the regulators were removed.

As a result, on September 6, 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the States Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites which may have been affected by spills of mercury from company equipment. The Cook County, Illinois, Circuit Court hearing this action has entered two agreed preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until clean-up is completed, and to pay for medical screening of potentially affected persons. At this early stage of the process it is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, entered during the third quarter by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. Pursuant to that order, the company is required, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been
taken,   at   company   reporting    centers,    and   at   other   large-volume
commercial/industrial sites where mercury manometers may have been used to measure gas pressure.

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has initiated the work described above. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas expects to have called on every such home by December 31, 2000, although access to some homes may not be gained until a later date. Through November 5, 2000, approximately 780 homes have been found to have traces of mercury requiring clean-up.

Nicor Gas has also inspected all of its reporting centers where equipment containing mercury was handled and has become aware of the presence of mercury at nine reporting centers. Cleaning is underway at those locations. In addition, the company is aware of four recycling centers where traces of mercury from regulators have been discovered and is cleaning up the mercury spills. The company has also inspected customer sites which use or previously used mercury manometers, and the company has identified and cleaned up all 12 such sites where mercury traces have been found.

Nicor Inc.                                                              Page 8

As of September 30, Nicor Gas accrued $144.9 million to other current liabilities for estimated obligations related to the previously described work and for legal defense costs. As a result, and including amounts already spent, $148 million was charged to the company's income statement as other operating expense. The accrual represents management's best estimate based on an evaluation of currently available information. Actual costs incurred in the future may vary from this estimate. The company will reassess its estimated obligation at the end of each future accounting period and will record any resulting adjustment in such period. Any such adjustment could be material to operating results in the period in which it is recorded.

In addition to the matters described above, as of November 6, 2000, Nicor Gas has been named a defendant in three private lawsuits, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by the presence of mercury-containing regulators inside residences. One of the lawsuits involves five previous class actions that have been consolidated before a single judge in Cook County, Illinois, Circuit Court. At this early stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, and has notified its insurers of the claims. The company will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In addition, some of the removals of mercury-containing regulators were conducted by contractors working for the company. The company intends to vigorously pursue its indemnification and contribution rights against these contractors, as well as to seek insurance recoveries under its contractors' policies. At this early stage, it is not possible to estimate the likelihood that costs will be recovered from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

It is  management's  opinion,  taking  into  account the above  information  and uncertainties, including currently available information concerning the company's existing and potential obligations, insurance coverage, possible recoveries from other third parties and available financial resources, that costs associated with the mercury spills will not have a material adverse effect on the liquidity or financial position of the company.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Nicor Inc.                                                              Page 9

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

Current   environmental   laws  may  require  the  clean-up  of  certain  former
manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

On December 20, 1995, Nicor Gas filed suit in Cook County, Illinois, Circuit Court against certain insurance carriers seeking recovery of environmental clean-up costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In February 2000, the court dismissed the company's case on summary judgment motions by certain defendants. The company filed an appeal in March 2000. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

Although  unable  to  determine  the  outcome  of  these  other   contingencies,
management believes that appropriate accruals have been recorded. Final disposition of these other matters is not expected to have a material impact on the company's financial condition or results of operations.

Nicor Inc.                                                             Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. 1999 Annual Report on Form 10-K.

SUMMARY

Nicor's third quarter 2000 diluted loss per common share was $1.37, down from earnings per common share of $.42 in 1999. There was a net loss for the quarter of $62.7 million, compared with net income of $19.8 million in 1999. For the nine months ended September 30, 2000, diluted earnings per common share decreased to $.14 from $1.79 a year ago. Net income for the nine-month period was $6.7 million in the current year compared to $85.3 million in 1999.

An unusual charge of $148 million was recorded as operating expense in the third quarter of 2000 related to the company's mercury inspection and repair program described on page 7. The after-tax effect of this charge on third quarter earnings was $1.96 per share. Net income excluding the unusual charge increased $7.2 million and $11.1 million, to $27.0 million and $96.4 million, for the three- and nine- month periods, respectively.

Operating income (loss) by major business segment was:

                              Three months ended    Nine months ended
                                 September 30          September 30
                              -------------------   -------------------
   (millions)                    2000       1999        2000      1999
                              --------- ----------   --------- ---------
   Gas distribution           $  (106.6) $   35.4    $    5.9  $  137.1
   Shipping                         5.2       4.5        16.6      13.9
   Other Nicor ventures              .9       (.1)        4.5       (.1)
   Corporate and eliminations       (.5)     (1.7)       (2.4)     (3.0)
                              ---------- ---------   --------- ---------
                              $  (101.0) $   38.1    $   24.6  $  147.9
                              ========== =========   ========= =========

Excluding the effects of the mercury-related charge, results for both the quarter and nine-month period reflect significant improvements in all business segments, including gas distribution, shipping and Nicor's other energy-related ventures.

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income for the three- and nine-month periods ended September 30, 2000, decreased $142 million and $131.2 million, respectively, when compared to the corresponding prior-year periods. Gas distribution operating income excluding the effect of the unusual mercury charge increased to $41.4 million and $153.9 million for the three- and nine-month periods, respectively. The impact of the mercury charge more than offset improvements in both periods related to contributions from the gas cost performance-based rate (PBR) plan, increased income from power-generation services and customer additions. Nine-month operating results also benefited from weather insurance benefits in 2000, which more than offset the adverse effect of weather that was 4 percent warmer than last year. The weather insurance coverage ensures that the net impact of weather in 2000 will be an improvement over 1999.

Nicor Inc.                                                             Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

o Containerized shipping operating income increased $.7 million for the three months and $2.7 million for the nine months ended September 30, 2000. Improvements in both periods are primarily a result of an increase in volumes shipped.

o  Improvements   in  operating   income  for  other  Nicor   ventures   reflect
   contributions from Nicor's service and technology businesses for both the quarter and nine-month periods.

Other income for the quarter is $6.4 million, up from $2 million a year ago. For the nine months ended September 30, other income decreased to $9.9 million in 2000 from $15.2 million in 1999. Results for the three- and nine-month periods reflect the positive impact of utility property sales, improved results from Nicor's nonregulated retail energy services joint venture and an investment in a cargo container leasing business. Year-to-date results for 1999 included significant contributions from various items such as interest benefits on tax related matters and a gain on the sale of Nicor's interest in an electronic energy trading system.

Excluding the impact of the unusual mercury charge, Nicor continues to expect 2000 earnings to be in the range of $2.85 to $2.95 per share. Furthermore, management currently expects 2001 earnings to be in the range of $3.00 to $3.15. Although management believes the foregoing forward-looking statements about its earnings expectations are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, weather conditions, natural gas prices, interest rates, short-term borrowing needs, economic and market conditions, legislative and regulatory actions, asset sales, PBR plan results, and any future mercury-related charges or credits.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 15 and 16. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were:

                              Three months ended    Nine months ended
                                 September 30          September 30
                              -------------------   -------------------
   (millions)                    2000      1999         2000      1999
                              --------- ----------   --------- ---------
   Gas distribution           $   203.0  $  161.8    $ 1,039.7  $  877.9
   Shipping                        60.4      55.5        180.9     164.0
   Other Nicor ventures            38.1      11.3         88.7      34.9
   Corporate and eliminations       (.5)     (1.3)         (.6)     (1.3)
                              ---------- ---------    --------- ---------
                              $   301.0 $   227.3    $ 1,308.7  $1,075.5
                              ========= ==========    ========= =========

For the third quarter, gas distribution revenues increased $41.2 million primarily due to higher natural gas prices, which are passed directly through to customers, and $5.4 million of revenues from the PBR plan. Year-to-date gas distribution revenue increased $161.8 million. The impact of higher natural gas prices more than offset the effect of warmer weather during the nine-month period. Year-to-date gas distribution revenues also include $7.6 million from the PBR plan and $7.3 million of estimated weather insurance benefits. The insurance benefits will partially reverse if weather is normal in the fourth quarter.

Nicor Inc.                                                             Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shipping revenues rose for the three- and nine-month periods due to increased volumes. The increase in other revenues for both periods was primarily due to revenues generated from Nicor's wholesale natural gas trading business. Increased revenues from Nicor's technology business also contributed to the year-to-date improvement in other revenues.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue tax expense, which are both passed directly through to customers, increased for the three- and nine-month periods by $5.6 million to $98.2 million and $19.7 million to $372.7 million, respectively. Improvements for both periods reflect estimated results from the PBR plan, increased income from power-generation services and customer additions. Although weather for the nine-month period was warmer than last year, its adverse effect on comparative operating results was more than offset by contributions from the company's weather insurance policy in 2000.

Operating and maintenance. Operating and maintenance expense increased $3.6 million to $90.9 million, and $23 million to $283.2 million, respectively, in the three- and nine-month periods ended September 30, 2000, due largely to higher volume-related expenses in the shipping segment. The increase for the nine-month period is also due to higher costs related to Nicor's technology business.

Other operating expense. Other operating expense in the current-year periods reflects estimated costs associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program on page 7.

Interest on debt. Interest on debt for the three- and nine-month periods increased due to increased average borrowings.

Income  taxes.  For the 2000  periods,  the  effective  tax rate varies from its
customary  level  due  to  the  effect  of  the  mercury  charge.   For  further
information, see Income Taxes on page 6.

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $74 million to $251.4 million for the nine months ended September 30, 2000, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs and presently intends to finance the mercury program with short-term debt.

Investing. In the second quarter of 2000, Nicor committed an additional $10 million to expand its cargo container leasing investment.

Financing. Nicor and its gas distribution subsidiary maintain short-term credit agreements with major domestic and foreign banks. At September 30, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $442.5 million and the company had $343.5 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11%. The issuance funded the redemption of $50 million of maturing unsecured 5.065% notes.

Nicor Inc.                                                             Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nicor completed an existing common stock repurchase program during the third quarter of 2000 by purchasing and retiring the final 19,519 common shares at an aggregate cost of $.7 million. In July 2000, Nicor announced another $50 million common stock repurchase program. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities. Under the program announced in July, Nicor purchased and retired 290,000 common shares during the third quarter of 2000 at an aggregate cost of $10.7 million. For the nine-month period, Nicor purchased 1,225,519 common shares at an aggregate cost of $42.7 million under both plans.

Effective with the dividend paid on May 1, 2000, Nicor's quarterly dividend on common stock was increased to 41.5 cents per share. This payment represents an annual rate of $1.66 per share, which is 6.4 percent higher than the $1.56 rate established with the May 1, 1999 dividend.

FACTORS AFFECTING BUSINESS PERFORMANCE

Weather protection. Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, the same level as the current year's weather insurance policy. To partially offset the cost of this warm weather protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. As a result, this weather hedge minimizes the earnings impact of large variations in weather. Nicor's rule of thumb is that, excluding weather protection, every 100-degree-day variation in weather has an impact of about 2 1/2 cents per share.

Customer Select(R). During the third quarter of 2000, the Illinois Commerce Commission (ICC) suspended for hearings Nicor Gas' request to permanently expand the Customer Select program to include all residential customers. The hearings may take up to 11 months to complete and are intended to examine concerns consumer groups have raised about the program. In the interim, the ICC has granted a company request to extend the existing pilot program for an additional year until April 30, 2002. For further information see Customer Select on Page 5.

Discontinued operations. The company maintains a reserve for the remaining costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as remaining medical benefit, tax and other contingencies are resolved.

Horizon pipeline. On September 14, 2000, Horizon Pipeline Company, L.L.C., a joint venture of Nicor and Natural Gas Pipeline Company of America, received preliminary approval from the Federal Energy Regulatory Commission (FERC) for the construction and operation of a $75 million natural gas pipeline from Joliet, Illinois to McHenry County in northern Illinois. FERC found the project to be in the public convenience and necessity subject to a favorable environmental review. Assuming timely approval, construction is expected to begin in the summer of 2001 with completion anticipated in mid-2002.

Nicor Inc.                                                            Page 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Higher natural gas prices. Natural gas prices have increased significantly during 2000. Changes in the price of natural gas have no direct impact on Nicor Gas' margin from deliveries since gas costs are passed directly through to customers under the company's Uniform Purchased Gas Adjustment Clause. Furthermore, while price fluctuations can affect accounts receivable collections, customer demand, company gas usage expenses and financing costs, any such impact has generally not been material. Higher natural gas prices also do not significantly affect Nicor Gas' PBR plan risks, since the PBR benchmark is tied to market prices.

Mercury program. Future operating results may be impacted by adjustments to estimated mercury program costs or recoveries, and any such adjustments could be material. Additional information about this program is presented under the heading Mercury Program on page 7.

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

Nicor Inc.                                                            Page 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GAS DISTRIBUTION STATISTICS

Changes in weather can materially affect operating statistics. Operating revenues, deliveries, customers and other statistics are presented below.

                                Three months ended     Nine months ended
                                  September 30           September 30
                               -------------------    -------------------
                                 2000       1999         2000      1999

Operating revenues (millions):
   Sales
     Residential                $ 133.2   $ 103.6     $ 691.6    $ 576.1
     Commercial                    20.3      16.3       126.4      118.0
     Industrial                     2.8       2.4        18.1       17.4
                                --------  --------    --------   --------
                                  156.3     122.3       836.1      711.5
   Transportation
     Residential                    1.8        .6         4.0         .9
     Commercial                    13.7      12.9        54.2       49.2
     Industrial                    12.8      11.2        35.6       32.6
     Other                           .9        .9         4.5        3.1
                                --------  --------    --------   --------
                                   29.2      25.6        98.3       85.8
   Other revenues
     Revenue taxes                  9.3       8.1        70.1       62.0
     Performance-based rate plan    5.4         -         7.6          -
     Weather insurance                -         -         7.3          -
     Chicago Hub                    1.6       3.2         3.9        5.1
     Other                          1.2       2.6        16.4       13.5
                                --------  --------    --------   --------
                                   17.5      13.9       105.3       80.6
                                --------  --------    --------   --------
                                $ 203.0   $ 161.8    $1,039.7    $ 877.9
                                ========  ========   =========   ========
Deliveries (Bcf):
   Sales
     Residential                   15.4      15.1       134.3      141.9
     Commercial                     2.4       2.4        24.7       28.9
     Industrial                      .3        .5         3.8        4.6
                                --------  --------    --------   --------
                                   18.1      18.0       162.8      175.4
                                --------  --------    --------   --------
   Transportation
     Residential                     .5        .2         1.8         .2
     Commercial                    10.1       9.3        60.3       55.5
     Industrial                    40.3      42.4       121.7      129.4
                                --------  --------    --------   --------
                                   50.9      51.9       183.8      185.1
                                --------  --------    --------   --------
                                   69.0      69.9       346.6      360.5
                                ========  ========    ========   ========
Customers at end of period (thousands):
   Sales
     Residential                1,726.3   1,733.7
     Commercial                    93.9     104.0
     Industrial                     6.2       7.0
                                --------  --------
                                1,826.4   1,844.7
                                --------  --------
   Transportation
     Residential                   54.1      16.6
     Commercial                    70.6      58.4
     Industrial                     7.5       6.7
                                --------  --------
                                  132.2      81.7
                                --------  --------
                                1,958.6   1,926.4
                                ========  ========
Other statistics:
   Degree days                       79        67       3,283      3,441
   Colder (warmer) than normal      (10)%     (24)%       (17)%      (13)%
   Average gas cost per Mcf sold $ 5.20    $ 3.31      $ 3.63     $ 2.61


Nicor Inc.                                                            Page 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

SHIPPING STATISTICS

                                Three months ended    Nine months ended
                                   September 30           September 30
                               -------------------    -------------------
                                  2000      1999         2000      1999
                               --------   --------    --------   --------
TEUs shipped (thousands):
   Southbound                     33.2       30.3       100.9       90.2
   Northbound                      4.6        4.4        13.2       13.6
   Interisland                     1.6        1.9         5.3        6.4
                               --------   --------    --------   --------
                                  39.4       36.6       119.4      110.2
                               ========   ========    ========   ========
Other statistics:
   Revenue per TEU             $ 1,510    $ 1,512     $ 1,501    $ 1,487
   Ports served                     22         23
   Vessels owned                    13         13



Nicor Inc.                                                              Page 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Market Risk on page 14, which is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters beginning on page 5 and Contingencies beginning on page 7, which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 19 filed herewith.

   (b) On September 14, 2000, the company filed an analyst presentation on Form 8-K.

Nicor Inc.                                                             Page 18

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Inc.




Date   November 7, 2000               By   KATHLEEN L. HALLORAN
      -------------------                -----------------------------
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration
                                           and Secretary

Nicor Inc.                                                             Page 19

Exhibit Index

  Exhibit
  Number                          Description of Document
  -------   ------------------------------------------------------------------

    27.01   Financial Data Schedule.