Form 10-K405
period 2000-12-31
NICOR INC
filed 2001-03-12
CIK 72020

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2000

                                 or

        [ ]   Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
                                                             I.R.S
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

                                                  Name of each exchange on
          Title of each class                         which  registered
   Common Stock, par value $2.50 per share         New York Stock Exchange
   including  Preference Stock purchase right      Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, 45,370,776 common shares were outstanding. The aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.6 billion.

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2001 Annual Meeting Definitive Proxy Statement, dated March 8, 2001, are incorporated by reference into Part III.

Nicor Inc.                                                              Page i

Table of Contents

  Item No.

           Part I
   1.      Business .......................................................  1
   2.      Properties .....................................................  5
   3.      Legal Proceedings...............................................  5
   4.      Submission of Matters to a Vote of
             Security Holders..............................................  5
           Executive Officers of the Registrant............................  6

           Part II
   5.      Market for Registrant's Common Equity
             and Related Stockholder Matters ..............................  7
   6.      Selected Financial Data ........................................  8
   7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  9
   7A.     Quantitative and Qualitative
             Disclosures about Market Risk................................. 20
   8.      Financial Statements and Supplementary Data..................... 21
   9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 39

           Part III
   10.     Directors and Executive Officers of
             the Registrant... ............................................ 40
   11.     Executive Compensation.......................................... 40
   12.     Security Ownership of Certain
             Beneficial Owners and Management.............................. 40
   13.     Certain Relationships and Related
             Transactions.................................................. 40

           Part IV
   14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K............................ 40
           Signatures...................................................... 42
           Exhibit Index................................................... 43



Glossary

Degree day.........The extent to which the daily average temperature falls below 65 degrees  Fahrenheit.  Normal weather for Nicor
                   Gas' service territory is about 6,100 degree days.
FERC...............Federal Energy Regulatory Commission, the agency that regulates the interstat transportation of natural gas, oil and electricity.
ICC................Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf.....Thousand cubic feet, million cubic feet, billion cubic feet.
PBR................Performance-based rate, a plan that provides economic incentives based on performance.
PGA................Purchased Gas Adjustment, a rate mechanism designed to allow utilities, like Nicor Gas, to recover their gas costs without markup.
TEU................Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                              Page 1

PART I

Item 1.  Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company), one of the nation's largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Caribbean. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets in a typical year. Nicor also owns several unregulated energy-related ventures, including a partnership in Nicor Energy, a provider of energy products and services. Nicor had approximately 3,300 employees at year-end 2000.

Financial information on Nicor's major business segments is included in Business Segment and Geographic Information beginning on page 34. Certain terms used herein are defined in the glossary on page i.


GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves nearly 2 million customers, in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2000, residential customers accounted for 43 percent of natural gas deliveries, while commercial and industrial customers accounted for 25 percent and 32 percent, respectively. Nicor Gas' large residential customer base provides relative stability during weak economic periods. In addition, the company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Statistics on page 16 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, approximately the same level as actual degree days in 2000. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years. The company has approximately 2,200 employees.

Customer Services

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program also allowed residential customers in certain communities to

Nicor Inc.                                                              Page 2

Item 1.  Business (continued)

choose their natural gas supplier. Nicor Gas supports customer choice and has filed with the Illinois Commerce Commission (ICC) to permanently expand the Customer Select program to all of its customers. Additional information on the program is presented under the heading Unbundling on page 15. Transportation customers have options that include the use of the company's storage system and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power generation facilities.

Sources of Gas Supply

Nicor Gas purchases gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

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

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 2000 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to seven interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire by 2004.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent

Nicor Inc.                                                              Page 3
of its normal winter deliveries. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility and improves reliability of deliveries.

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's natural gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of natural gas.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. All customers will be given a choice of electric supplier by 2002. While natural gas prices increased significantly in 2000, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Factors Affecting Business Performance beginning on page 14.

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 70 percent of a typical residential customer's annual bill in the last three years. The company's cost of gas is passed on to the customer without markup.

Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect January 1, 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Annual savings and losses relative to the benchmark are shared equally with customers. After 2001, the ICC is required to review the plan. Additional information on the plan is presented under the heading Performance-based rate plan beginning on page 14.

Customer Select, a voluntary pilot program that offers customers a choice of natural gas suppliers, is in its fourth year. Additional information on the program is presented under the heading Unbundling on page 15.

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

The principal real properties are held under easements, permits, or licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantially all properties are subject to the lien of the indenture securing the company's First Mortgage Bonds.


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

Tropical Shipping's fleet consists of 11 owned vessels and 5 chartered vessels with a container capacity totaling approximately 4,800 TEUs. In 1999, Tropical Shipping ordered the construction of two vessels to replace chartered capacity and to support growth. These vessels are currently scheduled for completion in
late  2001  and  early  2002.   In  addition,   the  company  owns   containers,
container-handling equipment, chassis and other equipment. Real property, approximately half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, as well as in some of the ports served.

Additional information about Tropical Shipping's business is presented under Shipping on page 17.


OTHER ENERGY VENTURES

Nicor has several smaller ventures that provide products and services that meet customers' energy needs. Additional information pertaining to these ventures is presented under Other energy ventures on page 18.


ENVIRONMENTAL MATTERS

For information on environmental  matters,  see Contingencies  beginning on page
37.

Nicor Inc.                                                              Page 5

Item 2.     Properties

Information with respect to this item concerning Nicor and its major subsidiaries' properties is included in Item 1, Business, beginning on page 1, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.     Legal Proceedings

See Contingencies beginning on page 37, which is incorporated herein by reference. One of the lawsuits referred to under Mercury Program involves five previous class actions that have been consolidated before a single judge. On March 7, 2001, the Circuit Court of Cook County entered an order dismissing the pending consolidated class action complaint without prejudice and allowing plaintiffs to file an amended consolidated class action complaint.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Nicor Inc.                                                              Page 6

Executive Officers of the Registrant

Executive officers of the company are elected annually by the Board of Directors.

            Name                 Age         Current Position and Background
-----------------------------   ------   ---------------------------------------

Thomas L. Fisher                 56      Chairman, Nicor and Nicor Gas (since
                                         1996); Chief Executive Officer, Nicor
                                         (since 1995) and Nicor Gas (since
                                         1988); and President, Nicor (since
                                         1994) and Nicor Gas (since 1988).

Philip S. Cali                   53      Executive Vice President Operations,
                                         Nicor and Nicor Gas (since 1999); and
                                         Senior Vice President Operations,
                                         Nicor Gas (1995-1999).

Kathleen L. Halloran             48      Executive Vice President Finance and
                                         Administration, Nicor and Nicor Gas
                                         (since 1999); Senior Vice President
                                         Administration, Nicor Gas (1998-1999);
                                         Senior Vice President Information
                                         Services, Rates and Human Resources,
                                         Nicor Gas (1996-1998); and Vice
                                         President Information Services, Rates
                                         and Human Resources, Nicor Gas
                                         (1995-1996).

Russ M. Strobel                  48      Senior Vice President, General Counsel
                                         and Corporate Secretary, Nicor and
                                         Nicor Gas (since 2000); Partner,
                                         Altheimer & Gray (2000); and Partner,
                                         Jenner & Block (1986-2000).


George M. Behrens                 45     Vice President Administration and
                                         Treasurer, Nicor and Nicor Gas (since
                                         1999); Vice President and Controller,
                                         Nicor and Nicor Gas (1998-1999); Vice
                                         President Accounting, Nicor Gas
                                         (1996-1998); and Vice President and
                                         Treasurer, Tropical Shipping
                                         (1991-1996).

Nicor Inc.                                                              Page 7


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 28, 2001, there were approximately 29,000 common stockholders of record.

                     Stock price
        ------------------------------------   Dividends
           Quarter       High         Low       declared
        ------------ ----------- -----------   ---------

        2000
           First    $    36.38  $    29.38   $    .415
           Second        37.50       32.06        .415
           Third         40.06       32.13        .415
           Fourth        43.88       32.19        .415

        1999
           First    $    42.94  $    34.69   $     .39
           Second        39.50       34.13         .39
           Third         40.00       35.69         .39
           Fourth        39.38       31.19         .39
        ------------------------------------------------


Nicor Inc.                                                             Page 8


Item 6.  Selected Financial Data

                                          Year ended December 31
                            ---------------------------------------------------
(millions, except per
   share data)                2000      1999      1998        1997       1996
                           --------- --------- ---------   ----------  --------

Operating revenues         $ 2,298.1  $ 1,615.2  $ 1,465.1  $1,992.6  $ 1,850.7

Operating income           $    94.1  $   212.0  $   208.6  $  229.8  $   233.1

Net income
 Continuing operations     $    46.7  $   124.4  $   116.4  $  127.9  $   121.2
 Discontinued operations           -          -          -         -       15.0
                           ---------  ---------  ---------  --------   --------
                           $    46.7  $   124.4  $   116.4  $  127.9  $   136.2
                           =========  =========  =========  ========   ========

Basic earnings per
 common share
  Continuing operations    $    1.01  $    2.63  $    2.43  $   2.62  $    2.42
  Discontinued operations          -          -          -         -        .30
                           ---------  ---------  ---------  --------   --------
                           $    1.01  $    2.63  $    2.43  $   2.62  $    2.72
                           =========  =========  =========  ========   ========

Diluted earnings per
 common share
  Continuing operations    $    1.00  $    2.62  $    2.42  $   2.61  $    2.41
  Discontinued operations          -          -          -         -        .30
                           ---------  ---------  ---------  --------   --------
                           $    1.00  $    2.62  $    2.42  $   2.61  $    2.71
                           =========  =========  =========  ========   ========

Dividends declared per
   common share            $    1.66  $    1.56  $    1.48  $   1.40  $    1.32

Property, plant and
  equipment
    Gross                  $ 3,576.6  $ 3,483.1  $ 3,379.8  $3,267.7  $ 3,192.7
    Net                      1,729.6    1,735.2    1,731.8   1,735.8    1,771.9

Total assets               $ 2,885.4  $ 2,451.8  $ 2,364.6  $2,394.6  $ 2,438.6

Capitalization
  Long-term debt, net of
    current maturities     $   347.1   $  436.1   $  557.3  $  550.2  $   518.0
  Redeemable preferred
    stock                        6.3        6.3        6.3       6.4        7.5
  Common equity                707.8      787.7      759.0     744.0      729.6
                            --------- ---------  ---------  ---------  --------
                           $ 1,061.2  $ 1,230.1  $ 1,322.6  $1,300.6  $ 1,255.1
                            ========= =========  =========  =========  ========

Nicor Inc.                                                              Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor's operating results and financial condition from 1998 to 2000, and to discuss business trends and uncertainties that might affect Nicor. Certain terms used herein are defined in the glossary on page i.


SUMMARY

Nicor's two major business segments are gas distribution and shipping, with gas distribution representing about 90 percent of consolidated operating income and assets in a typical year.

Nicor's 2000 diluted earnings per common share decreased to $1.00 from $2.62 a year ago. Net income decreased $77.7 million to $46.7 million. These decreases resulted from an unusual pretax charge of $148 million recorded as operating expense in the third quarter of 2000 related to the company's mercury inspection and repair program described beginning on page 37. The after-tax effect of this charge on 2000 earnings was $1.94 per share. Excluding the unusual charge, net income increased $12 million from a year ago to $136.4 million, or $2.94 diluted earnings per common share, due to improvements in operating results in all business segments.

Nicor's 1999 diluted earnings per common share increased to $2.62 from $2.42 in 1998, due primarily to a positive contribution from nonoperating items and improved gas distribution operating results. Nicor's 1999 net income increased $8 million to $124.4 million.

Per share results in both 2000 and 1999 benefited from the company's common stock repurchase programs.

Operating income. Operating income (loss) by business segment is presented below:

(millions)                                   2000        1999       1998
                                           ---------   --------    --------
Gas distribution                           $   64.9    $ 191.7     $ 185.5
Shipping                                       25.7       22.5        27.6
Other energy ventures                           6.5        1.3        (1.9)
Corporate and eliminations                     (3.0)      (3.5)       (2.6)
                                           ---------   --------    --------
                                           $   94.1    $ 212.0     $ 208.6
                                           =========   ========    ========

The following summarizes operating income comparisons by business segment:

o Gas distribution operating income decreased $126.8 million in 2000 to $64.9 million. Excluding the effect of the unusual mercury-related charge, gas distribution operating income increased $21.2 million, or 11 percent, to $212.9 million in 2000. The impact of the mercury-related charge more than offset improvements from higher gas deliveries, contributions from the performance-based rate (PBR) plan for gas costs and increased income from power-generation services. Gas deliveries rose to 526 Bcf in 2000 compared with 508 Bcf in 1999 due to 8 percent colder weather and customer additions. In 1999, gas distribution operating income increased $6.2 million due to higher deliveries related primarily to 9 percent colder weather than the prior year. Results for both years also include increased operating and maintenance expenses and depreciation.



Nicor Inc.                                                             Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

o Containerized shipping operating income increased $3.2 million to $25.7 million in 2000. The improvement is primarily a result of record volumes shipped due to continued strong economic conditions in the Caribbean region and growth in tourism, and modest rate improvements. In 1999, shipping operating income decreased $5.1 million from 1998, due to pressure on rates, higher operating expenses and a decline in charter revenues. These factors more than offset the additional revenues generated from increased volumes shipped.

o Operating income from other energy ventures increased $5.2 million in 2000 to $6.5 million due to better results from Nicor's technology, wholesale natural gas marketing and retail energy services businesses. The $3.2 million increase in 1999 from 1998 reflects lower branding costs and improvements in operating income from Nicor's wholesale natural gas marketing business.

Nonoperating items. Other income for 2000 is $15.6 million, down from $23.2 million a year ago, as a number of improvements in 2000 did not match various nonoperating benefits in 1999. Results for 2000 reflect the positive impact of higher property sale gains and improved results from both Nicor's retail energy services joint venture and an investment in a cargo container leasing business. In 1999, other income increased $7.7 million to $23.2 million as several positive factors, including interest benefits on tax-related matters and a gain on the sale of Nicor's interest in an electronic energy trading system, more than offset a decline in property sale gains and the write-off of software development costs. Nicor's retail energy services joint venture also contributed to the improvement in 1999.

Interest expense rose 8 percent in 2000 to $48.6 million due primarily to increased average borrowings. In 1999, interest expense of $45.1 million was 3 percent lower than 1998 due primarily to refinancing at lower interest rates and reduced average borrowing levels.

The lower-than-normal effective income tax rate of 23.6 percent in 2000 is due to the effect of the unusual charge by Nicor Gas related to its mercury program described beginning on page 37. Excluding the mercury-related charge, the combined effective income tax rate was 34.8 percent, which is comparable to the 1999 and 1998 rates.

2001 Outlook. Management currently estimates 2001 diluted earnings per common share to be in the range of $3.00 to $3.15, assuming a return to normal weather and excluding any mercury-related adjustments. Although management believes the foregoing forward-looking statement about its earnings expectations is based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, natural gas prices, interest rates, borrowing needs, weather conditions, economic and market conditions, legislative and regulatory actions, asset sales, PBR plan results, and any future mercury-related charges or credits.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's results of operations.




Nicor Inc.                                                             Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating revenues. Operating revenues by business segment are presented below:

(millions)                                   2000       1999       1998
                                           ---------  ---------  ---------
Gas distribution                           $1,896.0   $1,326.2   $1,229.0
Shipping                                      248.3      229.9      224.5
Other energy ventures                         169.9       61.0       11.6
Corporate and eliminations                    (16.1)      (1.9)         -
                                           ---------  ---------  ---------
                                           $2,298.1   $1,615.2   $1,465.1
                                           =========  =========  =========

Nicor's operating revenues rose sharply to almost $2.3 billion in 2000. Gas distribution revenues increased over 40 percent reflecting significantly higher natural gas prices and related revenue taxes, which are both passed directly through to customers without markup; increased deliveries resulting from colder weather and customer additions; and benefits generated from the PBR plan. Shipping revenues rose by $18.4 million, or 8 percent, due to record volumes and higher average rates. The increase in other energy ventures was due primarily to revenues at Nicor's wholesale natural gas marketing business.

In 1999, Nicor's operating revenues increased slightly to more than $1.6 billion from about $1.5 billion in 1998. Gas distribution revenues increased nearly $100 million due to higher deliveries of natural gas and higher natural gas prices. Partially offsetting this increase was the impact of customers switching from sales to transportation service, which reduces revenue but generally has no impact on margin. Shipping revenues rose by more than $5 million as the impact of higher volumes shipped more than offset a decline in charter revenue and lower average rates. Revenues generated from Nicor's wholesale natural gas marketing business accounted for the increase in the other energy ventures category.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased $31.7 million in 2000 to $518.9 million and $17.8 million in 1999 to $487.2 million. Improvements in 2000 reflect results from the PBR plan, the impact of colder weather compared to 1999, customer additions, and increased income from power-generation services. Colder weather was the largest factor contributing to increased margin during 1999.

Operating and maintenance. In 2000, operating and maintenance expenses increased $30.9 million to $386.9 million due largely to higher volume-related expenses in the shipping segment. A larger provision for uncollectible accounts and weather insurance premiums in the gas distribution segment also contributed to the increase. The $18 million increase in 1999 to $356 million was due to higher volume-related costs in the shipping segment and higher costs in the gas distribution segment caused, in part, by increased information technology spending. In the gas distribution segment, operating and maintenance expenses were partially offset by net pension credits of $19.9 million, $13.3 million and $14.7 million in 2000, 1999 and 1998, respectively. The increase in the 2000 credit resulted principally from favorable pension fund investment returns.

Other operating expense. Other operating expense in 2000 reflects estimated costs associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury program beginning on page 37.




Nicor Inc.                                                             Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. Net cash flow provided from operating activities was $230.2 million, $205.7 million and $368.4 million in 2000, 1999 and 1998, respectively. Typically, year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet such temporary increases in working capital needs.

Capital expenditures. Capital expenditures by business segment are presented below:

                                Estimated
(millions)                        2001       2000       1999       1998
                                ---------- ---------- ---------- ----------
Gas distribution                $    140   $  124.6   $  127.4   $  112.6
Shipping                              35       33.8       26.0       23.3
Other energy ventures                  -          -         .6         .3
                                ---------- ---------- ---------- ----------
                                $    175   $  158.4   $  154.0   $  136.2
                                ========== ========== ========== ==========

Gas distribution capital expenditures were higher in 2000 and 1999 than in 1998 due primarily to enhancements to the company's operating system. The estimated increase in capital expenditures for 2001 is related mostly to information technology projects and improvements to the company's operating system.

Shipping segment capital expenditures increased in 2000 due, in part, to the construction of a new warehouse which was completed in 2000 and the construction of two vessels expected to be completed in 2001 and 2002. In 1999, the increase in expenditures was related, in part, to costs associated with the construction of the warehouse. In both periods, expenditures for information technology also contributed to the increase. Higher expenditures are expected in 2001 due primarily to additional vessel progress payments and the replacement of freight-handling equipment.

Other investments. Nicor invested $10 million, $12 million and $15 million in 2000, 1999 and 1998, respectively, in a cargo container leasing business and will likely make a similar investment in 2001. The company also invested $2 million, $2 million and $8 million in 2000, 1999 and 1998, respectively, in affordable housing tax credit funds.

Financing activities. Nicor Gas has the highest long-term debt ratings given in the gas distribution industry. Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.

                                               2000      1999      1998
                                             --------  --------  ---------
Long-term debt, net of current maturities,
    as a percent of capitalization             32.7%     35.5%     42.1%

Times interest earned, before income taxes      2.2       5.2       4.8


Nicor Inc.                                                             Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Long-term debt. At December 31, 2000, Nicor Gas had $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for refinancing certain outstanding First Mortgage Bonds, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In February 2001, Nicor Gas issued $75 million of First Mortgage Bonds due in 2011 at 6.625%. A portion of the net proceeds replaced $50 million of 5.875% First Mortgage Bonds due May 1, 2000 that had been temporarily refinanced through the issuance of unsecured notes. The remainder of the net proceeds replenished a portion of corporate funds used previously to redeem $50 million of 8.25% First Mortgage Bonds due in 2024.

In January 2000, Nicor Gas issued $50 million of adjustable-rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

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

Short-term debt. Nicor and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At December 31, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $532.5 million. Nicor had $442 million and $342.5 million of commercial paper outstanding at year-end 2000 and 1999, respectively.

Common stock. In the third quarter of 2000, Nicor completed a $50 million common stock repurchase program initiated in June 1999 and announced a new $50 million common stock repurchase program. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs or investment opportunities. The company purchased and retired 1.4 million, .6 million and .7 million common shares in 2000, 1999 and 1998, respectively, at a cost of $50 million, $23 million and $28 million. At December 31, 2000, approximately $31.5 million remained authorized for the repurchase of common stock under the existing program. Since January 1990, the company has repurchased almost one quarter of its outstanding stock.

Nicor increased its quarterly common stock dividend rate during 2000 by 6.4 percent, which was the thirteenth consecutive year of an increase. The company paid dividends on its common stock of $75.7 million, $72.9 million and $70 million in 2000, 1999 and 1998, respectively.

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

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves nearly 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2000, residential, commercial and industrial customers accounted for 43 percent, 25 percent and 32 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, approximately the same level as actual degree days in 2000. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. As a result, this weather hedge limits the earnings impact of large variations in weather. Nicor estimates that, excluding weather protection, every 100-degree-day variation in weather has an impact on earnings per share of approximately 2-1/2 cents.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas' growth in deliveries has traditionally come from a combination of customer additions and increased usage among existing commercial and industrial customers. Deliveries to power-generation facilities have also contributed to growth. While the company anticipates continued growth in deliveries attributable to these factors, a partial offset is expected as customers install more energy-efficient equipment.

Natural gas prices increased significantly during 2000. Changes in the price of natural gas have no direct impact on Nicor Gas' margin since gas costs are passed directly through to customers without markup under the company's Purchased Gas Adjustment (PGA). However, the unprecedented level of current gas prices will likely have an adverse effect on accounts receivable collections, customer demand, company gas usage expenses, financing costs and customer service expenses. In January 2001, Nicor Gas announced its intention to institute a 12-month budget plan to allow customers the opportunity to manage the effects of high winter bills. The new plan, which has been approved, will create a temporary lag in collections from participating customers, but provides for recovery of carrying costs.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a benchmark tied to a market index. Savings and losses relative to the benchmark are shared equally with customers. Assuming a benchmark of $1 billion, each one-percent deviation from the benchmark would affect net income by about $3


Nicor Inc.                                                             Page 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


million. After 2001 the ICC is required to review the plan. Transportation customers, who are responsible for their own gas supplies, are generally not affected by the PBR plan.

Generally, higher natural gas prices would not significantly affect PBR plan risk since the PBR benchmark is tied to market prices. However, the unprecedented high natural gas prices experienced at the end of 2000 and into 2001, combined with demand variability, may impact PBR plan results since any performance variance from the benchmark may be significantly greater in magnitude. The company does have strategies in place to manage these risk factors. In addition, PBR plan results are shared equally with customers.

Competition. Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Storage  and  supply.  Direct  connection  to  seven  interstate  pipelines  and extensive underground storage capacity provide the company and its transportation customers with flexibility and alternatives for gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Unbundling. The company's voluntary pilot program, Customer Select(R), offers a choice of natural gas suppliers to all commercial and industrial customers and more than 270,000 residential customers in 16 communities. In the program's first three years, about 37 percent of eligible business customers and 22 percent of eligible residential customers signed up. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without markup under the PGA. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Gas received approval in November 2000 to continue the current Customer Select pilot program for another year. The company's August 2000 filing with the ICC to permanently expand the Customer Select program to include all of its customers is currently in the public hearing process, which may take up to 11 months.

Nontraditional activities. In order to generate additional contributions to earnings growth, Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides interruptible transportation and storage service to interstate natural gas pipeline shippers. The Chicago area has become a major market hub for natural gas, and demand for storage- and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities is expected to increase significantly.

Nicor Gas is also developing the property surrounding its corporate headquarters, and the company continues to assess its other nonstrategic real estate holdings. The gas distribution property development project is expected to continue for a number of years.


Nicor Inc.                                                             Page 16


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics
                                                 2000        1999       1998
                                               ---------   ---------  ---------
Operating revenues (millions)
   Sales
     Residential                              $ 1,353.9     $ 899.8    $ 813.6
     Commercial                                   236.0       172.3      189.4
     Industrial                                    37.0        24.5       27.5
                                               ---------   ---------  ---------
                                                1,626.9     1,096.6    1,030.5
                                               ---------   ---------  ---------
   Transportation
     Residential                                    6.7         1.7          -
     Commercial                                    78.9        70.3       57.2
     Industrial                                    47.5        43.7       39.2
     Other                                          6.2         4.2        1.6
                                               ---------   ---------  ---------
                                                  139.3       119.9       98.0
                                               ---------   ---------  ---------
   Other revenues
     Revenue taxes                                101.7        84.6       79.8
     Performance-based rate plan                   12.2           -          -
     Chicago Hub                                    6.3         6.0        4.1
     Other                                          9.6        19.1       16.6
                                               ---------   ---------  ---------
   Revenue taxes and other                        129.8       109.7      100.5
                                               ---------   ---------  ---------
                                               $ 1,896.0   $ 1,326.2  $ 1,229.0
                                               =========   =========  =========

Deliveries (Bcf)
   Sales
     Residential                                  219.0       209.0      192.4
     Commercial                                    38.4        39.8       44.3
     Industrial                                     6.2         6.1        7.1
                                               ---------   ---------  ---------
                                                  263.6       254.9      243.8
                                               ---------   ---------  ---------
   Transportation
     Residential                                    4.4          .9          -
     Commercial                                    94.0        82.1       67.5
     Industrial                                   163.9       170.2      175.7
                                               ---------   ---------  ---------
                                                  262.3       253.2      243.2
                                               ---------   ---------  ---------
                                                  525.9       508.1      487.0
                                               =========   =========  =========

Year-end customers (thousands)
   Sales
     Residential                                1,746.3     1,753.0    1,737.6
     Commercial                                    98.9       108.9      127.9
     Industrial                                     6.6         7.4        9.1
                                               ---------   ---------  ---------
                                                1,851.8     1,869.3    1,874.6
                                               ---------   ---------  ---------
   Transportation
     Residential                                   52.8        16.2          -
     Commercial                                    68.7        57.2       35.9
     Industrial                                     7.4         6.6        5.0
                                               ---------   ---------  ---------
                                                  128.9        80.0       40.9
                                               ---------   ---------  ---------
                                                1,980.7     1,949.3    1,915.5
                                               =========   =========  =========

Other statistics
   Degree days (normal 6,116)                     5,717       5,272      4,834
   Colder (warmer) than normal                       (7)%       (14)%      (21)%
   Average gas cost per Mcf sold                 $ 4.80      $ 2.93     $ 2.76






Nicor Inc.                                                             Page 17

Item 7.  Management's  Discussion  and Analysis of
         Financial Condition and Results of  Operations (continued)


Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping has a reputation for providing quality, on-time delivery service -- a reputation that has helped the company establish a dominant position in many of the markets it serves. The company is the top carrier of U.S. exports from the East Coast to the Caribbean.

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

Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States and the Caribbean. Economic development is expected to be supported by the 1999 Caribbean Basin Trade Partnership Act, which is intended to give Caribbean markets parity with those markets operating under the North American Free Trade Agreement (NAFTA) in terms of manufacturing and trade incentives.

The Caribbean marketplace is very competitive with global carriers recently establishing a presence in several markets that Tropical Shipping serves. Additionally, the Ocean Shipping Reform Act, which allows confidential contracts between shipping companies and their customers, created the potential for further price competition when it went into effect during 1999. Tropical Shipping is continuing to meet these challenges by focusing on superior customer service, controlling costs, and maximizing the efficiency and utilization of its vessel fleet and shore assets. In 1999, Tropical Shipping ordered the construction of two vessels to replace chartered capacity and to support growth. The vessels are expected to be delivered in late 2001 and early 2002. The company also replaced its Miami warehouse during 2000 with a larger and more flexible facility.

Shipping Statistics
                                               2000       1999       1998
                                             ---------- ---------- ----------
TEUs shipped (thousands)
    Southbound                                  136.6      126.5      119.4
    Northbound                                   17.9       17.6       16.1
    Interisland                                   6.9        8.3        8.7
                                             ---------- ---------- ----------
                                                161.4      152.4      144.2
                                             ========== ========== ==========

Other statistics
    Revenue per TEU                          $  1,523   $  1,508   $  1,526
    Ports served                                   22         23         23
    Vessels operated                               16         17         17

Nicor Inc.                                                             Page 18

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Other energy ventures. Nicor is involved in several unregulated energy ventures that leverage the company's reputation, location, assets and expertise into new income-producing opportunities. These ventures include Nicor Energy, Nicor Enerchange, Nicor Services, Horizon Pipeline and other energy-related opportunities.

Nicor Energy. Nicor Energy is a 50/50 joint venture with Dynegy Inc. that was formed in 1997 to offer natural gas, electricity and related energy services primarily to retail customers in the Midwest region. Unlike Nicor Gas, Nicor Energy may profit from the sale of natural gas as a commodity. The company currently serves close to 100,000 natural gas customers and approximately 3,000 electric customers, primarily in Illinois. The company is also expanding its presence in other midwestern states as deregulation progresses.

After four years of operations, Nicor Energy was modestly profitable in generating pretax nonoperating income for Nicor of $1.4 million in 2000 compared with a loss of $.4 million in 1999. Factors expected to contribute to its future success are an increased customer base resulting in economies of scale, the quality and experience of its management team, an efficient back-room operation and relatively low customer-acquisition costs.

Nicor Enerchange. Nicor Enerchange is an unregulated natural gas marketing company formed in 1998 to engage in wholesale marketing and trading of natural gas supply services in the Midwest. Nicor Enerchange also administers the Chicago Hub for a fee. The company focuses on niche opportunities that allow it to leverage its unique knowledge of natural gas movement in and around the Midwest. Nicor Enerchange contributed $3 million of operating income in 2000, compared with $2 million in 1999.

Nicor Services. Nicor Services offers maintenance and repair contracts on inside gas piping and on residential and business space heating, water heating and air conditioning equipment. Nicor Services contributed $1 million in operating income in 2000, compared with $50,000 in 1999.

Horizon Pipeline. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. Excellent progress was made in 2000 to obtain approval to construct and operate a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project has received Federal Regulatory Energy Commission (FERC) support. Final certification is awaiting an environmental review and is expected to be received in the spring of 2001. The pipeline capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. Assuming timely FERC approval, construction on the $80 million pipeline should begin in the summer of 2001 with completion expected in 2002.

Other. Nicor has a number of other energy-related businesses engaged in activities such as pipeline design and construction, corrosion protection services and energy system design and construction. Nicor also is participating in the development of the market for natural gas vehicles. Combined, these services and activities contributed $2.5 million of operating income to Nicor in 2000 compared with a loss of $.7 million in 1999.



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

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation allowing the recovery of all natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not directly expose the company to commodity price risk because actual gas costs are compared to a market-sensitive benchmark as opposed to a fixed benchmark.

Nicor's unregulated energy businesses are subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk. Open positions are restricted by policy to an immaterial amount. To manage credit risk inherent in the company's commodity price risk management programs, the company contracts with creditworthy counterparties and limits its exposure to any one counterparty.

Interest rate risk. Nicor is also exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Consolidated Statements of Capitalization on page 26, the Fair Value of Financial Instruments footnote on page 29 and the Short- and Long-Term Debt footnote on page 31.

Discontinued operations. The company maintains a reserve for estimated costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as remaining medical benefit, tax and other contingencies are resolved.

New accounting pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Nicor adopted this statement, as amended, on January 1, 2001. The initial application of the statement had no impact on the company's results of operations and no material impact on its financial condition. For further information, see Derivative Instruments beginning on page 28.

Mercury program. Future operating results may be impacted by adjustments to estimated mercury program costs or recoveries, and any such adjustments could be material. Additional information about this program is presented under the heading Mercury Program beginning on page 37, which is incorporated herein by reference. One of the lawsuits referred to therein involves five previous class actions that have been consolidated before a single judge. On March 7, 2001, the Circuit Court of Cook County entered an order dismissing the pending consolidated class action complaint without prejudice and allowing plaintiffs to file an amended consolidated class action complaint.


Nicor Inc.                                                             Page 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Other beginning on page 38, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk beginning on page 19, which is incorporated herein by reference.

Nicor Inc.                                                             Page 21

Item 8.     Financial Statements and Supplementary Data


                                                                           Page

Report of Independent Public Accountants................................... 22

Financial Statements:

   Consolidated Statements of Operations................................... 23

   Consolidated Statements of Cash Flows................................... 24

   Consolidated Balance Sheets............................................. 25

   Consolidated Statements of Capitalization............................... 26

   Consolidated Statements of Common Equity................................ 27

   Notes to the Consolidated Financial Statements.......................... 28

Nicor Inc.                                                             Page 22

Report of Independent Public Accountants


To the Shareholders and Board of Directors of Nicor Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. (an Illinois corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of operations, common equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Inc. and subsidiary companies as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 41 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Chicago, Illinois
January 22, 2001


Nicor Inc.                                                             Page 23


Consolidated Statements of Operations
(millions, except per share data)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------

Operating revenues                             $ 2,298.1   $ 1,615.2  $ 1,465.1
                                               ---------   ---------  ---------

Operating expenses
   Cost of gas                                   1,403.8       802.3      682.7
   Operating and maintenance                       386.9       356.0      338.0
   Depreciation                                    144.3       140.3      136.5
   Taxes, other than income taxes                  121.0       104.6       99.3
   Other                                           148.0           -          -
                                               ---------   ---------  ---------
                                                 2,204.0     1,403.2    1,256.5
                                               ---------   ---------  ---------

Operating income                                    94.1       212.0      208.6

Other income (expense), net                         15.6        23.2       15.5
                                               ---------   ---------  ---------

Income before interest on debt and income taxes    109.7       235.2      224.1

Interest expense, net of amounts capitalized        48.6        45.1       46.6
                                               ---------   ---------  ---------

Income before income taxes                          61.1       190.1      177.5

Income taxes                                        14.4        65.7       61.1
                                               ---------   ---------  ---------

Net income                                          46.7       124.4      116.4

Dividends on preferred stock                          .3          .3         .3
                                               ---------   ---------  ---------

Earnings applicable to common stock               $ 46.4     $ 124.1    $ 116.1
                                               =========   =========  =========

Average shares of common stock outstanding
   Basic                                            46.2        47.3       47.9
   Diluted                                          46.3        47.4       48.1

Earnings per average share of common stock
   Basic                                          $ 1.01      $ 2.63     $ 2.43
   Diluted                                          1.00        2.62       2.42


The accompanying notes are an integral part of these statements.










Nicor Inc.                                                             Page 24


Consolidated Statements of Cash Flows
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------
Operating activities
   Net income                                    $ 46.7     $ 124.4    $ 116.4
   Adjustments to reconcile
     net income to net cash flow provided
     from operating activities:
       Depreciation                               144.3       140.3      136.5
       Deferred income tax expense (benefit)      (15.6)       14.4       18.6
       Changes in assets and liabilities:
         Receivables, less allowances            (300.2)      (95.8)      90.6
         Gas in storage                             (.8)       74.5       22.3
         Deferred/accrued gas costs               (33.3)      (45.8)       4.8
         Accounts payable                         324.2        12.1       28.4
         Postretirement benefits                  (26.6)      (16.5)     (19.2)
         Accrued mercury-related costs             78.0           -          -
         Other                                     13.5        (1.9)     (30.0)
                                               ---------   ---------  ---------
   Net cash flow provided from
      operating activities                        230.2       205.7      368.4
                                               ---------   ---------  ---------

Investing activities
   Capital expenditures                          (158.4)     (154.0)    (136.2)
   Short-term investments                         (13.3)       26.1      (35.6)
   Other                                            5.4        (7.4)     (19.9)
                                               ---------   ---------  ---------
   Net cash flow used for
      investing activities                       (166.3)     (135.3)    (191.7)
                                               ---------   ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt        49.9       101.5      107.3
   Disbursements to retire long-term debt         (72.5)     (156.9)    (129.9)
   Short-term borrowings (repayments), net         97.8       109.7      (44.4)
   Dividends paid                                 (75.9)      (73.2)     (70.3)
   Disbursements to reacquire stock               (51.9)      (23.1)     (33.4)
   Other                                            2.0         1.1        1.8
                                               ---------   ---------  ---------
   Net cash flow used for financing activities    (50.6)      (40.9)    (168.9)
                                               ---------   ---------  ---------

Net increase in cash and cash equivalents          13.3        29.5        7.8

Cash and cash equivalents, beginning of year       42.5        13.0        5.2
                                               ---------   ---------  ---------

Cash and cash equivalents, end of year           $ 55.8      $ 42.5     $ 13.0
                                               =========   =========  =========

Supplemental information
   Income taxes paid, net of refunds             $ 30.6      $ 46.2     $ 42.9
   Interest paid, net of amounts capitalized       50.6        45.5       49.1


The accompanying notes are an integral part of these statements.


Nicor Inc.                                                             Page 25


Consolidated Balance Sheets
(millions)

                                                             December 31
                                                       ------------------------
                                                          2000         1999
                                                       -----------   ----------
                        Assets

Current assets
   Cash and cash equivalents                               $ 55.8       $ 42.5
   Short-term investments, at
     cost which approximates market                          43.0         29.7
   Receivables, less allowances of
     $14.5 and $7.1, respectively                           660.0        359.8
   Gas in storage                                            31.8         31.0
   Deferred gas costs                                        49.2         15.9
   Deferred income taxes                                     57.6         10.1
   Other                                                     17.2         19.0
                                                       -----------   ----------
                                                            914.6        508.0
                                                       -----------   ----------

Property, plant and equipment, at cost
   Gas distribution                                       3,292.8      3,200.3
   Shipping                                                 281.8        280.8
   Other                                                      2.0          2.0
                                                       -----------   ----------
                                                          3,576.6      3,483.1
   Less accumulated depreciation                          1,847.0      1,747.9
                                                       -----------   ----------
                                                          1,729.6      1,735.2
                                                       -----------   ----------

Other assets                                                241.2        208.6
                                                       -----------   ----------

                                                        $ 2,885.4    $ 2,451.8
                                                       ===========   ==========

            Liabilities and Capitalization

Current liabilities
   Long-term obligations due within one year              $ 125.0       $ 74.2
   Short-term borrowings                                    442.0        344.2
   Accounts payable                                         606.6        282.4
   Accrued mercury-related costs                             78.0            -
   Other                                                     59.9         44.9
                                                       -----------   ----------
                                                          1,311.5        745.7
                                                       -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                                    296.6        266.6
   Regulatory income tax liability                           70.4         74.8
   Unamortized investment tax credits                        41.1         42.7
   Other                                                    104.6         91.9
                                                       -----------   ----------
                                                            512.7        476.0
                                                       -----------   ----------

Capitalization
   Long-term debt                                           347.1        436.1
   Preferred stock                                            6.3          6.3
   Common equity                                            707.8        787.7
                                                       -----------   ----------
                                                          1,061.2      1,230.1
                                                       -----------   ----------

                                                        $ 2,885.4    $ 2,451.8
                                                       ===========   ==========


The accompanying notes are an integral part of these statements.



Nicor Inc.                                                            Page 26


Consolidated Statements of Capitalization
(millions, except share data)


                                                       December 31
                                          -------------------------------------
                                                 2000               1999
                                          ------------------  -----------------

First Mortgage Bonds
   Maturity  Interest rate
   --------  ---------
     2001     6.45 %                        $ 75.0             $ 75.0
     2002     6.75                            50.0               50.0
     2003     5.75                            50.0               50.0
     2009     5.37                            50.0               50.0
     2021     8.875                           50.0               50.0
     2025     7.26                            50.0               50.0
     2027     7.375                           50.0               50.0
     2028     6.58                            50.0               50.0
                                          ---------           --------
                                             425.0              425.0
Less:  Amount due within one year             75.0                  -
       Unamortized debt discount,
          net of premium                       2.9                3.3
                                          ---------           --------
                                             347.1   32.7 %     421.7   34.3 %
                                          ---------           --------

Other long-term debt
   Notes payable due 2001,
     at variable interest rate                50.0                  -
   Notes payable due 2000, 5.065%                -               50.0
   Notes payable due 2000, 6.83%                 -               22.5
   Other                                         -               16.1
                                          ---------           --------
                                              50.0               88.6
   Less:  Amount due within one year          50.0               74.2
                                          ---------           --------
                                                 -      -        14.4    1.2
                                          ---------           --------

Preferred and preference stock
   Cumulative, $50 par value, 1,600,000
     preferred shares authorized; and
     cumulative, without par value,
     20,000,000 preference shares
     authorized
       Redeemable preferred stock, 4.48%
         and 5.00% series, 125,223 shares
         outstanding                           6.3     .6         6.3     .5
                                          ---------           --------

Common equity
   Common stock, $2.50 par value,
     160,000,000 shares authorized
     (4,767,796 and 4,822,428 shares
     reserved for conversion and other
     purposes, and 45,491,458 and
     46,890,301 outstanding, respectively)   113.7              117.2

   Retained earnings                         594.1              670.5
                                          ---------           --------
                                             707.8   66.7       787.7   64.0
                                          ---------  ----     --------  ----
                                          $1,061.2  100.0 %  $1,230.1  100.0%
                                          ========= ======   ========= ======


The accompanying notes are an integral part of these statements.


Nicor Inc.                                                             Page 27


Consolidated Statements of Common Equity
(millions, except per share data)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------
Common stock
   Balance at beginning of year                 $ 117.2     $ 118.8    $ 120.5
   Issued and converted stock                        .2          .1         .3
   Reacquired and cancelled stock                  (3.7)       (1.7)      (2.0)
                                               ---------   ---------  ---------
   Balance at end of year                         113.7       117.2      118.8
                                               ---------   ---------  ---------

Paid-in capital
   Balance at beginning of year                       -           -          -
   Issued and converted stock                       1.8         1.2        3.0
   Reacquired and cancelled stock                  (1.8)       (1.2)      (3.0)
                                               ---------   ---------  ---------
   Balance at end of year                             -           -          -
                                               ---------   ---------  ---------

Retained earnings
   Balance at beginning of year                   670.5       640.2      623.5
   Net income                                      46.7       124.4      116.4
   Dividends on common stock ($1.66, $1.56
     and $1.48 per share, respectively)           (76.4)      (73.6)     (70.6)
   Dividends on preferred stock                     (.3)        (.3)       (.3)
   Reacquired and cancelled stock                 (46.4)      (20.2)     (28.8)
                                               ---------   ---------  ---------
   Balance at end of year                         594.1       670.5      640.2
                                               ---------   ---------  ---------
                                                $ 707.8     $ 787.7    $ 759.0
                                               =========   =========  =========


The accompanying notes are an integral part of these statements.

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

Regulation. Nicor Gas is regulated by the Illinois Commerce Commission (ICC) which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory assets of about $4 million at December 31, 2000 and net regulatory liabilities of about $40 million at December 31, 1999.

Operating revenues and gas costs. Gas distribution revenues are recorded when gas is delivered to customers. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. In the gas distribution segment, the cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Purchased Gas Adjustment (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port.

Depreciation.  Property,  plant and equipment  are  depreciated  over  estimated
useful  lives  on  a  straight-line   basis.  The  gas  distribution   composite
depreciation rate is 4.1 percent.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes prior deferred tax credits and excess deferred taxes to income over the lives of the applicable properties.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. Nicor's major subsidiaries have diversified customer bases and prudent credit policies which mitigate risk.

DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Nicor adopted the statement, as amended, on January 1, 2001. The initial application of the statement had no impact on the company's results of operations and no material impact on its financial condition.



Nicor Inc.                                                             Page 29

Notes to the Consolidated Financial Statements (continued)

At Nicor Gas, derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's PGA. As such, beginning in 2001, changes in the fair value of these derivative instruments are being deferred or accrued as a regulatory asset or liability until realized.

Nicor Gas also holds weather derivative instruments to limit the earnings impact of weather fluctuations. For 2001, these instruments hedge the earnings impact related to weather warmer than 5,700 degree days or colder than 6,100 degree days. These weather derivative instruments are recorded using the intrinsic value method.

Derivative instruments and other energy-related contracts are used by Nicor's wholesale natural gas marketing business to hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements. The company records energy-related contracts and physical inventory at fair market value.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. At December 31, 2000, Nicor held treasury lock agreements that hedge the risk-free interest rate of an anticipated debt issuance of $75 million in August 2001. Beginning in 2001, the change in the fair market value of the treasury lock agreements will be reported as a component of other comprehensive income. Upon settlement of the treasury lock agreements and issuance of the debt, accumulated other comprehensive income will be amortized to interest expense over the life of the debt instrument.

GAS IN STORAGE

The gas distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) basis. Based on the average cost of gas purchased in December 2000 and 1999, the estimated replacement cost of inventory at December 31, 2000 and 1999 exceeded the LIFO cost by $491.7 million and $172.4 million, respectively.

Nicor's wholesale gas marketing business carries its inventory at market value. At December 31, 2000 and 1999, the market value of the inventory was $12.5 million and $8.9 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.





Nicor Inc.                                                             Page 30

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense (benefit) are presented below:

(millions)                                   2000        1999       1998
                                            --------   --------   --------
Current
    Federal                                 $  29.3    $  44.3    $  36.4
    State                                       1.9        8.2        7.9
                                            --------   --------   --------
                                               31.2       52.5       44.3
                                            --------   --------   --------
Deferred
    Federal                                   (12.2)      13.9       16.6
    State                                      (3.4)        .5        2.0
                                             --------  --------   --------
                                              (15.6)      14.4       18.6
                                             --------  --------   --------

Amortization of investment tax credits, net    (1.5)      (1.5)      (2.1)
Foreign taxes                                    .3         .3         .3
                                             --------  --------   --------

Income tax expense, net                     $  14.4    $  65.7    $  61.1
                                            ========   ========   ========

The temporary differences which gave rise to the net deferred tax liability at December 31, 2000 and 1999, are as follows:

(millions)                                             2000       1999
                                                      --------  --------
Deferred tax liabilities
    Property, plant and equipment                     $ 217.5    $ 222.9
    Investment in foreign subsidiaries                   48.5       43.8
    Investment in partnerships                           39.3       24.5
    Employee benefits                                    18.7       10.2
    Other                                                23.6       19.6
                                                      --------   --------
                                                        347.6      321.0
                                                      --------   --------
Deferred tax assets
    Unamortized investment tax credits                   26.6       27.8
    Regulatory income tax liability                      17.4       18.6
    Accrued mercury-related costs                        30.9          -
    Other                                                33.7       18.1
                                                      --------   --------
                                                        108.6       64.5
                                                      --------   --------
Net deferred tax liability                            $ 239.0    $ 256.5
                                                      ========   ========

The effective combined federal and state income tax rate was 23.6 percent, 34.6 percent and 34.4 percent in 2000, 1999 and 1998, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                                   2000       1999       1998
                                           --------   --------   --------
Federal income taxes using statutory rate  $  21.4    $  66.5    $  62.1
State income taxes, net                        (.3)       6.3        6.7
Tax credits                                   (4.3)      (3.8)      (2.9)
Excess deferred tax adjustment                (2.4)      (2.1)      (1.8)
Other, net                                       -       (1.2)      (3.0)
                                           --------   --------   --------
Income tax expense, net                    $  14.4    $  65.7    $  61.1
                                           =========  ========   ========



Nicor Inc.                                                             Page 31

Notes to the Consolidated Financial Statements (continued)

SHORT- AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $532.5 million at December 31, 2000. Commitment fees of up to .08 percent per annum were paid on these lines. All lines of credit have variable interest rate options tied to short-term markets.

The company had $442 million and $342.5 million of commercial paper outstanding with a weighted average interest rate of 6.5 percent and 5.9 percent at December 31, 2000 and 1999, respectively.

Bank cash balances averaged about $4 million during 2000, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Interest on debt was net of amounts capitalized of $1.1 million, $.4 million and $.5 million in 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as an employee stock purchase plan. The company does not recognize compensation expense for these plans. If compensation expense for these plans had been recognized based on the fair value of awards at the grant dates, the impact on the company's net income and earnings per share would not have been material.

Long-term  incentive  compensation plan. The company may grant options for up to
3.5 million shares and has granted options on 1.9 million shares through December 31, 2000. The stock option exercise price equals the stock's market price on the date of grant. Options vest after one year, generally become exercisable after three years and expire after ten years.



Nicor Inc.                                                             Page 32

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:

                                                                        Weighted
                                                       Number    average
                                                         of      exercise
                                                       shares      price
                                                     ---------- -----------

Options outstanding at:
December 31, 1997                                      672,900   $ 27.70
  Granted                                              113,500     40.56
  Exercised                                           (158,100)    26.05
  Cancelled                                             (4,500)    40.63
                                                     ----------
December 31, 1998                                      623,800     30.37
  Granted                                              149,000     38.06
  Exercised                                             (3,500)    28.25
  Cancelled                                             (7,500)    38.06
                                                     ----------
December 31, 1999                                      761,800     31.81
  Granted                                              251,500     32.37
  Exercised                                            (33,200)    27.44
  Cancelled                                            (78,000)    32.13
                                                     ----------
December 31, 2000                                      902,100     32.10
                                                     ----------

Options exercisable at:
December 31, 1998                                      264,500   $ 26.25
December 31, 1999                                      383,900     26.87
December 31, 2000                                      434,100     28.38

Stock options outstanding at December 31, 2000, had exercise prices ranging from $19.63 to $40.69 and a weighted average remaining contractual life of seven years.

The weighted average fair value of options granted in 2000 and 1999 is $3.25 and $3.52, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000 and 1999, respectively: dividend yield of
5.7 percent and 4.6 percent; volatility of 16.8 percent and 14.7 percent; risk-free interest rate of 6.4 percent and 5.2 percent; and expected periods outstanding of three years for both years.

There were no shares of restricted stock or alternate stock rights outstanding at December 31, 2000.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 887,000 shares through December 31, 2000. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price. The company sold about 28,900 shares and 28,400 shares to employees in 2000 and 1999, respectively. The weighted average market value of shares sold in 2000 and 1999 was $33.01 and $36.71, respectively.

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998 and provides health care and life insurance benefits to eligible retired employees. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans'


Nicor Inc.                                                             Page 33

Notes to the Consolidated Financial Statements (continued)

benefit obligations and assets, and reconciles the funded status to the prepaid (accrued) benefit cost recorded in the financial statements at December 31:

                                Pension benefits         Other benefits
                               ---------------------  ---------------------
(millions)                       2000       1999        2000       1999
                               ---------- ----------  ---------- ----------
Change in benefit obligation
Benefit obligation at
  beginning of period          $  214.8   $  242.3    $  116.1   $  118.3
Service cost                        5.4        6.4         1.2        1.3
Interest cost                      15.3       15.7         8.4        7.7
Actuarial loss (gain)               7.3      (25.8)       (5.3)      (1.0)
Participant contributions             -          -          .7         .6
Plan amendments                     4.2          -           -          -
Benefits paid                     (29.7)     (23.8)       (8.5)     (10.8)
                               ---------- ----------  ---------- ----------
Benefit obligation at end of
  period                          217.3      214.8       112.6      116.1
                               ---------- ----------  ---------- ----------

Change in plan assets
Fair value of plan assets at
beginning of period               445.3      401.7        19.4       16.6
Actual return on plan assets       72.1       67.1         3.2        2.8
Employer contributions              1.5         .3         7.8       10.2
Participant contributions             -          -          .7         .6
Benefits paid                     (29.7)     (23.8)       (8.5)     (10.8)
                               ---------- ----------  ---------- ----------
Fair value of plan assets at
  end of period                   489.2      445.3        22.6       19.4
                               ---------- ----------  ---------- ----------

Funded status                     271.9      230.5       (90.0)     (96.7)
Unrecognized net actuarial
  (gain) loss                    (134.1)    (114.4)       (4.7)       1.3
Unrecognized transition
  (asset) obligation               (4.8)      (8.6)       37.1       40.2
Unrecognized prior service cost     6.8        3.0           -          -
Other                                .1         .1         1.2        1.5
                               ---------- ----------  ---------- ----------
Prepaid (accrued) benefit cost $  139.9   $  110.6    $  (56.4)  $  (53.7)
                               ========== ==========  ========== ==========

Net periodic benefit cost (credit) included the following components:

                               Pension benefits            Other benefits
                           ------------------------    ------------------------
(millions)                   2000    1999     1998       2000    1999    1998
                           -------  ------- -------    ------- ------- --------
Service cost                $ 5.4   $  6.4   $  6.7     $ 1.2   $  1.3   $ 1.3
Interest cost                15.3     15.7     16.0       8.4      7.7     8.3
Expected return on plan
  assets                    (39.2)   (35.3)   (35.1)     (1.8)    (1.6)   (1.4)
Recognized net actuarial
  gain                       (5.8)    (1.8)    (4.7)        -        -       -
Amortization of
  unrecognized transition
  (asset) obligation         (3.8)    (3.8)    (3.8)      3.1      3.1     3.1
Amortization of prior
  service cost                 .4       .3       .4         -        -       -
                           -------  -------  -------   -------  -------  ------
Net periodic benefit cost
  (credit)                 $(27.7)  $(18.5) $ (20.5)   $ 10.9   $ 10.5   $11.3
                           =======  =======  =======   =======  =======  ======

Assumptions used in the computations included the following:

                                 Pension benefits         Other benefits
                              -----------------------  ----------------------
                                 2000        1999         2000       1999
                              ----------- -----------  ----------- ----------
Discount rate                     7.75%       7.50%       7.75%       7.50%
Expected return on plan assets    9.25        9.00        9.25        9.00
Rate of compensation increase     4.00        4.00        4.00        4.00

Nicor Inc.                                                             Page 34

Notes to the Consolidated Financial Statements (continued)

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 6.5 percent for 2001, declining to 5 percent by 2004 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                          One-percent
                                                      -------------------
(millions)                                            Increase   Decrease
                                                      --------   --------
Effect on total of service and interest cost
  components                                          $   1.1     $  (.9)
Effect on benefit obligation                             11.3       (9.5)

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $4.0 million, $3.8 million and $3.4 million in 2000, 1999 and 1998, respectively.

DISCONTINUED OPERATIONS

The company maintains a reserve for the remaining costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as the remaining medical benefit, legal, tax and other contingencies are resolved.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor's principal business, serves nearly 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida and the Caribbean. Other energy ventures include businesses that participate in the following activities: retail energy marketing; wholesale natural gas marketing; pipeline design and construction; corrosion protection services; energy system design and construction; residential energy-related products and services and natural gas vehicle market development.

Tropical Shipping's vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned, and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is generally based on direct and indirect costs incurred unless a market price is available. Financial data by business segment is presented on the following page:



Nicor Inc.                                                             Page 35

Notes to the Consolidated Financial Statements (continued)

                                               Other     Corporate
                           Gas                 energy       and        Consol-
                      distribution  Shipping  ventures  eliminations   idated

(millions)
Operating revenues
   2000                  $ 1,896.0   $ 248.3    $ 169.9     $ (16.1)  $ 2,298.1
   1999                    1,326.2     229.9       61.0        (1.9)    1,615.2
   1998                    1,229.0     224.5       11.6           -     1,465.1

Operating income (loss)
   2000                  $    64.9   $  25.7    $   6.5     $  (3.0)  $    94.1
   1999                      191.7      22.5        1.3        (3.5)      212.0
   1998                      185.5      27.6       (1.9)       (2.6)      208.6

Equity investment income
 (loss)
   2000                  $     (.3)  $     -    $   1.5     $   2.0   $     3.2
   1999                          -         -        (.3)         .8          .5
   1998                        (.2)        -       (2.6)         .1        (2.7)

Interest expense, net of
  amounts capitalized
   2000                  $    43.9   $    .8    $    .6     $   3.3   $    48.6
   1999                       40.4       1.3         .2         3.2        45.1
   1998                       43.4       1.3         .2         1.7        46.6

Income taxes
   2000                  $     6.8   $  10.2    $   3.1     $  (5.7)  $    14.4
   1999                       55.9       8.3        2.6        (1.1)       65.7
   1998                       55.3      10.2        (.9)       (3.5)       61.1

Property, plant and
 equipment, net
   2000                  $ 1,600.8   $ 127.8    $   1.0     $     -   $ 1,729.6
   1999                    1,610.7     123.2        1.3           -     1,735.2
   1998                    1,617.8     113.3         .7           -     1,731.8

Capital expenditures
   2000                  $   124.6    $ 33.8    $     -     $     -   $   158.4
   1999                      127.4      26.0         .6           -       154.0
   1998                      112.6      23.3         .3           -       136.2

Depreciation
   2000                  $   128.1    $ 15.9    $    .3     $     -   $   144.3
   1999                      123.9      16.1         .3           -       140.3
   1998                      120.8      15.4         .3           -       136.5

See Gas Distribution Statistics on page 16 for disclosure of sales and transportation revenues in the gas distribution segment. The operating revenues of other energy ventures include $14.9 million of revenues from the sale of natural gas to Nicor Gas.




Nicor Inc.                                                             Page 36

Notes to the  Consolidated  Financial  Statements
(continued)

COMMON STOCK

Shareholder rights plan. Under a shareholder rights plan, shareholders are assigned one right for each share of Nicor common stock held. The rights will be exercisable only if a person acquires, or announces a tender offer that would result in, ownership of 10 percent or more of Nicor's common stock. If a person acquires beneficial ownership of 10 percent or more of Nicor's common stock, all holders of rights other than the acquiring person will be entitled to purchase Nicor common stock at a 50 percent discount from the market price. Nicor may redeem the rights at $.01 per right at any time before someone becomes a 10 percent beneficial owner. The rights expire on September 30, 2007.

Changes in common shares. Changes in common shares outstanding are summarized below:

(millions)                                   2000       1999        1998
                                           ---------- ---------  ----------
Beginning of year                              46.9      47.5       48.2
Issued and converted                             .1         -         .1
Reacquired and cancelled                       (1.5)      (.6)       (.8)
                                           ---------- ---------  ----------
End of year                                    45.5      46.9       47.5
                                           ========== =========  ==========

Through common stock repurchase programs, Nicor has purchased and retired 1.4 million, .6 million and .7 million shares in 2000, 1999 and 1998, respectively.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. Nicor recorded $12.2 million of PBR plan results as operating revenue in 2000. After 2001, the plan will be subject to ICC review.

Customer choice of commodity supplier. All industrial and commercial customers and about 14 percent of residential customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without a markup under the PGA. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies. The company's August 2000 filing with the ICC to permanently expand the Customer Select(R) program to include all of its residential customers is currently in the public hearing process, which may take up to 11 months.

GUARANTEES

Nicor has a 50 percent interest in Nicor Energy, a joint venture that offers natural gas, electricity and related retail services to customers primarily in Illinois. Nicor guarantees up to $15 million of the joint venture's borrowings under a line of credit. At December 31, 2000, Nicor had guaranteed $11.3 million of Nicor Energy's debt. Management believes that the likelihood of a payment pursuant to such guarantee is remote.



Nicor Inc.                                                             Page 37

Notes to the Consolidated Financial Statements (continued)

COMMITMENTS

In 1999, Tropical Shipping committed about $40 million for the construction of two vessels. Through December 31, 2000 the company made construction payments of $9.3 million. Remaining payments are scheduled as construction progresses through early 2002.

CONTINGENCIES

Mercury program. Nicor Gas has incurred, and expects to continue to incur, significant costs related to its historical use of mercury in various kinds of company equipment.

Prior to 1961, gas regulators containing small quantities of mercury were installed in homes. These gas regulators reduce the pressure of natural gas flow from the service line to the inside of the home. During the third quarter of 2000, the company learned that in certain instances some mercury was spilled or left in residences.

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action has entered two agreed preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. It is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order requires the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities.

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers and commercial/industrial sites, and cleaning is underway at company facilities. Potentially affected homes are being inspected using mercury vapor analyzers. By December 31, 2000, Nicor Gas had called on every such home, although it has been unable to gain access to some homes. Approximately 1,100 homes have been found to have traces of mercury requiring cleanup.

As of December 31, 2000, Nicor Gas accrued $78 million as a current liability for estimated obligations related to the previously described work and for legal defense costs. Including amounts already incurred, $148 million was charged to the company's income statement as other operating expense in the third quarter of 2000. The accrual represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.


Nicor Inc.                                                             Page 38

Notes to the  Consolidated  Financial  Statements
(continued)

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. At this early stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, has notified its insurers, and will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. At this early stage, it is not possible to estimate the likelihood that costs will be recovered from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

Current environmental laws may require the cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified more than 40 properties for which it may, in whole or in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois EPA, which oversees the company's investigations and remedial actions. More detailed investigations and remedial activities have either been completed, are in progress or are being planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In February 2000, the court dismissed the company's case on summary judgment motions by certain defendants. The company filed


Nicor Inc.                                                             Page 39

Notes to the Consolidated Financial Statements (concluded)

an appeal in March 2000. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

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

                                              Quarter ended
                                -------------------------------------------
(millions, except per share
data)                            Mar. 31    June 30   Sept. 30    Dec. 31
                                ---------- ---------- ---------- ----------

2000
    Operating revenues          $  659.3   $  348.4   $  301.0   $  989.4
    Operating income (loss)         70.2       55.4     (101.0)      69.5
    Net income (loss)               38.8       30.6      (62.7)      39.9
    Earnings (loss) per common
      share
        Basic                        .83        .66      (1.37)       .87
        Diluted                      .83        .66      (1.37)       .87

1999
    Operating revenues          $  576.4   $  271.8   $  227.3   $  539.7
    Operating income                65.4       44.5       38.1       64.0
    Net income                      39.0       26.5       19.8       39.1
    Earnings per common share
        Basic                        .82        .56        .42        .83
        Diluted                      .82        .56        .42        .83



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



Nicor Inc.                                                             Page 40

PART III

Items 10. and 11. Directors and Executive Officers of the Registrant and Executive Compensation

Information on directors, Section 16(a) Beneficial Ownership Reporting Compliance and executive compensation is contained on pages 2 through 7, 9 and 14 through 18 of the Definitive Proxy Statement, dated March 8, 2001, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on page 6 in Part I of this document.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information about shares beneficially owned by directors and executive officers is contained on pages 7 through 9 of the Definitive Proxy Statement, dated March 8, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained on page 19 of the Definitive Proxy Statement, dated March 8, 2001, and is incorporated herein by reference.


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

     3)  Exhibits Filed:

         See Exhibit Index beginning on page 43 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 2000.





Nicor Inc.                                                          Page 41


Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                              Additions
                                      ----------------------
                         Balance at   Charged to  Charged to                Balance
                         beginning    costs and    other                    at end
  Description            of period     expenses    accounts    Deductions   of period
----------------------   ----------   ----------   ---------   ----------   ----------

2000
-----

Allowance
  for uncollectible
  accounts  receivable       $ 7.1       $ 17.5        $ -      $ 10.1 (a)     $ 14.5
Reserve for estimated
  future costs related
  to discontinued
  businesses (b)               6.4            -          -          .6 (c)        5.8


1999
-----

Allowance
  for uncollectible
  accounts  receivable        $ 6.3      $ 12.5        $ -      $ 11.7 (a)      $ 7.1
Reserve for estimated
  future costs related
  to discontinued
  businesses (b)                6.3           -         .1 (c)       -            6.4


1998
-----

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

                                           Nicor Inc.

Date       March 12, 2001                  By   KATHLEEN L. HALLORAN
                                                Kathleen L. Halloran
                                                Executive Vice President Finance
                                                and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2001.

             Signature                                    Title
-------------------------------------      ------------------------------------

          THOMAS L. FISHER
-------------------------------------
          Thomas L. Fisher                 Chairman, President and
   (Principal Executive Officer)           Chief Executive Officer

        KATHLEEN L. HALLORAN
-------------------------------------
        Kathleen L. Halloran               Executive Vice President Finance
(Principal Financial and Accounting        and Administration
              Officer)




ROBERT M. BEAVERS, JR.*                    Director

BRUCE P. BICKNER*                          Director

JOHN H. BIRDSALL, III*                     Director

THOMAS A. DONAHOE*                         Director

JOHN E. JONES*                             Director

DENNIS J. KELLER*                          Director

WILLIAM A. OSBORN*                         Director

SIDNEY R. PETERSEN*                        Director

JOHN RAU*                                  Director

PATRICIA A. WIER*                          Director

                                         * By       JEFFREY L. METZ     .
                                                    Jeffrey L. Metz
                                                    (Attorney-in-fact)


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

Nicor Inc.                                                             Page 44

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

Nicor Inc.                                                             Page 45

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

4.18 * Supplemental Indenture, dated February 1, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Nicor Gas, Exhibit 4.17.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

10.01 * 1984 Nicor Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)* 1985  Nicor  Officers'  Capital   Accumulation  Plan  Participation
          Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02 * 1984 Nicor Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)* 1985  Nicor  Directors'  Capital  Accumulation  Plan  Participation
          Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03 * Directors' Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04 * Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05 * Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06 * Amendment and Restatement of the Nicor Gas Incentive Compensation Plan.(File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07 * Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08 * Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

Nicor Inc.                                                             Page 46

Exhibit Index (continued)

Exhibit
Number                              Description of Document

10.09 * Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.10 * Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.11 * Nicor Inc. 1995 Directors' Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.12 * 1997 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 1997, Nicor Inc., Exhibit 10.01.)

10.13 * Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.14 * 1998 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.25.)

10.15 * 1999 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1998, Nicor Inc., Exhibit 10.26.)

10.16 * 2000 Nicor Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.21.)

10.17 * 2000 Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.22.)

10.18 * 2000 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.23.)

10.19 * Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.20 * Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.21 * Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.22 * First Amendment to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.23 * First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
          Exhibit 10.04.)

 Nicor Inc.                                                         Page 47

Exhibit Index (concluded)

Exhibit
Number                              Description of Document

10.24 * First Amendment to Nicor 1989 Long -Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.25 * First Amendment to Nicor 1997 Long -Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.26 * Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.27 * Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Cali and Ms. Halloran. (File No. 1-7297, Form 10-Q for June 2000, Nicor Inc., Exhibit 10.01.)

10.28 Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Fisher.

10.29 Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Behrens.

Exhibits 10.01 through 10.29 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to
Item 14(c) of Form 10-K.

21.01   * Subsidiaries.  (File No. 69-228,  Form U-3A-2 for 2000, Nicor Inc.,
          Item 1.)

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