Form 10-Q
period 2001-03-31
NICOR INC
filed 2001-05-09
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 30, 2001, were 45,400,224.

Nicor Inc.                                                              Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three months ended
            March 31, 2001 and 2000 .......................................  2

           Consolidated Statements of Cash Flows:
            Three months ended
            March 31, 2001 and 2000 .......................................  3

           Consolidated Balance Sheets:
            March 31, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 14


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 14

   Item 6. Exhibits and Reports on Form 8-K ............................... 14

           Signature ...................................................... 15

           Exhibit Index .................................................. 16


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf ......Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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


Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                                           Three months ended
                                                                 March 31
                                                           -------------------
                                                             2001       2000
                                                           --------   --------

Operating revenues                                         $1,473.7   $  659.3
                                                           --------   --------

Operating expenses
   Cost of gas                                              1,174.6      390.2
   Operating and maintenance                                  101.4       94.3
   Depreciation                                                58.6       56.9
   Taxes, other than income taxes                              71.1       47.7
                                                           --------   --------
                                                            1,405.7      589.1
                                                           --------   --------

Operating income                                               68.0       70.2

Other income (expense), net                                     4.6        2.4
                                                           --------   --------

Income before interest on debt and income taxes                72.6       72.6

Interest expense, net of amounts capitalized                   14.3       12.3
                                                           --------   --------

Income before income taxes                                     58.3       60.3

Income taxes                                                   19.5       21.5
                                                           --------   --------

Net income                                                     38.8       38.8

Dividends on preferred stock                                     .1         .1
                                                           --------   --------

Earnings applicable to common stock                          $ 38.7     $ 38.7
                                                           ========   ========

Average shares of common stock outstanding
   Basic                                                       45.4       46.7
   Diluted                                                     45.6       46.8

Earnings per average share of common stock
   Basic                                                      $ .85      $ .83
   Diluted                                                      .85        .83

Dividends declared per share of common stock                 $ .440     $ .415


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                           Three months ended
                                                                 March 31
                                                           --------------------
                                                             2001       2000
                                                           --------   --------
Operating activities
   Net income                                                $ 38.8     $ 38.8
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            58.6       56.9
       Deferred income tax expense                             10.8        3.6
       Change in assets and liabilities:
         Receivables, less allowances                         (49.6)      83.1
         Gas in storage                                        20.3       10.6
         Deferred/accrued gas costs                           177.9       26.1
         Accounts payable                                    (208.3)     (57.6)
         Temporary LIFO liquidation                           125.7      111.1
         Postretirement benefits                               (8.4)      (7.3)
         Other                                                  9.7       35.7
                                                           --------   --------
   Net cash flow provided from operating activities           175.5      301.0
                                                           --------   --------

Investing activities
   Capital expenditures                                       (27.8)     (34.3)
   Short-term investments                                      (4.6)      (3.1)
   Other                                                         .8       (1.5)
                                                           --------   --------
   Net cash flow used for investing activities                (31.6)     (38.9)
                                                           --------   --------

Financing activities
   Net proceeds from issuing long-term debt                    74.1       49.9
   Disbursements to retire long-term debt                     (50.0)     (50.2)
   Short-term borrowings (repayments), net                   (151.0)    (246.3)
   Dividends paid                                             (19.0)     (18.4)
   Disbursements to reacquire stock                            (4.9)     (10.0)
   Other                                                         .1        1.3
                                                           --------   --------
   Net cash flow used for financing activities               (150.7)    (273.7)
                                                           --------   --------

Net decrease in cash and cash equivalents                      (6.8)     (11.6)

Cash and cash equivalents, beginning of period                 55.8       42.5
                                                           --------   --------

Cash and cash equivalents, end of period                     $ 49.0     $ 30.9
                                                           ========   ========



The accompanying notes are an integral part of these statements.



Nicor Inc.                                                              Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                            March 31     December 31    March 31
                                              2001          2000          2000
                                            --------     -----------    --------
               Assets

Current assets
   Cash and cash equivalents                $   49.0      $   55.8      $   30.9
   Short-term investments, at cost which
     approximates market                        47.6          43.0          32.8
   Receivables, less allowances of $21.7,
     $14.5 and $9.2, respectively              709.6         660.0         276.7
   Gas in storage                               11.5          31.8          20.4
   Deferred gas costs                              -          49.2             -
   Deferred income taxes                        60.2          57.6          16.5
   Other                                        15.7          17.2          15.5
                                            --------      --------      --------
                                               893.6         914.6         392.8
                                            --------      --------      --------

Property, plant and equipment, at cost
   Gas distribution                          3,314.5       3,292.8       3,223.4
   Shipping                                    284.4         281.8         287.6
   Other                                         1.9           2.0           2.0
                                            --------      --------      --------
                                             3,600.8       3,576.6       3,513.0
   Less accumulated depreciation             1,902.9       1,847.0       1,801.3
                                            --------      --------      --------
                                             1,697.9       1,729.6       1,711.7
                                            --------      --------      --------

Other assets                                   240.5         241.2         201.4
                                            --------      --------      --------

                                            $2,832.0      $2,885.4      $2,305.9
                                            ========      ========      ========

   Liabilities and Capitalization

Current liabilities
   Long-term obligations due
      within one year                       $   75.0      $  125.0      $   74.2
   Short-term borrowings                       291.0         442.0          97.9
   Accounts payable                            398.3         606.6         224.8
   Temporary LIFO liquidation                  125.7             -         111.1
   Accrued gas costs                           128.7             -          10.2
   Accrued mercury-related costs                61.0          78.0             -
   Other                                        93.1          59.9          63.8
                                            --------      --------      --------
                                             1,172.8       1,311.5         582.0
                                            --------      --------      --------

Deferred credits and other liabilities
   Deferred income taxes                       300.3         296.6         273.1
   Regulatory income tax liability              69.4          70.4          73.8
   Unamortized investment tax credits           40.6          41.1          42.3
   Other                                       100.6         104.6          94.3
                                            --------      --------      --------
                                               510.9         512.7         483.5
                                            --------      --------      --------

Capitalization
   Long-term debt                              421.4         347.1         435.8
   Preferred stock                               6.3           6.3           6.3
   Common equity
     Common stock                              113.4         113.7         116.5
     Retained earnings                         608.4         594.2         681.8
     Other comprehensive income                 (1.2)          (.1)            -
                                            --------      --------      --------
                                             1,148.3       1,061.2       1,240.4
                                            --------      --------      --------

                                            $2,832.0      $2,885.4      $2,305.9
                                            ========      ========      ========

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

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below:

                                                        Three months ended
                                                             March 31
                                                       --------------------
(millions)                                               2001        2000
                                                       --------    --------
Operating revenues
   Gas distribution                                    $1,346.5    $  573.6
   Shipping                                                58.7        59.3
   Other energy ventures                                   93.4        26.5
   Corporate and eliminations                             (24.9)        (.1)
                                                       --------    --------
                                                       $1,473.7    $  659.3
                                                       ========    ========

Operating income (loss)
   Gas distribution                                    $   64.6    $   65.0
   Shipping                                                 3.3         5.6
   Other energy ventures                                     .9         (.1)
   Corporate and eliminations                               (.8)        (.3)
                                                       --------    --------
                                                       $   68.0    $   70.2
                                                       ========    ========

The 2001 operating revenues of other energy ventures include $24.2 million of revenues from the sale of natural gas to Nicor Gas.

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. After 2001, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $2.5 million of estimated PBR results as operating revenue in the first quarter of 2001 compared to $1.2 million in the first quarter of 2000.

Nicor Inc.                                                             Page 6

LONG -TERM DEBT

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

COMPREHENSIVE INCOME

At March 31, 2001, Nicor held agreements that hedge the risk-free interest rate of an anticipated debt issuance of $75 million in August 2001. The change in the fair market value of the agreements is reported as a component of other comprehensive income. Comprehensive income (loss) consisted of the following (in millions):

                                                         Three months ended
                                                              March 31
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------

   Net income                                          $   38.8     $   38.8
   Unrealized loss on cash flow
      hedge, net of tax                                    (1.1)           -
                                                       --------     --------
   Comprehensive income                                $   37.7     $   38.8
                                                       ========     ========


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

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order requires the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators

Nicor Inc.                                                              Page 7

Notes to the Consolidated Financial Statements (Unaudited) (continued)

and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities.

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,050 homes have been found to have traces of mercury requiring cleanup.

As of March 31, 2001, Nicor Gas had a $61 million current liability for estimated obligations related to the previously described work and for legal defense costs. The company charged $148 million to other operating expense in the third quarter of 2000. Through March 31, 2001 the company had incurred $87 million in costs associated with company's inspection and repair program. The remaining liability represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

Nicor Inc.                                                              Page 8

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

Nicor Inc.                                                              Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 2000 Annual Report on Form 10-K.

SUMMARY

Nicor's first quarter 2001 diluted earnings per common share were $.85 compared to $.83 in 2000. Net income for the quarter of $38.8 million was the same as the first quarter of 2000. Improved results from Nicor's other energy ventures and a favorable change in the effective income tax rate were offset by lower operating results for the shipping segment. Per share results were favorably affected by the company's common stock repurchase program.

Operating income. Operating income (loss) by major business segment is presented below:

                                                        Three months ended
                                                              March 31
                                                        --------------------
   (millions)                                             2001        2000
                                                        --------    --------
   Gas distribution                                     $   64.6    $   65.0
   Shipping                                                  3.3         5.6
   Other energy ventures                                      .9         (.1)
   Corporate and eliminations                                (.8)        (.3)
                                                        --------    --------
                                                        $   68.0    $   70.2
                                                        ========    ========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income was essentially unchanged for the first quarter at $64.6 million, compared to $65.0 million a year ago. Improved margin due largely to colder weather was more than offset by higher operating and maintenance expenses. The positive contributions from colder weather on year-to-year operating results were partially offset by the impact of weather insurance benefits recorded last year.

o Containerized shipping operating income decreased to $3.3 million in the first quarter from $5.6 million a year ago due to lower volumes shipped and higher operating costs which more than offset the positive effect of slightly higher average rates. Lower volumes were primarily attributable to a slow down in the economy and fewer new construction projects in the Caribbean.

o Operating income from Nicor's other energy ventures increased $1 million to $.9 million in 2001 due to better operating results from Nicor's wholesale natural gas marketing and residential energy-related products and services businesses.

Nonoperating items. Other income increased to $4.6 million from $2.4 million a year ago. The increase reflects improved results from Nicor's retail energy marketing joint venture. Increased interest income also contributed to the improvement in 2001.

Interest expense for the three-month period increased $2.0 million to $14.3 million due to higher average borrowing levels. Increased gas procurement costs contributed to the higher borrowing levels.


Nicor Inc.                                                            Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings for the first quarter of 2001 were also favorably impacted by a reduction in Nicor's effective income tax rate related to the shipping segment. Deferred taxes will no longer be recorded on undistributed foreign earnings that will be indefinitely reinvested offshore.

2001 Outlook. Assuming normal weather for the remainder of the year management currently expects 2001 annual diluted earnings to be in the range of $3.05 to $3.15 per share and anticipates that second quarter diluted earnings will be in the range of $.65 to $.75 per share. Although management believes the foregoing forward-looking statements about its earnings expectations are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, natural gas prices, interest rates, borrowing needs, weather conditions, economic and market conditions, legislative and regulatory actions, asset sales, PBR plan results, and any future mercury-related charges or credits.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below:

                                                        Three months ended
                                                             March 31
                                                       ---------------------
   (millions)                                            2001         2000
                                                       --------     --------
   Gas distribution                                    $1,346.5     $  573.6
   Shipping                                                58.7         59.3
   Other energy ventures                                   93.4         26.5
   Corporate and eliminations                             (24.9)         (.1)
                                                       --------     --------
                                                       $1,473.7     $  659.3
                                                       ========     ========

Gas distribution revenues increased $772.9 million in the first quarter due to the impact of higher natural gas prices, which are passed directly through to customers without markup, and colder weather compared to last year. Revenues generated from Nicor's wholesale natural gas marketing business accounted for most of the increase in other energy ventures. First quarter 2001 shipping revenues reflect decreased volumes shipped compared to a year ago due primarily to substantially fewer construction projects and related volumes in the Caribbean region offset by slightly higher average rates. The elimination of natural gas sales from Nicor's wholesale natural gas marketing business to Nicor Gas is reflected in corporate and eliminations.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased $6.5 million to $169.7 million in the first quarter. The increase was primarily due to colder weather compared to last year, higher customer financing charges, larger contributions from gas supply-related services and improved results from the performance-based rate (PBR) plan. Increased company natural gas usage costs attributable to significantly higher natural gas prices were detrimental to the current year's results. The positive contributions from colder weather on year-to-year operating results were partially offset by the impact of weather insurance benefits recorded last year.




Nicor Inc.                                                           Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance. Operating and maintenance expenses increased $7.1 million in the first quarter to $101.4 million. The increase reflects higher expenses in the gas distribution segment due largely to increased bad debt expense and customer service costs resulting from higher natural gas prices. Also contributing to the increase were higher operating costs in the shipping segment relating to increased international shipments, outside charters and non-recurring legal and claim settlements.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $125.5 million to $175.5 million in the first quarter from $301.0 million in the prior period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At March 31, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $472.5 million and the company had $291.0 million of commercial paper outstanding.

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

Under an existing common stock repurchase program, Nicor purchased and retired 90,000 common shares during the first quarter of 2001 at an aggregate cost of $3.4 million.

Effective with the dividend paid on May 1, 2001, Nicor's quarterly dividend on common stock was increased to 44 cents per share. This payment represents an annual rate of $1.76 per share, which is 6 percent higher than the $1.66 per share rate established with the May 1, 2000 dividend.

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7% warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay a third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since December 31, 2000.

Nicor Inc.                                                      Page 12
------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                                      Three months ended
                                                           March 31
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
Operating revenues (millions)
   Sales
     Residential                                      $  993.2  $  387.3
     Commercial                                          188.5      76.0
     Industrial                                           29.9      11.0
                                                      --------  --------
                                                       1,211.6     474.3
                                                      --------  --------
   Transportation
     Residential                                           2.9        .9
     Commercial                                           27.8      24.8
     Industrial                                           12.0      11.9
     Other                                                 3.9       2.2
                                                      --------  --------
                                                          46.6      39.8
                                                      --------  --------
   Other revenues
     Revenue taxes                                        66.5      42.4
     Performanced-based rate plan                          2.5       1.2
     Chicago Hub                                           2.8       1.3
     Weather insurance                                       -       6.9
     Other                                                16.5       7.7
                                                      --------  --------
                                                          88.3      59.5
                                                      --------  --------
                                                      $1,346.5  $  573.6
                                                      ========  ========
Deliveries (Bcf)
   Sales
     Residential                                         102.4      90.2
     Commercial                                           19.3      17.2
     Industrial                                            3.1       2.6
                                                      --------  --------
                                                         124.8     110.0
                                                      --------  --------
   Transportation
     Residential                                           3.0        .9
     Commercial                                           40.9      36.7
     Industrial                                           39.7      44.2
                                                      --------  --------
                                                          83.6      81.8
                                                      --------  --------
                                                         208.4     191.8
                                                      ========  ========
Customers at end of period (thousands)
   Sales
     Residential                                       1,756.7   1,763.7
     Commercial                                          101.1     111.1
     Industrial                                            6.7       7.5
                                                      --------  --------
                                                       1,864.5   1,882.3
                                                      --------  --------
   Transportation
     Residential                                          51.3      16.0
     Commercial                                           67.2      56.0
     Industrial                                            7.3       6.5
                                                      --------  --------
                                                         125.8      78.5
                                                      --------  --------
                                                       1,990.3   1,960.8
                                                      ========  ========

Other statistics
   Degree days                                           3,104     2,585
   Colder (warmer) than normal *                          (2)%     (18)%
   Average gas cost per Mcf sold                        $ 8.88    $ 3.32

* The company holds weather derivitive instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 11.

Nicor Inc.                                                      Page 13
------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

                                                      Three months ended
                                                            March 31
                                                      ------------------
                                                        2001      2000
                                                      --------  --------

TEUs shipped (thousands)
   Southbound                                             31.0      33.2
   Northbound                                              4.6       4.1
   Interisland                                             1.4       1.9
                                                      --------  --------
                                                          37.0      39.2
                                                      ========  ========

Other statistics
   Revenue per TEU                                    $  1,583  $  1,505
   Ports served                                             22        23
   Vessels operated                                         17        17

Nicor Inc.                                                             Page 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 11, which is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 16 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2001.

Nicor Inc.                                                             Page 15

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Nicor Inc.




Date   May 9, 2001                  By   /s/ KATHLEEN L. HALLORAN
                                             Kathleen L. Halloran
                                             Executive Vice President
                                             Finance and Administration

Nicor Inc.                                                             Page 16

Exhibit Index

  Exhibit
  Number                          Description of Document

   10.01     2001 Long-Term Incentive Program.

   10.02     2001 Incentive Compensation Plan.







                                                               Nicor Inc.
                                                               Form 10-Q
                                                               Exhibit 10.01

                        2001 LONG-TERM INCENTIVE PROGRAM

At the March 2001 meeting of the Compensation Committee, the Committee approved the 2001 Long-Term Incentive Program, participants and awards. Shown below is a full description of the Long-Term Program for 2001.

Summary of 2001 Long-Term Incentive Program
o  Combination of Stock Options (SOs) and Performance Units (PUs).

o  SOs have a ten-year term.

o PUs are a percentage of base salary at the time of the award and would pay out based on a combination of total shareholder return and earnings per share over at least a three-year performance period.

o  SOs and PUs are independent of each other.

Description of Stock Options
o  Option exercise price set at fair market value on date of grant.

o Options vest after one year and are generally exercisable after three years (100% in year three).

o  Options expire ten years from date of grant.

o  Options can be non-qualified stock options (NQSOs) or Incentive Stock Options
   (ISOs); Nicor plans to grant NQSOs in 2001.

Description of Performance Units
o Each performance unit equals $1.00 and total units are a percentage of base salary at the time of the award. As an example, if the participant's base salary is $150,000 and their long-term target percentage attributable to Performance Units is 20%, their target award would be $30,000 or 30,000 Performance Units.

o Performance units will pay out in cash, except that a participant in the Stock Deferral Plan may elect to defer up to 50% of their payout into that plan. Deferral elections must meet the guidelines and timing of the Stock Deferral Plan to be effective.


-------------------------------------------------------------------------------
THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.
--------------------------------------------------------------------------------

How Performance Unit Payouts are Determined
o  All performance units pay out at the end of at least three years.

o The payout is based 50% on each of two performance measures. Each half is modified by a performance multiplier which ranges from 0% to 200%.

o The performance measurers and multipliers are based on the Nicor total shareholder return (TSR) over the performance period, as compared to the performance of a utility industry peer group (S&P utility group), and the three-year earnings per share of the company.

o  The following schedules show the proposed performance unit multipliers:

                      Performance Unit Multiplier Schedules

                                 Payout            Earnings       Payout
        Nicor TSR               Multipler         Per Share      Multipler

90th Percentile or higher         200%               30%          200%
   75th Percentile                150%               28%          175%
   60th Percentile                100%               26%          150%
   50th Percentile                 75%               24%          125%
   40th Percentile                 50%               21%          100%
   25th Percentile                 25%               18%           75%
Below 25th Percentile               0%               15%           50%
                                                     12%           25%
                                               Below 12%            0%
Transferability
With Compensation Committee approval, stock options and performance units may be transferred, for no consideration, to or for the benefit of the participant's immediate family as defined in the plan. All terms and conditions remain applicable after transfer.

Termination Provisions
In the case of death, disability or retirement:

o Nonexercised options and performance units held for more than one year (as of the date of death, disability or retirement) will be exercisable and/or will be eligible for payout at the end of the period.

o The full number of performance units will pay out at the end of the performance cycle, based on the normal per-unit performance/pay out guidelines.

o  Vested options will remain exercisable for ten years after the date of grant.

o  The Compensation Committee can override these provisions at its discretion.

In the case of termination of employment for any other reason, there will be no accelerated vesting of unvested options and performance units. Options held less than one year and performance units held less than three years are immediately cancelled. Options held for one year or longer will become exercisable for three months after the date of termination. The Compensation Committee can override these provisions at its discretion.


                                                      Nicor Human Resources
                                                      March 2001




                                                                 Nicor Inc.
                                                                 Form 10-Q
                                                                 Exhibit 10.02

                                      2001
                        NICOR INCENTIVE COMPENSATION PLAN

A. The 2001 Nicor Incentive Compensation Plan is designed to link participant incentive compensation to the accomplishment of important objectives--both financial goals and defined strategic plans. It ties the pay an individual receives to his performance and that of the company. This plan is intended to provide a flexible framework for a performance bonus program for Nicor.

B.  Purpose

    The purpose of this Plan is to provide an annual incentive plan which supports the longer-term strategic planning process. This is done by linking pay to the performance of tasks which focus on objectives of strategic importance.

C.  Eligible Group

    Officers of Nicor are eligible for participation. Participation should be limited to those employees in positions which enable them to make significant contributions to the performance and growth of the company.

D.  Components of Plan

    Compensation Objective
    Bonus Targets
    Performance Targets
    Goal Setting Guidelines
    Program Schedule
    Form of Payment

    Compensation Objective

    Base Salary + Bonus Target = Short-Term Compensation Objective

    An individual's short-term compensation objective will be based on salary plus a bonus, expected to be earned if agreed-upon performance targets are met. Under certain conditions, short-term compensation above or below targets may be paid.

    Base salaries will be managed at the appropriate blend of general and industry average which will be determined annually by survey data. Bonus targets will be set based on the individual's job responsibilities and compensation objective, such that total compensation objectives are managed at the level as determined by the Compensation Committee to remain competitive.

    Bonus Target

    The bonus target amount varies according to pay, job responsibilities and ability to impact the organization. The higher responsibility and impact levels, the greater the dollars at risk.

    Performance Targets

    Performance criteria focus on the achievement of agreed-upon and documented strategic goals. Performance targets may include measures of financial performance, the ability to meet budget levels and individual or group performance objectives. An individual's target may include all three types of goals, weighted by the band level and responsibilities involved. Each particular performance target will be assigned weighting reflected as a percentage of compensation objective.

    Goal Setting Guidelines

    The most important aspect of this Plan will be in establishing effective goals. In addition to the goals which will be measured by company financial performance, realistic, operational management goals may be established and agreed upon by both the participant and his supervisor for company, division, project or individual performance. As well as being realistic, the goals should be measurable wherever possible by quantifiable performance criteria. It is recognized that measurement of some goals will require subjective assessments on criteria mutually agreed between an individual and his/her supervisor. Goals must be consistent with the longer-term strategic plan.

    A set of guidelines will be devised by the Nicor Human Resources Department to aid in this process. These guidelines will provide direction as to goal formulation and reporting.

    Amount of bonus payment for financial/budget related goals can vary above and below target based upon results achieved. For targets met, bonus amount will be 100% of target. When targets are exceeded or are not reached, bonus will be proportionately more or less than the target.

    Project or individual goals which are not quantifiable will be evaluated by the participant's superior based on performance and will fall into one of six categories of achievement: unsatisfactory; less than expected, but more than unsatisfactory; less than expected, but satisfactory given facts and circumstances; expected; more than expected, but less than outstanding; and outstanding performance. Accordingly, performance at, below or above expected performance will result in awards relative to performance.

    The Compensation Committee may make appropriate upward or downward adjustments if, after taking into consideration all of the facts and circumstances of the performance period, it determines that adjustments are warranted.

    Plan Schedule

    The 2001 Nicor Incentive Compensation Plan runs on a calendar year basis, with the strategic planning cycle and budgeting process the primary link to performance and bonus targets. Responsibility for determination of financial results will be with the Accounting Department. A program for review will be established and individual, project, division or company goal performance will be reviewed at least twice each performance year.

    Year-end results should be available and evaluated in January of the following year. Following approval of the Compensation Committee and Board at the January meeting, bonuses will be payable to participants.

    Form of Payment

    All awards will be paid in cash, except that a participant in the Stock Deferral Plan may elect to defer up to 50% of their award into that plan. Deferral elections must meet the guidelines and timing of the Stock Deferral Plan to be effective. Appropriate taxes for the entire award amount will be withheld from the portion of the award being paid in cash.

    A participant may elect by writing to the Compensation Committee prior to the end of the fiscal year to have all or a portion of the following year's incentive award deferred and paid in no more than five annual installments beginning either with the date of termination or retirement, or in a lump sum within six months after termination of employment or retirement. In addition, with the consent of the Compensation Committee, the participant may, at the time of making such election, designate some other date for the commencement of such deferred payment. Further, the participant may submit a request to change the original deferral period. The request must be submitted in writing to the Compensation Committee who will take into consideration the particular facts and circumstances in its final determination.

    An amount which is deferred shall be credited with compounded interest equal to the prime rate applied on a quarterly basis.

E.  Integration with Existing Programs

    Base salaries will be managed with range bands at the appropriate blend of general and industry average for comparable positions, with total compensation objectives to be managed at a level appropriate with the performance of the company, as determined by the Compensation Committee. Salaries will be monitored each year and increases granted based on merit and range band. Bonus targets will be set as a percentage of base salary. A change, other than the annual salary review, in the compensation objective will customarily occur during the year only through promotion to various levels, at which time the base salary and bonus target are also likely to change.

    Promotion of an employee during the year or reassignment to responsibilities in which new performance objectives apply will result in proration of the existing performance objectives and bonus target and assignment of new performance objectives as the Compensation Committee shall determine. Promotion into the Plan would involve a promotional increase, but eligibility for bonus would be delayed unless the participant is able to produce positive results in the remaining time, as determined by the Compensation Committee.

    If a participant voluntarily terminates or is terminated for cause prior to the end of the performance period, then no award shall be granted. In the event a participant shall die, become disabled, retire or is terminated without cause before the end of the performance period, then the Compensation Committee will authorize payment of an award to the participant, or beneficiary, in such amount as the Committee deems appropriate.

F.  Responsibility

    Acceptance and success of this Plan will depend on documented, realistic goals that are fair, understandable and measurable. Considerable management focus and involvement will be required for goals to be established, communicated and monitored.

    The Human Resources Department will be responsible for the administration of the system for the company. This will include:

    1)  monitoring market salary and total compensation levels,

    2) recommending structural changes in base salary and compensation objective adjustments,

    3)  reviewing eligibility and performance targets,

    4)  monitoring performance targets through the Accounting Department,

    5)  communicating progress reports to participants, and,

    6)  progress and exception reporting to Compensation Committee.

    The 2001 Nicor Incentive Compensation Plan and changes to its performance targets and measurement criteria will be reviewed and approved by the Compensation Committee.

    In establishing the actual bonus awards to be made, the Compensation Committee may take into account all of the facts and circumstances which exist during the year and may make appropriate upward or downward revisions in performance criteria, add or delete objectives, or change the relative percentages assigned to the various performance objectives.

G.  Amendment and Termination

    The Board of Directors may amend or terminate the Plan at any time without the consent of the participants. No such amendment or termination shall negatively impact any participant's amount which accrued under the Plan prior to the calendar year in which the amendment is made.

    Summary

    The primary focus of this Plan is to link employee and company performance and performance bonus through an incentive plan. It provides the necessary emphasis on accountability for actions and decisions and enables people to gain personally through significant efforts which contribute to the company's present and future success.



                                                     Nicor Human Resources
                                                     March 2001