Form 10-K/A
period 2000-12-31
NICOR INC
filed 2001-06-28
CIK 72020

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



Nicor Inc.                                                              Page 1


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

Nicor Inc.                                                              Page 2

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nicor Inc.


Date  June 28, 2001                 By     /s/ KATHLEEN L. HALLORAN
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration









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

  3.04      *  Amendment to Articles of Incorporation of the company. (File No.
               1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

  3.05      *  Amendment to Articles of Incorporation of the company. (Proxy
               Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

  3.06      *  Amendment to Articles of Incorporation of the company. (File No.
               1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

  3.07      *  Amendments to Articles of Incorporation of the company. (Proxy
               Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

  3.08      *  Amendment to Articles of Incorporation of the company. (Proxy
               Statement dated March 6, 1998, Nicor Inc.,Item 2 thereto.)

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

Exhibit Index (continued)

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

99.02 Financial Statements of the Nicor Gas Savings Investment Plan for 2000.

99.03          Financial Statements of the Nicor Gas Thrift Plan for 2000.

99.04          Financial Statements of the Birdsall, Inc. Retirement Savings
               Plan for 2000.

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






                                                            Nicor Inc.
                                                            Form 10-K/A
                                                            Exhibit 23.02


                  Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the incorporation by reference of our reports on the financial statements of the Nicor Gas Savings Investment Plan, the Nicor Gas Thrift Plan and the Birdsall, Inc. Retirement Savings Plan, dated June 27, 2001, included in Nicor Inc.'s Form 10-K/A, Amendment No. 1, for the year ended December 31, 2000, into the company's previously filed Form S-3 Registration Statement in connection with the Nicor Automatic Dividend Reinvestment and Stock Purchase Plan (No. 33-56871), and Form S-8 Registration Statements in connection with the Nicor Employee Stock Purchase Plan (No. 33-1732), the Nicor Gas Savings Investment Plan (No. 33-56867), the Nicor Gas Thrift Plan (No. 33-60689), the Birdsall, Inc. Retirement Savings Plan (No. 333-28579), the Nicor 1989 Long-Term Incentive Plan (No. 33-31029) and the Nicor 1997 Long-Term Incentive Plan (No. 333-28699).


ARTHUR ANDERSEN LLP
Arthur Andersen LLP


Chicago, Illinois
June 27, 2001



                                                            Nicor Inc.
                                                            Form 10-K/A
                                                            Exhibit 99.02


                   Report of Independent Public Accountants


To the Nicor Gas Savings Investment
  Plan Committee:

We have audited the accompanying statements of net assets available for benefits of the Nicor Gas Savings Investment Plan (the Plan) as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Arthur Andersen LLP


Chicago, Illinois
June 27, 2001

                        Nicor Gas Savings Investment Plan

             Statements of Net Assets Available for Benefits




                                                     December 31
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
Assets:

  Investment in the Trust                    $144,122,876    $146,193,352

  Receivables:

    Participant contributions                     160,509         156,448

    Employer contributions                         88,599          86,898
                                             ------------    ------------
                                                  249,108         243,346
                                             ------------    ------------
Net assets available for benefits            $144,371,984    $146,436,698
                                             ============    ============






        Statements of Changes in Net Assets Available for Benefits



                                                   Year ended December 31
                                               ------------------------------
                                                   2000              1999
                                               ------------      ------------

Net increase in Plan assets from investment
    activities of the Trust                    $  4,992,709      $ 14,045,350

Contributions:

     Participant                                  5,142,338         5,091,528

     Employer                                     2,375,630         2,251,401
                                               ------------      ------------
                                                  7,517,968         7,342,929

Distributions to participants                   (14,695,718)      (11,774,889)

Transfers, net and other                            120,327           765,470
                                               ------------      ------------
Net (decrease) increase                          (2,064,714)       10,378,860

Net assets available for benefits at
   beginning of year                            146,436,698       136,057,838
                                               ------------      ------------

Net assets available for benefits at
   end of year                                 $144,371,984      $146,436,698
                                               ============      ============


The accompanying notes are an integral part of these statements.

                        Nicor Gas Savings Investment Plan
                        Notes to the Financial Statements

PLAN INFORMATION

The following description of the Nicor Gas Savings Investment Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for more detailed information.

The Plan. The Plan is a defined contribution plan which was established on July 1, 1973, to provide supplemental retirement security to substantially all employees of Nicor Gas Company (the Company), not represented by a collective bargaining agreement. The funds of the Plan are commingled with the funds of the Nicor Gas Thrift Plan and held for safekeeping and investment by the Nicor Gas Savings Investment and Thrift Trust (the Trust). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Plan administration. Authority to control and manage the operation and administration of the Plan is vested in a committee appointed by the Board of Directors of the Company. Beginning on September 1, 2000, the Vanguard Fiduciary Trust Company acts as trustee for the Trust and holds the investments of the Plan under the terms of a trust agreement. The Vanguard Fiduciary Trust Company also acts as investment manager for certain assets of the Plan. During 1999 and for the first eight months of 2000, The Northern Trust Company acted in a similar capacity for the Trust and the investments of the Plan. Administrative expenses associated with operation of the Plan are paid from Plan assets.

Contributions. The participant may elect to make either tax-deferred or after-tax contributions, or a combination thereof, by payroll deduction, that are partially matched by the Company. For employees hired on and after January 1, 1998, the Company makes an additional annual contribution subject to service requirements. Beginning in 1998, the Plan began to accept certain rollovers. Participants direct the investment of their contributions into various investment options offered by the Plan.

Participant loans. Beginning in 1998, participants may borrow a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loans are repayable through payroll deductions over periods ranging from six months to five years, and are secured by the balance in the participant's account. The interest rate is based on the prime rate plus 1 percent and is fixed over the life of the loan. The interest rate was 10.5 percent and 9.5 percent at December 31, 2000 and 1999, respectively.

Vesting and forfeitures. The participant's contributions and earnings thereon are immediately vested. The Company's contributions and earnings thereon are vested after the participant's completion of five years of service, the participant's death while employed by the Company or retirement.

If the participant's interest in the Company's contributions and earnings thereon is not vested, such interest will be forfeited if the participant's employment with the Company or an affiliate is terminated and the participant is not reemployed within five years by the Company or an affiliate. Any amounts forfeited by a participant are applied to reduce the amount of the Company's contributions under the Plan. Forfeitures for 2000 and 1999 totaled $51,603 and $25,875 respectively.

                      Nicor Gas Savings Investment Plan
                Notes to the Financial Statements (Continued)


Suspensions and withdrawals. The participant may suspend contributions and will not cease to be a participant during the suspension period.

The participant may elect, under certain conditions, to withdraw participant contributions and earnings thereon prior to termination of employment. The Company's matching contributions and earnings thereon will not be distributed until the vested participant's attainment of age 59-1/2 or employment has been terminated.

Plan termination. The Company expects to continue the Plan indefinitely, but reserves the right to amend or discontinue it at any time subject to the provisions of ERISA. In the event of plan termination, participants will become fully vested in their account balances.

ACCOUNTING POLICIES

Investment valuation. The Plan states its investment in the Trust at the underlying value of the investments of the Trust as follows:

Group annuity contracts are recorded at contract value. Contract value represents contributions made plus interest at the various contract rates, less Plan withdrawals and administrative expenses. The aggregate market value of the group annuity contracts at December 31, 2000 and 1999, approximated contract value. Estimated market value is based on a variety of factors, such as contract terms, interest rate, maturity date and credit worthiness of the issue. The average return was approximately 6.7 percent and 6.8 percent for the years ended December 31, 2000 and 1999, respectively.

The market value for Nicor Inc. common stock is based on the closing price on the New York Stock Exchange Composite Tape.

The market value of the units of the common/collective trusts and registered investment companies are determined based on the underlying market value of the investments of the funds.

Market risk. The Plan provides for investments that generally are exposed to various risks, such as interest rate, credit and overall market volatility risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in their values will occur in the near term and such changes could materially affect the amounts reported in the statements of net assets available for benefits.

Allocation provisions. The Trust's net investment gain (loss) is allocated daily to the Plan based on the beginning ratio of the Plan's investment balance to total Trust investments.

Use of estimates. The preparation of financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.

                      Nicor Gas Savings Investment Plan
                Notes to the Financial Statements (Continued)


INCOME TAXES

The Internal Revenue Service has determined and informed the Company by a letter dated January 16, 1997, that the Plan is qualified and the Trust established under the Plan is tax exempt under Section 401(a) of the Internal Revenue Code (the Code). The Plan's management believes that the Plan and related Trust continue to be designed and operated in compliance with the requirements of the Code.

NET TRANSFER FROM NICOR GAS THRIFT PLAN

If an employee transfers between the Nicor Gas Thrift Plan and the Nicor Gas Savings Investment Plan, their account balance is transferred into a new account in their current plan. During 2000 and 1999, a net transfer of $227,143 and $822,994 respectively, was made from the Nicor Gas Thrift Plan to the Nicor Gas Savings Investment Plan.

TRUST FINANCIAL INFORMATION

The following schedules present the Trust's net assets as of December 31, 2000 and 1999, the increase in the Trust's net assets derived from investment activities for the years then ended and the Plan's share of each:


                               Net Assets in Trust

                                                     December 31
                                            -------------------------------
                                                2000               1999
                                            ------------       ------------
 Assets:

    General Investments:

       Group annuity contracts              $ 96,063,876       $112,587,125

       Common/collective trusts*                       -         21,990,550

       Nicor Inc. common stock*               27,797,585         23,080,168

       Registered investment companies*      135,135,569        104,432,679

       Loans to participants*                  4,714,506          3,797,948

    Other assets                                       -            349,741
                                            ------------       ------------
                                             263,711,536        266,238,211
 Liabilities:

    Operating payables                            31,514             94,739
                                            ------------       ------------
    Net assets in Trust                     $263,680,022       $266,143,472
                                            ============       ============
    Plan's interest in Trust net assets     $144,122,876       $146,193,352
                                            ============       ============

* Includes Party-in-Interest Investments.

                      Nicor Gas Savings Investment Plan
                Notes to the Financial Statements (Concluded)


                           Trust Investment Activities



                                                Year Ended December 31
                                            -------------------------------
                                                2000               1999
                                            ------------       ------------
 Investment income:

   Interest                                 $  7,917,238       $  8,388,351

   Dividends                                     934,127            967,266

   Net change in market value
     of Nicor Inc. common stock                7,782,502         (5,779,130)


   Net investment gain from
     common/collective trusts                    859,623            193,751

   Net investment (loss) gain from
     registered investment companies          (5,599,494)        19,329,540
                                            ------------       ------------
                                              11,893,996         23,099,778

 Administrative expenses                        (273,581)          (308,720)
                                            ------------       ------------
 Increase in Trust net assets
   derived from investment activities       $ 11,620,415       $ 22,791,058
                                            ============       ============
 Plan's interest in Trust
   investment activities                    $  4,992,709       $ 14,045,350
                                            ============       ============

                                                                 Nicor Inc.
                                                                 Form 10-K/A
                                                                 Exhibit 99.03


                   Report of Independent Public Accountants


To the Nicor Gas Thrift
  Plan Committee:

We have audited the accompanying statements of net assets available for benefits of the Nicor Gas Thrift Plan (the Plan) as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Arthur Andersen LLP


Chicago, Illinois
June 27, 2001

                              Nicor Gas Thrift Plan

             Statements of Net Assets Available for Benefits

                                                      December 31
                                             ---------------------------
                                                 2000           1999
                                             ------------   ------------
Assets:

    Investment in Trust                      $119,557,146   $119,950,120

    Receivables:

       Participant contributions                  139,814        142,174

       Employer contributions                      55,735         56,163
                                             ------------   ------------
                                                  195,549        198,337
                                             ------------   ------------
Net assets available for benefits            $119,752,695   $120,148,457
                                             ============   ============





          Statements of Changes in Net Assets Available for Benefits

                                                   Year ended December 31
                                              -------------------------------
                                                  2000               1999
                                              ------------       ------------
Net increase in Plan assets from investment
    activities of the Trust                   $  6,627,706       $  8,745,708

Contributions:

     Participant                                 3,724,347          3,692,076

     Employer                                    1,473,921          1,440,083
                                              ------------       ------------
                                                 5,198,268          5,132,159

Distributions to participants                  (11,957,711)       (10,603,894)

Transfers, net and other                          (264,025)          (876,831)
                                              ------------       ------------
Net (decrease) increase                           (395,762)         2,397,142

Net assets available for benefits at
   beginning of year                           120,148,457        117,751,315
                                              ------------       ------------
Net assets available for benefits at
   end of year                                $119,752,695       $120,148,457
                                              ============       ============


The accompanying notes are an integral part of these statements.

                              Nicor Gas Thrift Plan
                        Notes to the Financial Statements

PLAN INFORMATION

The following description of the Nicor Gas Thrift Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for more detailed information.

The Plan. The Plan is a defined contribution plan which was established on July 1, 1973, to provide supplemental retirement security to substantially all employees of Nicor Gas Company (the Company), represented by a collective bargaining agreement. The funds of the Plan are commingled with the funds of the Nicor Gas Savings Investment Plan and held for safekeeping and investment by the Nicor Gas Savings Investment and Thrift Trust (the Trust). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Plan administration. Authority to control and manage the operation and administration of the Plan is vested in a committee appointed by the Board of Directors of the Company. Beginning on September 1, 2000, the Vanguard Fiduciary Trust Company acts as trustee for the Trust and holds the investments of the Plan under the terms of a trust agreement. The Vanguard Fiduciary Trust Company also acts as investment manager for certain assets of the Plan. During 1999 and for the first eight months of 2000, The Northern Trust Company acted in a similar capacity for the Trust and the investments of the Plan. Administrative expenses associated with operation of the Plan are paid from Plan assets.

Contributions. The participant may elect to make either tax-deferred or after-tax contributions, or a combination thereof, by payroll deduction, that are partially matched by the Company. For employees hired on and after January 1, 1998, the Company makes an additional annual contribution subject to service requirements. Participants direct the investment of their contributions into various investment options offered by the Plan.

Participant loans. Beginning in 1998, participants may borrow a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loans are repayable through payroll deductions over periods ranging from six months to five years, and are secured by the balance in the participant's account. The interest rate is based on the prime rate plus 1 percent and is fixed over the life of the loan. The interest rate was 10.5 percent and 9.5 percent at December 31, 2000 and 1999, respectively.

Vesting and forfeitures. The participant's contributions and earnings thereon are immediately vested. The Company's contributions and earnings thereon are vested after the participant's completion of five years of service, the participant's death while employed by the Company or retirement.

If the participant's interest in the Company's contributions and earnings thereon is not vested, such interest will be forfeited if the participant's employment with the Company or an affiliate is terminated and the participant is not reemployed within five years by the Company or an affiliate. Any amounts forfeited by a participant are applied to reduce the amount of the Company's contributions under the Plan. Forfeitures for 2000 and 1999 totaled $10,833 and $12,880, respectively.

                            Nicor Gas Thrift Plan
                Notes to the Financial Statements (Continued)


Suspensions and withdrawals. The participant may suspend contributions and will not cease to be a participant during the suspension period.

The participant may elect, under certain conditions, to withdraw participant contributions and earnings thereon prior to termination of employment. The Company's matching contributions and earnings thereon will not be distributed until the vested participant's attainment of age 59-1/2 or employment has been terminated.

Plan termination. The Company expects to continue the Plan indefinitely, but reserves the right to amend or discontinue it at any time in a manner consistent with any collective bargaining agreement and subject to the provisions of ERISA. In the event of plan termination, participants will become fully vested in their account balances.

ACCOUNTING POLICIES

Investment valuation. The Plan states its investment in the Trust at the underlying value of the investments of the Trust as follows:

Group annuity contracts are recorded at contract value. Contract value represents contributions made plus interest at the various contract rates, less Plan withdrawals and administrative expenses. The aggregate market value of the group annuity contracts at December 31, 2000 and 1999, approximated contract value. Estimated market value is based on a variety of factors, such as contract terms, interest rate, maturity date and credit worthiness of the issue. The average return was approximately 6.7 percent and 6.8 percent for the years ended December 31, 2000 and 1999, respectively.

The market value for Nicor Inc. common stock is based on the closing price on the New York Stock Exchange Composite Tape.

The market value of the units of the common/collective trusts and registered investment companies are determined based on the underlying market value of the investments of the funds.

Market risk. The Plan provides for investments that generally are exposed to various risks, such as interest rate, credit and overall market volatility risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in their values will occur in the near term and such changes could materially affect the amounts reported in the statements of net assets available for benefits.

Allocation provisions. The Trust's net investment gain (loss) is allocated daily to the Plan based on the beginning ratio of the Plan's investment balance to total Trust investments.

Use of estimates. The preparation of financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.

                            Nicor Gas Thrift Plan
                Notes to the Financial Statements (Continued)


INCOME TAXES

The Internal Revenue Service has determined and informed the Company by a letter dated January 16, 1997, that the Plan is qualified and the Trust established under the Plan is tax exempt under Section 401(a) of the Internal Revenue Code (the Code). The Plan's management believes that the Plan and related Trust continue to be designed and operated in compliance with the requirements of the Code.

NET TRANSFER TO NICOR GAS SAVINGS INVESTMENT PLAN

If an employee transfers between the Nicor Gas Thrift Plan and the Nicor Gas Savings Investment Plan, their account balance is transferred into a new account in their current plan. During 2000 and 1999, a net transfer of $227,143 and $822,994, respectively, was made from the Nicor Gas Thrift Plan to the Nicor Gas Savings Investment Plan.


TRUST FINANCIAL INFORMATION

The following schedules present the Trust's net assets as of December 31, 2000 and 1999, the increase in the Trust's net assets derived from investment activities for the years then ended and the Plan's share of each:

                               Net Assets in Trust

                                                     December 31
                                            ------------------------------
                                                2000              1999
                                            ------------      ------------
 Assets:

    General Investments:

       Group annuity contracts              $ 96,063,876      $112,587,125

       Common/collective trusts*                       -        21,990,550

       Nicor Inc. common stock*               27,797,585        23,080,168

       Registered investment companies*      135,135,569       104,432,679

       Loans to participants*                  4,714,506         3,797,948

    Other assets                                       -           349,741
                                            ------------      ------------
                                             263,711,536       266,238,211

 Liabilities:

    Operating payables                            31,514            94,739
                                            ------------      ------------
    Net assets in Trust                     $263,680,022      $266,143,472
                                            ============      ============

    Plan's interest in Trust net assets     $119,557,146      $119,950,120
                                            ============      ============

* Includes Party-in-Interest Investments.

                            Nicor Gas Thrift Plan
                Notes to the Financial Statements (Concluded)


                           Trust Investment Activities


                                               Year Ended December 31
                                         ---------------------------------
                                             2000                 1999
                                         ------------         ------------
 Investment income:

   Interest                              $  7,917,238         $  8,388,351

   Dividends                                  934,127              967,266

   Net change in market value
     of Nicor Inc. common stock             7,782,502           (5,779,130)

   Net investment gain from
     common/collective trusts                 859,623              193,751

   Net investment (loss) gain from
     registered investment companies       (5,599,494)          19,329,540
                                         ------------         ------------
                                           11,893,996           23,099,778

 Administrative expenses                     (273,581)            (308,720)
                                         ------------         ------------
 Increase in Trust net assets
     derived from investment activities  $ 11,620,415         $ 22,791,058
                                         ============         ============
 Plan's interest in Trust
     investment activities               $  6,627,706         $  8,745,708
                                         ============         ============

                                                            Nicor Inc.
                                                            Form 10-K/A
                                                            Exhibit 99.04




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Birdsall, Inc. Retirement
  Savings Plan Committee:

We have audited the accompanying statements of net assets available for benefits of the Birdsall, Inc. Retirement Savings Plan (the Plan) as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the years ended December 31, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedule of assets held for investment purposes as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Arthur Andersen LLP


West Palm Beach, Florida
June 27, 2001

                     BIRDSALL, INC. RETIREMENT SAVINGS PLAN


               STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                        AS OF DECEMBER 31, 2000 AND 1999



                                                        2000          1999

ASSETS:
  Investments in Trust (Note 3)                       $35,836,926   $35,365,069
                                                      -----------   -----------
  Receivables-
   Employer                                               538,560       275,800
   Participants                                           226,777         9,806
                                                      -----------   -----------
                                                          765,337       285,606

      Total assets                                     36,602,263    35,650,675
                                                      -----------   -----------

LIABILITIES:
  Other                                                         -       245,167
                                                      -----------   -----------
      Total liabilities                                         -       245,167
                                                      -----------   -----------

NET ASSETS AVAILABLE FOR BENEFITS                     $36,602,263   $35,405,508
                                                      ===========   ===========


The accompanying notes to the financial statements are an integral part of these statements.

                     BIRDSALL, INC. RETIREMENT SAVINGS PLAN


          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000          1999
                                                      ----------    ----------
ADDITIONS:
  Investment income-
   Dividend income                                    $   79,400    $   68,589
   Interest income                                     1,286,337       642,991
   Net appreciation (depreciation) in market value
     of Nicor, Inc. common stock                         417,923      (285,619)
   Net investment gain (loss) from                    (1,754,001)    3,336,356
     common/collective trusts
   Net investment gain (loss) from registered
     investment companies                               (115,424)      199,910
                                                      ----------    ----------
                                                         (85,765)    3,962,227
                                                      ----------    ----------

  Contributions-
   Participants                                        2,393,942     2,010,097
   Employer                                            1,475,156     1,348,949
                                                      ----------    ----------
                                                       3,869,098     3,359,046

        Total additions                                3,783,333     7,321,273
                                                      ----------    ----------

DEDUCTIONS:
  Distributions to participants                        2,511,679     2,441,145
  Administrative expenses and other                       74,899        36,273
                                                      ----------    ----------
        Total deductions                               2,586,578     2,477,418
                                                      ----------    ----------

        Net increase                                   1,196,755     4,843,855

NET ASSETS AVAILABLE FOR BENEFITS,
  beginning of year                                   35,405,508    30,561,653
                                                      ----------    ----------

NET ASSETS AVAILABLE FOR BENEFITS,
  end of year                                        $36,602,263   $35,405,508
                                                      ==========    ==========



The accompanying notes to the financial statements are an integral part of these statements.



                                       -4-





                     BIRDSALL, INC. RETIREMENT SAVINGS PLAN


                        NOTES TO THE FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



1. PLAN INFORMATION
   ----------------

The following description of the Birdsall, Inc. Retirement Savings Plan provides only general information. Participants should refer to the Plan agreement for more detailed information.

     The Plan

Birdsall, Inc. (the "Company") established the Tropical Shipping Savings Investment Plan (the "Savings Investment Plan") on September 1, 1983, to provide its eligible employees with an opportunity to accumulate retirement savings. Effective January 1, 1990, the Birdsall, Inc. Profit Sharing Plan was merged into the Savings Investment Plan and re-designated as the Birdsall, Inc. Retirement Savings Plan (the "Plan"). The funds of the Plan are held for safekeeping and investment by the Birdsall, Inc. Retirement Savings Plan Trust (the "Trust"). The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Plan Administration

Authority to control and manage the operation and administration of the Plan is vested in a committee appointed by the Board of Directors of the Company. Beginning on December 1, 2000, the Vanguard Group, Inc. acts as trustee for the Trust and holds the investments of the Plan under the terms of a trust agreement. The Vanguard Group, Inc. also acts as investment manager for certain investments of the Plan. During 1999 and for the first eleven months of 2000, the Northern Trust Company acted in a similar capacity for the Trust and the investments of the Plan. Administrative expenses associated with the operation of the Plan are paid from Plan assets.

     Contributions

The participants may elect to make, by payroll deduction, either tax-deferred or after-tax contributions, or any combination thereof that are partially matched by the Company. The Company also pays an annual discretionary profit sharing contribution allocated equally to eligible participants. In addition, the Plan accepts certain rollovers. Participants direct the investment of their contributions into various investment options offered by the Plan.




                                       -2-




     Participant Loans

Participants may borrow a minimum of $1,000 up to a maximum equal to the lessor of $50,000 or 50% of their vested account balance. Loans are repayable through payroll deductions over periods ranging up to 60 months. The interest rate is determined as the prime rate plus 1 percent and is fixed over the term of the loan. The average interest rate for outstanding participant loans as of December 31, 2000 and 1999, was 10.22 and 8.83 percent, respectively.

     Vesting and Forfeitures

A participant's contributions and earnings thereon are immediately vested. The Company's contributions and earnings thereon are vested after the participant's completion of five years of service, the participant's death while employed by the Company or retirement. If the participant's interest in the Company's contributions and earnings thereon is not vested, such interest will be forfeited if the participant's employment with the Company or an affiliate is terminated and the participant is not reemployed within five years by the Company or an affiliate. Any amounts forfeited by a participant are applied to reduce the amount of the Company's contributions under the Plan.

     Suspensions and Withdrawals

A participant may suspend contributions and will not cease to be a participant during the suspension period.

A participant may elect, under certain conditions, to withdraw participant contributions and earnings thereon prior to termination of employment. The Company's matching contributions and earnings thereon will not be distributed until the vested participant's attainment of age 59-1/2 or employment has been terminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

     Basis of Accounting

The financial statements of the Plan have been prepared on the accrual basis of accounting.

     Plan Termination

The Company expects to continue the Plan indefinitely, but reserves the right to amend or discontinue it at any time subject to the provisions of ERISA. In the event of Plan termination, participants will become fully vested in their account balances.

     Investment Valuation

The Plan states its investment in the Trust at the underlying value of the investments of the Trust as follows:

Group annuity contracts are recorded at contract value. Contract value represents contributions made plus interest at the various contract rates, less Plan withdrawals and administrative expenses. The aggregate market value of the group annuity contracts at December 31, 2000 and 1999 approximated contract value. Estimated market value is based on a variety of factors, such as contract terms, interest rate, maturity date and credit worthiness of the issue. For the years ended December 31, 2000 and 1999, the average yield on the contracts, which equals the average crediting interest rate was 6.6% and 6.5%, respectively. There are no reserves against contract value for credit risk of the issuers of contracts or otherwise.

The market value for Nicor, Inc. common stock is based on the closing price on the New York Stock Exchange Composite Tape.

The market value of the units of the common/collective trusts and registered investment companies are determined based on the underlying market value of the investments of the funds.

     Use of Estimates

The preparation of financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

     Reclassification

Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation. During the year ended December 31, 2000, Company management determined that the $233,400 liability, related to forfeitures, established during the year ended December 31, 1999 was not appropriate. Accordingly, in 2000 this liability was reversed to reduce contributions in the accompanying financial statements.

3. INVESTMENTS

The fair value of fund investments as of December 31, 2000 and 1999, that represent 5% or more of the Plan's net assets are as follows:

                                                     2000            1999
                                                 ------------    ------------
John Hancock Financial  Services
   group annuity contract                        $ 1,888,838     $ 2,748,654
Providian  Capital  Management
   group annuity contract                                  -       2,149,074
Travelers group annuity contract                           -       1,778,111
Allstate Life Insurance
   group annuity contract                          1,988,374       1,952,013
Pacific Life Insurance
   group annuity contract                          3,736,028               -
Interest bearing cash*                                     -       1,874,063
Collective stock index fund*                      21,133,537      17,429,908
NICOR Inc. common stock fund*                      2,106,771               -
Collective aggregate bond index fund*                      -       1,949,751


  *Indicates Party-in-Interest Investment


4. INCOME TAXES
   ------------

The Internal Revenue Service has determined and informed the Company by a letter dated January 23, 1997, that the Plan is qualified and the Trust established under the Plan is tax exempt under Section 401(a) of the Internal Revenue Code (the Code). The Plan's management believes that the Plan and related Trust continue to be designed and operated in compliance with the requirements of the Code.

5. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
   ---------------------------------------------------

At December 31, 1999, the Plan had $80,908, of pending participant distributions. The Plan must pass certain operational tests in compliance with
Section 401(a) of the Internal Revenue Code. The tests have not been completed for the year ended December 31, 2000. However, the Plan sponsor commits to conducting the tests and deems the pending participant distributions at December 31, 2000 to be an immaterial amount. Pending distributions are recorded as a liability in the Plan's Form 5500; however, they are not recognized as liabilities for financial statement purposes. These distributions are reflected in the statement of changes in net assets available for benefits when actually paid.




                                               BIRDSALL, INC. RETIREMENT SAVINGS PLAN


                               SCHEDULE H, PART IV, LINE 4I - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                               DECEMBER 31, 2000



  Identity of Issue, Borrower                  Description of Investment Including
        or Similar Party                      Maturity Date, Date, Rate of Interest              Cost          Current Value
--------------------------------         ----------------------------------------------      ------------    ----------------

 John Hancock Financial Services           Group annuity contract: maturity March 2002;
                                                6.37% fixed interest rate                     $1,888,838        $1,888,838

 Providian Capital Management              Group annuity contract: maturing March 2002;
                                                6.44% fixed interest rate                      1,525,255         1,525,255

 Allstate Life Insurance Company           Group annuity contract: maturing March 2003;
                                                6.22% fixed interest rate                      1,988,374         1,988,374

 Pacific Life Insurance Company            Group annuity contract: maturing March 2005;
                                                7.57% fixed interest rate                      3,736,028         3,736,028

 Travelers Insurance Company               Group annuity contract: maturing March 2004;
                                                6.14% fixed interest rate                      1,779,564         1,779,564

 Transamerica Asset Management             Group annuity contract: maturing April 2002;
                                                6.87% fixed interest rate                        333,727           333,727

 (A)  Nicor, Inc.                          Common stock at $2.50 par value                     1,688,848         2,106,771

 (A)  Participant Notes Receivable         Participant loans earning interest from                                 438,544
                                                8.75% - 10.50%

 (A)  Vanguard American Century            Registered investment company                         725,865           662,348
      International

 (A)  Vanguard Managers Special Equity     Registered investment company                       1,159,296         1,072,888

 (A)  Vanguard 500 Index Fund              Registered investment company                      14,045,580        14,071,285

 (A)  Vanguard Balanced Index              Registered investment company                       5,318,220         5,327,016

 (A)  Vanguard                             Short-term investment fund                            906,288           906,288
                                                                                                               -----------

                                                                                                               $35,836,926


(A)       Denotes party-in-interest investment.
