Form 10-Q
period 2001-06-30
NICOR INC
filed 2001-08-01
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at June 30, 2001, were 45,238,763.

Nicor Inc.                                                              Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three and six months ended
            June 30, 2001 and 2000 ........................................  2

           Consolidated Statements of Cash Flows:
            Six months ended
            June 30, 2001 and 2000 ........................................  3

           Consolidated Balance Sheets:
            June 30, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 17


Part II - Other Information

   Item 4. Submission of Matters to a Vote of Security Holders ............ 17

   Item 6. Exhibits and Reports on Form 8-K ............................... 17

           Signature ...................................................... 18

           Exhibit Index .................................................. 19


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf,MMcf,Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                  Three months ended         Six months ended
                                       June 30                   June 30
                                  -------------------     ---------------------
                                    2001       2000          2001        2000
                                  --------   --------      --------    --------

Operating revenues                $  373.0   $  348.4      $1,846.7    $1,007.7
                                  --------   --------      --------    --------

Operating expenses
   Cost of gas                       181.2      146.8       1,355.8       537.0
   Operating and maintenance          90.4       97.9         191.8       192.3
   Depreciation                       25.8       25.1          84.4        81.9
   Taxes, other than income taxes     24.8       23.2          95.9        70.9
   Other                              (2.1)         -          (2.1)          -
                                  --------   --------      --------    --------

                                     320.1      293.0       1,725.8       882.1
                                  --------   --------      --------    --------

Operating income                      52.9       55.4         120.9       125.6

Other income (expense), net            (.3)       1.2           4.2         3.5
                                  --------   --------      --------    --------

Income before interest on debt
   and income taxes                   52.6       56.6         125.1       129.1

Interest on debt, net of amounts
   capitalized                        11.9        9.8          26.1        22.0
                                  --------   --------      --------    --------

Income before income taxes            40.7       46.8          99.0       107.1

Income taxes                          14.0       16.2          33.5        37.7
                                  --------   --------       --------    --------

Net income                            26.7       30.6          65.5        69.4

Dividends on preferred stock            .1         .1            .1          .1
                                  --------   --------      --------    --------

Earnings applicable to
 common stock                     $   26.6   $   30.5      $   65.4    $   69.3
                                  ========   ========      ========    ========

Average shares of common stock
   outstanding
     Basic                            45.4       46.3          45.4        46.5
     Diluted                          45.5       46.4          45.5        46.6

Earnings per average share of
   common stock
     Basic                        $    .59   $    .66      $   1.44    $   1.49
     Diluted                           .59        .66          1.44        1.49

Dividends declared per share of
   common stock                      0.440      0.415         0.880       0.830


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                             Six months ended
                                                                  June 30
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Operating activities
   Net income                                              $   65.5    $   69.4
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            84.4        81.9
       Deferred income tax expense                             18.4         6.5
       Change in assets and liabilities:
         Receivables, less allowances                         251.7       128.9
         Gas in storage                                         6.3         2.0
         Deferred/accrued gas costs                           191.9       (25.6)
         Accounts payable                                    (332.5)       32.1
         Temporary LIFO liquidation                            29.1       105.7
         Postretirement benefits                              (16.7)      (14.4)
         Other                                                  5.3        16.2
                                                           --------    --------
   Net cash flow provided from operating activities           303.4       402.7
                                                           --------    --------

Investing activities
   Capital expenditures                                       (73.4)      (71.0)
   Short-term investments                                      (3.1)       (3.2)
   Other                                                       (4.9)       (4.8)
                                                           --------    --------
   Net cash flow used for investing activities                (81.4)      (79.0)
                                                           --------    --------

Financing activities
   Net proceeds from issuing long-term debt                   123.5        49.9
   Disbursements to retire long-term debt                     (50.0)      (50.2)
   Short-term borrowings (repayments), net                   (290.0)     (288.2)
   Dividends paid                                             (39.0)      (37.8)
   Disbursements to reacquire stock                           (10.7)      (31.8)
   Other                                                        (.1)         .9
                                                           --------    --------
   Net cash flow used for financing activities               (266.3)     (357.2)
                                                           --------    --------

Net decrease in cash and cash equivalents                     (44.3)      (33.5)

Cash and cash equivalents, beginning of period                 55.8        42.5
                                                           --------    --------

Cash and cash equivalents, end of period                   $   11.5    $    9.0
                                                           ========    ========


The accompanying notes are an integral part of these statements.



Nicor Inc.                                                          Page 4
---------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)


                                              June 30    December 31   June 30
                                               2001         2000         2000
                                             ---------   -----------  ---------
              Assets

Current assets
   Cash and cash equivalents                 $    11.5    $    55.8   $     9.0
   Short-term investments, at cost which
     approximates market                          46.1         43.0        32.9
   Receivables, less allowances of $19.1,
     $14.5 and $9.7, respectively                408.3        660.0       230.9
   Gas in storage                                 25.5         31.8        29.0
   Deferred income taxes                          48.1         57.6        20.9
   Deferred gas costs                                -         49.2        41.5
   Other                                          17.2         17.2        13.4
                                             ---------    ---------   ---------
                                                 556.7        914.6       377.6
                                             ---------    ---------   ---------

Property, plant and equipment, at cost
   Gas distribution                            3,340.6      3,292.8     3,240.3
   Shipping                                      289.7        281.8       291.3
   Other                                           2.2          2.0         1.9
                                             ---------    ---------   ---------
                                               3,632.5      3,576.6     3,533.5
   Less accumulated depreciation               1,920.7      1,847.0     1,813.1
                                             ---------    ---------   ---------
                                               1,711.8      1,729.6     1,720.4
                                             ---------    ---------   ---------
Other assets                                     258.6        241.2       228.9
                                             ---------    ---------   ---------
                                             $ 2,527.1    $ 2,885.4   $ 2,326.9
                                             =========    =========   =========

   Liabilities and Capitalization


Current liabilities
   Long-term obligations due within one year $   125.0    $   125.0   $    74.2
   Short -term borrowings                        152.0        442.0        56.0
   Accounts payable                              274.1        606.6       314.5
   Accrued gas costs                             142.7            -           -
   Accrued mercury-related costs                  54.2         78.0           -
   Temporary LIFO liquidation                     29.1            -       105.7
   Other                                          74.7         59.9        51.4
                                             ---------    ---------   ---------
                                                 851.8      1,311.5       601.8
                                             ---------    ---------   ---------

Deferred credits and other liabilities
   Deferred income taxes                         313.5        296.6       278.4
   Regulatory income tax liability                68.4         70.4        72.8
   Unamortized investment tax credits             40.1         41.1        41.9
   Other                                         103.4        104.6       102.1
                                             ---------    ---------   ---------
                                                 525.4        512.7       495.2
                                             ---------    ---------   ---------

Capitalization
   Long-term debt                                421.1        347.1       435.9
   Preferred stock                                 6.1          6.3         6.3
   Common equity
     Common stock                                113.1        113.7       115.0
     Retained earnings                           609.7        594.2       672.7
     Accumulated other comprehensive income        (.1)         (.1)          -
                                             ---------    ---------   ---------
                                               1,149.9      1,061.2     1,229.9
                                             ---------    ---------   ---------
                                             $ 2,527.1    $ 2,885.4   $ 2,326.9
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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the company's financial position or results of operations.

REGULATORY MATTERS

Performance-based rate plan. Under Nicor Gas' performance-based rate (PBR) plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. After 2001, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $1.7 million and $4.2 million of estimated PBR results as operating revenue for the three- and six-month periods, respectively, compared to $1.0 million and $2.2 million in the prior year periods.

Horizon Pipeline. In July 2001, Horizon Pipeline received final approval from the Federal Energy Regulatory Commission for the construction and operation of a 74-mile, 36-inch pipeline that will run from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. Construction of the pipeline is scheduled to commence in late summer 2001, and the pipeline is expected to be operational in the spring of 2002.

Customer choice of commodity supplier. Also in July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers. The order is subject to rehearing by the ICC and possible appeal. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without a markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.


Nicor Inc.                                                              Page 6

Notes to the Consolidated Financial Statements (Unaudited) (continued)


BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below:


                                    Three months ended     Six months ended
                                          June 30               June 30
                                    ------------------     ------------------
(millions)                            2001      2000         2001      2000
                                    --------  --------     --------  --------
Operating revenues
   Gas distribution                 $  273.5  $  263.1     $1,620.1  $  836.7
   Shipping                             54.3      61.2        113.0     120.5
   Other energy ventures                48.4      24.2        141.8      50.7
   Corporate and eliminations           (3.2)      (.1)       (28.2)      (.2)
                                    --------  --------     --------  --------
                                    $  373.0  $  348.4     $1,846.7  $1,007.7
                                    ========  ========     ========  ========

Operating income (loss)
   Gas distribution                 $   49.1  $   47.5     $  113.7  $  112.5
   Shipping                              3.6       5.9          6.9      11.5
   Other energy ventures                 1.0       3.6          1.9       3.6
   Corporate and eliminations            (.8)     (1.6)        (1.6)     (2.0)
                                    --------  --------     --------  --------
                                    $   52.9  $   55.4     $  120.9  $  125.6
                                    ========  ========     ========  ========

2001 operating revenues of other energy ventures include $2.7 million and $27.0 million from the sale of natural gas to Nicor Gas for the three- and six- month periods, respectively.


COMPREHENSIVE INCOME

At June 30, 2001, Nicor held agreements that hedge the risk-free interest rate of an anticipated debt issuance of $75 million in August 2001. The change in the fair market value of the agreements is reported as a component of other comprehensive income. Comprehensive income consisted of the following:

                                     Three months ended      Six months ended
                                          June 30                June 30
                                     ------------------     ------------------
(millions)                             2001      2000         2001      2000
                                     --------  --------     --------  --------

Net income                           $   26.7  $   30.6     $   65.5  $   69.4
Unrealized gain on hedge,
  net of tax                              1.0         -            -         -
                                     --------  --------     --------  --------
Comprehensive income                 $   27.7  $   30.6     $   65.5  $   69.4
                                     ========  ========     ========  ========

LONG-TERM DEBT

Nicor Gas has $350 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

Nicor Inc.                                                             Page 7

In May 2001, Nicor Gas issued $50 million of First Mortgage Bonds due in 2016 at 7.2%. A portion of the net proceeds replenished corporate funds used previously to redeem $25 million of 6.25% First Mortgage Bonds due in 1999. The remainder of the net proceeds replenished a portion of corporate funds used previously to redeem $50 million of 8.25% First Mortgage Bonds due in 2024.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action has entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. It is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

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

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding this work performed under the Section 106 Administrative Order. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,050 homes have been found to have traces of mercury requiring cleanup.



Nicor Inc.                                                              Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. Through June 30, 2001, the company has incurred $94 million in associated costs, leaving a $54 million current liability. The remaining liability represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. At this stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, has notified its insurers, and will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. In the second quarter of 2001, Nicor Gas recovered, net of related expenses, $2.1 million from certain insurance carriers of the company and its independent contractors. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

Manufactured gas plant sites. Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs



Nicor Inc.                                                              Page 9

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In the second quarter of 2001, Nicor Gas reached a settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers, the final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

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

SUMMARY

Nicor's diluted earnings per share for the three- and six-month periods ended June 30, 2001, were $.59 and $1.44, respectively, compared to diluted earnings per share of $.66 and $1.49, respectively, for the same periods in 2000. Second quarter net income was $26.7 million in 2001 compared to $30.6 million in 2000. Net income for the six-month period decreased to $65.5 million from $69.4 million a year ago. Operating income for both 2001 periods includes income from partial insurance recovery relating to the gas distribution segment's mercury inspection and repair program. Excluding the mercury-related recoveries, a decline in operating income for both periods occurred in the company's two major business segments and in Nicor's other energy ventures. Lower results from the company's nonregulated retail energy marketing joint venture and higher interest expense also contributed to the decrease in net income for the three- and six-month periods. Per share results in both periods were favorably affected by the company's common stock repurchase program.

Operating income. Operating income (loss) by major business segment was:

                                Three months ended      Six months ended
                                      June 30                June 30
                                ------------------     ------------------
   (millions)                     2001      2000         2001      2000
                                --------  --------     --------  --------

   Gas distribution             $   49.1  $   47.5     $  113.7  $  112.5
   Shipping                          3.6       5.9          6.9      11.5
   Other energy ventures             1.0       3.6          1.9       3.6
   Corporate and eliminations        (.8)     (1.6)        (1.6)     (2.0)
                                --------  --------     --------  --------
                                $   52.9  $   55.4     $  120.9  $  125.6
                                ========  ========     ========  ========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income increased for the three- and six-month periods by $1.6 million to $49.1 million and $1.2 million to $113.7 million, respectively. Second quarter results for 2001 include a slight decrease in margin compared to last year that was more than offset by a $2.1 million insurance recovery, net of expenses, related to the company's mercury inspection and repair program. The year-to-date improvement was primarily due to increased margin and the second quarter mercury-related cost recovery, partially offset by higher operating and maintenance expenses. Factors impacting margin are discussed on page 12.

o Containerized shipping operating income decreased about 40 percent for the three- and six-month periods ended June 30, 2001 due to lower volumes shipped which more than offset the positive effect of slightly higher average rates for both periods. Lower volumes were primarily attributable to a slowdown in the economy.


Nicor Inc.                                                             Page 11


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

o Operating income from Nicor's other energy ventures decreased $2.6 million and $1.7 million for the three- and six-month periods. Improved operating results from Nicor's wholesale natural gas marketing and residential energy-related products and services businesses were more than offset by a decline in operating income from Nicor's technology business.

Nonoperating items. Other income (expense) for the quarter was $(.3) million, compared to $1.2 million a year ago. For the six months ended June 30, other income increased to $4.2 million in 2001 from $3.5 million in 2000. Nicor's nonregulated retail energy marketing joint venture posted lower results in both periods. The improvement for the six-month period was due primarily to increased interest income from higher short-term investment balances.

Interest expense for the three- and six-month periods increased $2.1 million to $11.9 million and $4.1 million to $26.1 million, respectively, due to higher average borrowing levels. Higher gas procurement costs, costs associated with the mercury inspection and repair program and a new customer deferred payment plan contributed to the higher borrowing levels.

Earnings for both periods of 2001 were also favorably impacted by a reduction in Nicor's effective income tax rate related to the shipping segment. Beginning in 2001, deferred taxes are no longer recorded on undistributed foreign earnings that are indefinitely reinvested offshore.

2001 Outlook. Excluding any charges or credits related to the mercury inspection and repair program and assuming normal weather for the remainder of the year, management currently expects 2001 annual diluted earnings to be in the range of $3.00 to $3.10 per share and anticipates that third quarter diluted earnings will be in the range of $.50 to $.60 per share. Although management believes the foregoing forward-looking statements about its earnings expectations are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, natural gas prices, interest rates, borrowing needs, weather conditions, economic and market conditions, energy conservation, legislative and regulatory actions, asset sales, PBR plan results and any future mercury-related charges or credits.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 15 and 16. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were:

                                 Three months ended       Six months ended
                                     June 30                 June 30
                                 ------------------      ------------------
   (millions)                      2001      2000          2001      2000
                                 --------  --------      --------  --------

   Gas distribution              $  273.5  $  263.1      $1,620.1  $  836.7
   Shipping                          54.3      61.2         113.0     120.5
   Other energy ventures             48.4      24.2         141.8      50.7
   Corporate and eliminations        (3.2)      (.1)        (28.2)      (.2)
                                 --------  --------      --------  --------
                                 $  373.0  $  348.4      $1,846.7  $1,007.7
                                 ========  ========      ========  ========

Gas distribution revenues increased slightly in the three-month period and nearly doubled for the six-month period due primarily to higher natural gas prices, which are passed directly through to customers


Nicor Inc.                                                           Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

without markup. For the quarter, the impact of higher natural gas prices was partially offset by the effect of warmer weather than in 2000. For both periods, the decline in shipping revenues reflects fewer volumes shipped compared to a year ago partially offset by slightly higher average rates. Reduced volumes were due to a slowdown in the economy, which has resulted in lower construction- and tourist- related shipments in the Carribean region. Revenues generated from Nicor's wholesale natural gas marketing business accounted for the increase in other energy ventures. The elimination of natural gas sales from Nicor's wholesale natural gas marketing business to Nicor Gas is reflected in corporate and eliminations.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, decreased in the second quarter to $110.3 million compared to $111.3 million a year ago, and for the six months ended June 30, 2001, gas distribution margin increased to $280.0 million compared to $274.5 million in 2000. Positively affecting margin for both periods were higher customer financing charges, larger contributions from gas supply related services and improved results from the performance-based rate plan. Both the three- and six-month comparisons were adversely affected by the higher cost of natural gas used to operate company equipment and facilities, customer conservation and the absence of income relating to a large construction project recorded in the second quarter of last year. The three-month comparison was also negatively impacted by lower deliveries due to warmer weather than a year ago, while the six-month comparison benefited from colder weather during the first quarter.

Operating and maintenance. Operating and maintenance expense for 2001 decreased $7.5 million to $90.4 million, and $.5 million to $191.8 million, in the three- and six-month periods, respectively. Decreased volumes and actions taken by management to respond to the economic slowdown resulted in lower operating and maintenance expenses in the shipping segment for both periods. For the year-to-date period, lower expenses in the shipping segment and at Nicor's other energy ventures essentially offset increased gas distribution operating expenses. Bad debt and customer service expenses both rose in the gas distribution segment as an indirect result of higher natural gas prices.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $99.3 million to $303.4 million for the six months ended June 30, 2001, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. At June 30, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $522.5 million and the company had $152.0 million of commercial paper outstanding.

Nicor Gas has $350 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In May 2001, Nicor Gas issued $50 million of First Mortgage Bonds due in 2016 at 7.2%. A portion of the net proceeds replenished corporate funds used previously to redeem $25 million of 6.25% First Mortgage Bonds due in 1999. The remainder of the net proceeds replenished a portion of corporate funds used to redeem
$50 million of 8.25% First Mortgage Bonds due in 2024.



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

Under an existing common stock repurchase program, Nicor purchased and retired 168,000 common shares during the second quarter of 2001 at an aggregate cost of $6.5 million. For the six-month period, Nicor purchased 258,000 common shares at an aggregate cost of $10.0 million. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities.

Effective with the dividend paid on May 1, 2001, Nicor's quarterly dividend on common stock was increased to 44 cents per share. This payment represents an annual rate of $1.76 per share, which is 6 percent higher than the $1.66 rate established with the May 1, 2000 dividend.

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of significant weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7 percent warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days, or about 15 percent of normal.

Horizon Pipeline. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. The joint venture will construct and operate a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border at an estimated cost of about $80 million. The project has received final Federal Energy Regulatory Commission approval. The pipeline capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. Construction of the pipeline is scheduled to commence in late summer 2001, and the pipeline is expected to be operational in the spring of 2002.

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers. The order is subject to rehearing by the ICC and possible appeal. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without a markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.



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



Nicor Inc.                                                           Page 15
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                    Three months ended       Six months ended
                                         June 30                  June 30
                                    ------------------      ------------------
                                      2001      2000          2001      2000
                                    --------  --------      --------  --------
Operating revenues (millions):
   Sales
     Residential                    $  171.3  $  171.1      $1,164.5  $  558.4
     Commercial                         33.5      30.1         222.0     106.0
     Industrial                          4.0       4.3          33.9      15.4
                                    --------  --------      --------  --------
                                       208.8     205.5       1,420.4     679.8
                                    --------  --------      --------  --------
   Transportation
     Residential                         2.0       1.3           4.9       2.2
     Commercial                         14.6      15.6          42.4      40.4
     Industrial                         11.0      10.9          23.0      22.8
     Other                               2.0       1.4           6.0       3.7
                                    --------  --------      --------  --------
                                        29.6      29.2          76.3      69.1
                                    --------  --------      --------  --------

   Other revenues
     Revenue taxes                      20.6      18.5          87.1      60.8
     Performanced-based rate plan        1.7       1.0           4.2       2.2
     Chicago Hub                         2.8       1.0           5.5       2.3
     Weather insurance                     -        .4             -       7.3
     Other                              10.0       7.5          26.6      15.2
                                    --------  --------      --------  --------
                                        35.1      28.4         123.4      87.8
                                    --------  --------      --------  --------
                                    $  273.5  $  263.1      $1,620.1  $  836.7
                                    ========  ========      ========  ========

Deliveries (Bcf):
   Sales
     Residential                        23.5      28.7         125.9     118.9
     Commercial                          5.0       5.2          24.3      22.3
     Industrial                           .7        .7           3.8       3.4
                                    --------  --------      --------  --------
                                        29.2      34.6         154.0     144.6
                                    --------  --------      --------  --------
   Transportation
     Residential                          .7        .5           3.8       1.4
     Commercial                         11.8      13.5          52.7      50.2
     Industrial                         31.5      37.2          71.1      81.4
                                    --------  --------      --------  --------
                                        44.0      51.2         127.6     133.0
                                    --------  --------      --------  --------
                                        73.2      85.8         281.6     277.6
                                    ========  ========      ========  ========

Customers at end of period (thousands):
   Sales
     Residential                     1,746.2   1,722.9
     Commercial                         97.5      93.0
     Industrial                          6.4       6.2
                                    --------  --------
                                     1,850.1   1,822.1
                                    --------  --------
   Transportation
     Residential                        63.3      55.9
     Commercial                         69.4      72.5
     Industrial                          7.4       7.7
                                    --------  --------
                                       140.1     136.1
                                    --------  --------
                                     1,990.2   1,958.2
                                    ========  ========

Other statistics:
   Degree days                           535       619         3,639     3,204
   Colder (warmer) than normal*        (22)%     (10)%          (5)%     (17)%
   Average gas cost per Mcf sold      $ 4.84    $ 3.80        $ 8.11    $ 3.44


* The company holds weather derivitive instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 13.




Nicor Inc.                                                           Page 16
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

                                    Three months ended      Six months ended
                                         June 30                June 30
                                    ------------------     ------------------
                                      2001      2000         2001      2000
                                    --------  --------     --------  --------

TEUs shipped (thousands):
   Southbound                           28.5      34.5         59.5      67.7
   Northbound                            4.5       4.5          9.1       8.6
   Interisland                           1.6       1.7          3.1       3.6
                                    --------  --------     --------  --------
                                        34.6      40.7         71.7      79.9
                                    ========  ========     ========  ========

Other statistics:
   Revenue per TEU                  $  1,568  $  1,488     $  1,576  $  1,496
   Ports served                           23        24
   Vessels operated                       16        18



Nicor Inc.                                                             Page 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 14, which is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 19, 2001, for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors' solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 21, 2001. There were no "broker nonvotes."

Nominees for directors, as listed in the proxy statement, were elected as indicated below:


                                                 Shares           Shares
                                                 Voted             Voted
                       Nominee                    FOR            WITHHELD
          --------------------------          -------------     ------------

          Robert M. Beavers, Jr.               38,373,620         383,680
          Bruce P. Bickner                     38,355,036         404,307
          John H. Birdsall, III                38,389,738         379,749
          Thomas A. Donahoe                    38,376,509         383,461
          Thomas L. Fisher                     38,354,821         412,940
          John E. Jones                        38,356,798         398,105
          Dennis J. Keller                     38,378,112         381,393
          William A. Osborn                    38,378,267         382,548
          John Rau                             38,348,875         404,133
          Patricia A. Wier                     38,345,417         406,988


Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 19 filed herewith.

   (b) The company did not file a report on Form 8-K during the second quarter of 2001.

Nicor Inc.                                                             Page 18

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Nicor Inc.




Date  August 1, 2001                     By  /S/ KATHLEEN L. HALLORAN

                                             Kathleen L. Halloran
                                             Executive Vice President
                                             Finance and Administration

Nicor Inc.                                                             Page 19

Exhibit Index

  Exhibit
  Number                          Description of Document

   4.01 * Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 333-65486, Form S-3, Exhibit 4.18.)


   * This exhibit has been previously filed with the Securities and Exchange Commission as an exhibit to registration statements or to other filings with the Commission and is incorporated herein as an exhibit by reference. The file number and exhibit number of the exhibit is stated, in parentheses, in the description of the exhibit.