Form 10-Q
period 2001-09-30
NICOR INC
filed 2001-10-31
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001


                                       or


      [   ] Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934





 Commission     Registrant, State of Incorporation,     I.R.S. Employer
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at September 30, 2001, were 44,782,324.

Nicor Inc.                                                            Page i
------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three and nine months ended
            September 30, 2001 and 2000 ...................................  2

           Consolidated Statements of Cash Flows:
            Nine months ended
            September 30, 2001 and 2000 ...................................  3

           Consolidated Balance Sheets:
            September 30, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 18


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 18

   Item 6. Exhibits and Reports on Form 8-K ............................... 18

           Signature ...................................................... 19

           Exhibit Index .................................................. 20


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf.Thousand cubic feet, million cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.
TEU............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                             Page 1
------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed unaudited financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

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

Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                  Three months ended       Nine months ended
                                     September 30             September 30
                                  ------------------       ------------------
                                    2001      2000           2001      2000
                                  --------  --------       --------  --------

Operating revenues                $  244.4  $  301.0      $2,091.1   $1,308.7
                                  --------  --------      --------   --------

Operating expenses
   Cost of gas                        79.0     129.2       1,434.8      666.2
   Operating and maintenance          89.8      90.9         281.6      283.2
   Depreciation                       19.6      19.7         104.0      101.6
   Taxes, other than income taxes     11.8      14.2         107.8       85.1
   Other                              (9.2)    148.0         (11.4)     148.0
                                  --------  --------      --------   --------
                                     191.0     402.0       1,916.8    1,284.1
                                  --------  --------      --------   --------

Operating income (loss)               53.4    (101.0)        174.3       24.6

Other income (expense), net            8.0       6.4          12.2        9.9
                                  --------  --------      --------   --------

Income (loss) before interest
   expense and income taxes           61.4     (94.6)        186.5       34.5

Interest expense, net of
   amounts capitalized                10.5      11.9          36.6       33.9
                                  --------  --------      --------   --------

Income (loss) before income taxes     50.9    (106.5)        149.9         .6

Income tax expense (benefit)          17.9     (43.8)         51.4       (6.1)
                                  --------  --------      --------   --------

Net income (loss)                     33.0     (62.7)         98.5        6.7

Dividends on preferred stock            .1        .1            .2         .2
                                  --------  --------      --------   --------

Earnings (loss) applicable to
   common stock                   $   32.9  $  (62.8)    $    98.3   $    6.5
                                  ========  ========      ========   ========

Average shares of common stock
   outstanding
     Basic                            45.0      45.8          45.2       46.3
     Diluted                          45.1      45.8          45.4       46.4

Earnings (loss) per average share
   of common stock
     Basic                        $    .73  $  (1.37)    $    2.17   $    .14
     Diluted                           .73     (1.37)         2.17        .14

Dividends declared per share of
   common stock                   $   .440  $   .415     $   1.320   $  1.245


The accompanying notes are an integral part of these statements.







Nicor Inc.                                                              Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                            Nine months ended
                                                               September 30
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Operating activities
   Net income                                              $   98.5   $    6.7
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                           104.0      101.6
       Deferred income tax expense (benefit)                   22.1       (7.8)
       Change in assets and liabilities:
         Accounts receivable, less allowances                 362.4       91.6
         Gas in storage                                         8.6      (31.3)
         Deferred/accrued gas costs                           191.2      (65.0)
         Accounts payable                                    (339.4)      73.8
         Postretirement benefits                              (25.5)     (21.1)
         Other                                                 (5.8)     102.9
                                                           --------   --------
   Net cash flow provided from operating activities           416.1      251.4
                                                           --------   --------

Investing activities
   Capital expenditures                                      (120.3)    (115.8)
   Net decrease (increase) in short-term investments           (5.9)      (5.7)
   Loans to joint ventures                                    (21.3)         -
   Other                                                       (2.2)        .5
                                                           --------   --------
   Net cash flow used for investing activities               (149.7)    (121.0)
                                                           --------   --------

Financing activities
   Net proceeds from issuing long-term debt                   197.6       49.9
   Disbursements to retire long-term debt                    (227.1)     (73.6)
   Short-term borrowings (repayments), net                   (166.0)       (.7)
   Dividends paid                                             (59.0)     (56.9)
   Disbursements to reacquire stock                           (28.4)     (44.4)
   Other                                                          -        1.3
                                                           --------   --------
   Net cash flow used for financing activities               (282.9)    (124.4)
                                                           --------   --------

Net (decrease) increase in cash and cash equivalents          (16.5)       6.0

Cash and cash equivalents, beginning of period                 55.8       42.5
                                                           --------   --------

Cash and cash equivalents, end of period                   $   39.3   $   48.5
                                                           ========   ========


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                            Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)





                                       September 30   December 31   September 30
                                           2001           2000          2000
                                       ------------   -----------   ------------
               Assets

Current assets
   Cash and cash equivalents           $       39.3   $      55.8   $      48.5
   Short-term investments, at cost
     which approximates market                 48.9          43.0          35.4
   Accounts receivable, less
     allowances of $15.6, $14.5 and
     $8.0, respectively                       296.5         658.9         268.2
   Notes receivable - joint ventures           22.4           1.1             -
   Gas in storage                              23.2          31.8          62.3
   Deferred income taxes                       45.8          57.6          40.7
   Deferred gas costs                             -          49.2          80.9
   Other                                       23.8          17.2          41.6
                                       ------------   -----------   -----------
                                              499.9         914.6         577.6
                                       ------------   -----------   -----------

Property, plant and equipment, at cost
   Gas distribution                         3,374.8       3,292.8       3,262.2
   Shipping                                   294.6         281.8         300.7
   Other                                        2.3           2.0           2.0
                                       ------------   -----------   -----------
                                            3,671.7       3,576.6       3,564.9
   Less accumulated depreciation            1,934.8       1,847.0       1,822.1
                                       ------------   -----------   -----------
                                            1,736.9       1,729.6       1,742.8
                                       ------------   -----------   -----------
Other assets                                  274.4         241.2         235.4
                                       ------------   -----------   -----------
                                       $    2,511.2   $   2,885.4   $   2,555.8
                                       ============   ===========   ===========


   Liabilities and Capitalization

Current liabilities
   Long-term obligations due
     within one year                   $          -   $     125.0   $     126.8
   Short-term borrowings                      276.0         442.0         343.5
   Accounts payable                           267.2         606.6         356.2
   Accrued gas costs                          142.0             -             -
   Accrued mercury-related costs               41.5          78.0         144.9
   Temporary LIFO liquidation                   5.9             -             -
   Other                                       78.8          59.9          42.7
                                       ------------   -----------   -----------
                                              811.4       1,311.5       1,014.1
                                       ------------   -----------   -----------

Deferred credits and other liabilities
   Deferred income taxes                      315.9         296.6         284.7
   Regulatory income tax liability             67.5          70.4          71.9
   Unamortized investment tax credits          39.6          41.1          41.5
   Other                                      107.6         104.6          83.4
                                       ------------   -----------   -----------
                                              530.6         512.7         481.5
                                       ------------   -----------   -----------
Capitalization
   Long-term debt                             446.0         347.1         360.2
   Preferred stock                              6.1           6.3           6.3
   Common equity
     Common stock                             112.0         113.7         114.1
     Retained earnings                        606.5         594.2         579.6
     Accumulated other
       comprehensive income (loss)             (1.4)          (.1)            -
                                       ------------   -----------   -----------
                                            1,169.2       1,061.2       1,060.2
                                       ------------   -----------   -----------
                                       $    2,511.2   $   2,885.4   $   2,555.8
                                       ============   ===========   ===========


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                            Page 5
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the company's financial position or results of operations.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

REGULATORY MATTERS

Performance-based rate plan. Under Nicor Gas' performance-based rate (PBR) plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. In 2002, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $3.3 million and $7.5 million of estimated PBR results as operating revenue for the three- and nine- month periods, respectively, compared to $5.4 million and $7.6 million in the corresponding prior year periods.


Nicor Inc.                                                             Page 6
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Horizon Pipeline. In July 2001, Horizon Pipeline Company L.L.C. received final approval from the Federal Energy Regulatory Commission for the construction and operation of a 74-mile, 36-inch pipeline that will run from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. Construction of the pipeline commenced in October 2001, and the pipeline is expected to be operational in the spring of 2002 at a total cost of about $80 million.

Customer choice of commodity supplier. Also in July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers beginning in March 2002. The matter is before the ICC on rehearing with respect to certain program details, and a decision is expected in January 2002. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                              Three months ended     Nine months ended
                                 September 30           September 30
                              -------------------    -------------------
                                2001       2000        2001       2000
                              --------   --------    --------   --------
Operating revenues
   Gas distribution           $  156.3   $  203.0    $1,776.4   $1,039.7
   Shipping                       52.7       60.4       165.7      180.9
   Other energy ventures          39.2       38.1       181.0       88.7
   Corporate and eliminations     (3.8)       (.5)      (32.0)       (.6)
                              --------   --------    --------   --------
                              $  244.4   $  301.0    $2,091.1   $1,308.7
                              ========   ========    ========   ========

Operating income (loss)
   Gas distribution           $   48.4   $ (106.6)   $  162.1   $    5.9
   Shipping                        4.2        5.2        11.1       16.6
   Other energy ventures           1.2         .9         3.1        4.5
   Corporate and eliminations      (.4)       (.5)       (2.0)      (2.4)
                              --------   --------    --------   --------
                              $   53.4   $ (101.0)   $  174.3   $   24.6
                              ========   ========    ========   ========

2001 operating revenues of other energy ventures include $3.3 million and $30.3 million from the sale of natural gas to Nicor Gas for the three- and nine-month periods, respectively.








Nicor Inc.                                                             Page 7
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

                                Three months ended       Nine months ended
                                    September 30           September 30
                                -------------------     -------------------
                                  2001       2000         2001       2000
                                --------   --------     --------   --------
Net income (loss)               $   33.0   $  (62.7)    $   98.5   $    6.7
Other comprehensive loss,
  net of tax                        (1.3)         -         (1.3)       (.1)
                                --------   --------     --------   --------
                                $   31.7   $  (62.7)    $   97.2   $    6.6
                                ========   ========     ========   ========

LONG-TERM DEBT

Nicor Gas has $275 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $75 million due in 2008 at 5.875%, $50 million due in 2016 at 7.2%, and $75 million due in 2011 at 6.625%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, and $50 million due in 2021 at 8.875%. Nicor Gas also retired $50 million of unsecured notes in 2001.

RELATED PARTY TRANSACTIONS

Nicor has a 50 percent interest in Nicor Energy L.L.C., a joint venture that offers natural gas, electricity and related retail services to customers primarily in Illinois. At September 30, 2001, Nicor had $10 million of short-term notes receivable at market interest rates due from Nicor Energy.

At September 30, 2001, Nicor Horizon, Inc., a subsidiary of Nicor, had $12.4 million of short-term notes receivable at market interest rates due from the Horizon Pipeline joint venture. For details concerning the Horizon Pipeline see page 6.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of

Nicor Inc.                                                             Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,060 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001 Nicor Gas entered into a settlement agreement with respect to the Attorney General's Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas will pay a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order requires the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities. Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding the work performed under the Section 106 Administrative Order.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement agreement requires court approval, which is currently being sought, and the agreement permits class members to "opt out" of the settlement and pursue their claims individually.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. More recent experience indicates reductions in the overall assumed rate of homes estimated to be found with traces of mercury requiring cleanup and lower average cleanup and repair costs. Through September 30, 2001, the company has incurred $97.5 million in associated costs, leaving a $41.5 million current liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Inc.                                                             Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through September 30, 2001, Nicor Gas has recovered, net of related expenses, $2.4 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills and Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In the second quarter of 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers, the final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.



Nicor Inc.                                                            Page 10
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

SUMMARY

Nicor's diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2001, was $.73 and $2.17, respectively, compared to $(1.37) and $.14, respectively, in 2000. Net income (loss) for the three- and nine-month periods was $33.0 million and $98.5 million, respectively, compared to $(62.7) million and $6.7 million, respectively, a year ago.

An unusual charge of $148 million was recorded as operating expense in the third quarter of 2000 to establish a reserve related to the gas distribution segment's mercury inspection and repair program. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. Operating income for both 2001 periods includes the positive effect of partial recoveries from insurers and contractors. For details of Nicor Gas' mercury inspection and repair program see page 7.

Excluding these unusual mercury-related impacts, Nicor's diluted earnings per share for the three- and nine-month periods ended September 30, 2001, were $.61 and $2.01, respectively, compared to $.59 and $2.07 in the corresponding 2000 periods. Net income, excluding the mercury-related impacts increased $.4 million to $27.4 million for the three-month period and decreased $4.8 million to $91.6 million for the nine-month period.

Excluding the mercury-related impacts, a decline in operating income for both periods occurred in the company's two major business segments - gas distribution and shipping. Nicor's other energy ventures posted a modest increase in operating income for the quarter, although year-to-date operating income from these ventures is lower than the year-ago period. Nonoperating results for both periods reflect increased interest income from higher short-term investment balances. Decreased interest expense and improved results from Nicor's nonregulated retail energy marketing joint venture are reflected in 2001 third quarter earnings. Per share results in both periods were favorably affected by the company's common stock repurchase program.

Operating income. Operating income (loss) by major business segment was (in millions):

                                Three months ended     Nine months ended
                                   September 30           September 30
                                ------------------    ------------------
                                  2001      2000        2001      2000
                                --------  --------    --------  --------
   Gas distribution             $   48.4  $ (106.6)   $  162.1  $    5.9
   Shipping                          4.2       5.2        11.1      16.6
   Other energy ventures             1.2        .9         3.1       4.5
   Corporate and eliminations        (.4)      (.5)       (2.0)     (2.4)
                                --------  --------    --------  --------
                                $   53.4  $ (101.0)   $  174.3  $   24.6
                                ========  ========    ========  ========

The following summarizes operating income comparisons for business segments:

o Gas distribution operating income for the three- and nine-month periods ended September 30, 2001, increased substantially when compared to the corresponding prior-year periods. However, excluding

Nicor Inc.                                                           Page 12
-----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   the unusual mercury-related impacts, gas distribution operating income decreased slightly to $39.2 million and $150.7 million for the current three- and nine-month periods, respectively, compared to $41.4 million and $153.9 million a year ago. Results for both periods reflect an increase in operating and maintenance expense related to last winter's higher natural gas prices, which more than offset slightly improved gas distribution margin for the nine-month period. Factors impacting margin and operating and maintenance expense are discussed on page 13.

o A slowdown in the U.S. and Caribbean economies has resulted in a decrease in containerized shipping operating income of $1.0 million and $5.5 million for the three- and nine-month periods ended September 30, 2001, respectively. Lower volumes shipped more than offset the positive effect of slightly higher average rates and lower operating and maintenance expense for both periods.

o Operating income from Nicor's other energy ventures decreased $1.4 million for the nine-month period. Improved year-to-date operating results from Nicor's wholesale natural gas marketing and residential energy-related products and services businesses were more than offset by a decline in operating income from Nicor's technology business.

Nonoperating items. Other income for the quarter was $8.0 million, compared to $6.4 million a year ago. Other income year-to-date increased to $12.2 million in 2001 from $9.9 million in 2000. Increased interest income from higher short-term investment balances contributed to the improvement for the three- and nine-month periods. In addition, Nicor's nonregulated retail energy marketing joint venture posted improved results in the third quarter of 2001.

Interest expense for the three-month period decreased $1.4 million to $10.5 million due to lower interest rates. Interest expense for the nine-month period increased from $33.9 million in 2000 to $36.6 million in 2001 due to higher average borrowing levels. Increased gas procurement costs, costs associated with the mercury inspection and repair program and a new customer deferred payment plan contributed to the higher borrowing levels.

Exclusive of the mercury-related impacts, the effective tax rate declined to 34% for the nine months ended September 30, 2001, due to a reduction in Nicor's effective income tax rate related to the shipping segment. Beginning in 2001, deferred taxes are no longer recorded on undistributed foreign earnings that are indefinitely reinvested offshore. The overall effective income tax rate for the 2000 periods varied from its customary level due to the effect of the unusual charge by Nicor Gas related to its mercury program described on page 7. Excluding the mercury charge, federal and state income taxes were provided at Nicor's more typical effective income tax rate of about 35%.

2001 Outlook. Excluding any charges or credits related to the mercury inspection and repair program and assuming normal weather for the remainder of the year, management currently expects 2001 annual diluted earnings to be in the range of $3.00 to $3.10 per share. Although management believes the foregoing forward-looking statements about its earnings expectations are based on reasonable assumptions, actual results may vary materially from stated expectations. Other factors that could cause materially different results include, but are not limited to, natural gas prices, interest rates, economic and market conditions, energy conservation, legislative and regulatory actions, asset sales, and performance-based rate (PBR) plan results.



Nicor Inc.                                                         Page 13
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 16 and 17. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were (in million):

                                  Three months ended     Nine months ended
                                     September 30          September 30
                                  ------------------    ------------------
                                    2001      2000        2001      2000
                                  --------  --------    --------  --------
   Gas distribution               $  156.3  $  203.0    $1,776.4  $1,039.7
   Shipping                           52.7      60.4       165.7     180.9
   Other energy ventures              39.2      38.1       181.0      88.7
   Corporate and eliminations         (3.8)      (.5)      (32.0)      (.6)
                                  --------  --------    --------  --------
                                  $  244.4  $  301.0    $2,091.1  $1,308.7
                                  ========  ========    ========  ========

The fluctuations in gas distribution revenues were due primarily to significant volatility in natural gas costs, which are passed directly through to customers without markup. For both periods, the decline in shipping revenues reflects lower volumes compared to a year ago. Reduced volumes were due to a slowdown in the economy, which has resulted in lower construction- and tourist-related shipments in the Carribean region. Revenues generated from Nicor's wholesale natural gas marketing business accounted for the year-to-date increase in other energy ventures due to higher natural gas prices in the first and second quarter. The elimination of natural gas sales from Nicor's wholesale natural gas marketing business to Nicor Gas is reflected in corporate and eliminations.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, decreased slightly in the third quarter to $97.7 million compared to $98.2 million a year ago. For the nine months ended September 30, 2001, gas distribution margin increased to $377.7 million compared to $372.7 million in 2000. Positively affecting margin for both periods were higher customer financing charges and larger contributions from gas supply-related services. Both the three- and nine-month comparisons were adversely affected by lower demand unrelated to weather. The three-month period also reflects lower performance-based rate plan results, which may vary from quarter to quarter. The nine-month period was also negatively impacted by the higher cost of natural gas used to operate company equipment and facilities and the absence of income relating to a large construction project recorded in the second quarter of last year.

Operating and maintenance. Operating and maintenance expense for 2001 decreased $1.1 million to $89.8 million and $1.6 million to $281.6 million, in the three- and nine-month periods, respectively. Decreased volumes and actions taken by management to respond to the economic slowdown resulted in lower operating and maintenance expenses in the shipping segment for both periods. For both 2001 periods, improvements in the shipping segment were nearly offset by increased operating expenses in the gas distribution segment and at Nicor's other energy ventures. The increase in the gas distribution segment was due primarily to higher bad debt expense in both periods resulting from last winter's higher natural gas prices. Higher operating and maintenance expenses at Nicor's other energy ventures were primarily associated with an increased volume of activity.



Nicor Inc.                                                           Page 14
-----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other operating expense. Other operating expense reflects estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program on page 7.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities increased $164.7 million to $416.1 million for the nine months ended September 30, 2001, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. At September 30, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $432.5 million and the company had $276.0 million of commercial paper outstanding.

Nicor Gas has $275 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $75 million due in 2008 at 5.875%, $50 million due in 2016 at 7.2%, and $75 million due in 2011 at 6.625%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, and $50 million due in 2021 at 8.875%. Nicor Gas also retired $50 million of unsecured notes in 2001.

Under a common stock repurchase program completed in October 2001, Nicor purchased and retired 482,000 common shares during the third quarter of 2001 at an aggregate cost of $18.2 million. For the nine-month period, Nicor purchased 740,000 common shares at an aggregate cost of $28.2 million. In September 2001, Nicor announced another $50 million common stock repurchase program. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other investment opportunities.

Effective with the dividend paid on May 1, 2001, Nicor's quarterly dividend on common stock was increased to 44 cents per share. This payment represents an annual rate of $1.76 per share, which is 6 percent higher than the $1.66 rate established with the May 1, 2000 dividend.

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of significant weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7 percent warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days, or about 15 percent of normal. Nicor Gas has entered into similar agreements for 2002.


Nicor Inc.                                                         Page 15
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Horizon Pipeline. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc. The joint venture will construct and operate a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border at an estimated cost of about $80 million. The project has received final Federal Energy Regulatory Commission approval. The pipeline capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. Construction of the pipeline commenced in October 2001, and the pipeline is expected to be operational in 2002.

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers beginning in March 2002. The matter is before the ICC on rehearing with respect to certain program details, and a decision is expected in January 2002. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without a markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Asset acquisition of Kent Line International container division. In October 2001, Tropical Shipping, a subsidiary of Nicor Inc., acquired the container assets of Kent Line International. With this acquisition, Tropical Shipping will begin offering Canadian customers an all-water service from Saint John in New Brunswick, Canada to Tropical's network of Caribbean destinations. The acquisition is expected to increase Tropical Shipping's annual volumes by about 10 percent.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998. For valuation purposes Nicor Gas utilizes a September 30 measurement date to determine the company's annual pension expense or credit. During the 12 months ended September 30, 2001 the pension plan experienced negative investment returns, which will negatively impact the company's pension credit and operating income beginning in 2002. The impact has not yet been quantified.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since December 31, 2000.





Nicor Inc.                                                         Page 16
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.


                                     Three months ended       Nine months ended
                                        September 30             September 30
                                     ------------------       ------------------
                                       2001      2000           2001      2000
                                     --------  --------       --------  --------
Operating revenues (millions):
   Sales
     Residential                     $   93.5  $  133.2       $1,258.0  $  691.6
     Commercial                          13.7      20.3          235.6     126.4
     Industrial                           1.8       2.8           35.8      18.1
                                     --------  --------       --------  --------
                                        109.0     156.3        1,529.4     836.1
                                     --------  --------       --------  --------
   Transportation
     Residential                          1.8       1.8            6.7       4.0
     Commercial                          12.1      13.7           54.5      54.2
     Industrial                          12.8      12.8           35.8      35.6
     Other                                 .7        .9            6.7       4.5
                                     --------  --------       --------  --------
                                         27.4      29.2          103.7      98.3
                                     --------  --------       --------  --------
   Other revenues
     Revenue taxes                        7.9       9.3           95.0      70.1
     Performance-based rate plan          3.3       5.4            7.5       7.6
     Chicago Hub                          3.4       1.6            9.0       3.9
     Weather insurance                      -         -              -       7.3
     Other                                5.3       1.2           31.8      16.4
                                     --------  --------       --------  --------
                                         19.9      17.5          143.3     105.3
                                     --------  --------       --------  --------
                                     $  156.3  $  203.0       $1,776.4  $1,039.7
                                     ========  ========       ========  ========


Deliveries (Bcf):
   Sales
     Residential                         14.8      15.4          140.6     134.3
     Commercial                           2.6       2.4           26.9      24.7
     Industrial                            .4        .3            4.3       3.8
                                     --------  --------       --------  --------
                                         17.8      18.1          171.8     162.8
                                     --------  --------       --------  --------
   Transportation
     Residential                           .5        .5            4.2       1.8
     Commercial                           8.6      10.1           61.3      60.3
     Industrial                          32.3      40.3          103.5     121.7
                                     --------  --------       --------  --------
                                         41.4      50.9          169.0     183.8
                                     --------  --------       --------  --------
                                         59.2      69.0          340.8     346.6
                                     ========  ========       ========  ========
Customers at end of period (thousands):
   Sales
     Residential                      1,748.0   1,726.3
     Commercial                          98.2      93.9
     Industrial                           6.4       6.2
                                     --------  --------
                                      1,852.6   1,826.4
                                     --------  --------
   Transportation
     Residential                         59.7      54.1
     Commercial                          67.5      70.6
     Industrial                           7.2       7.5
                                     --------  --------
                                        134.4     132.2
                                     --------  --------
                                      1,987.0   1,958.6
                                     ========  ========

Other statistics:
   Degree days                             85        79          3,724     3,283
   Colder (warmer) than normal           (3)%     (10)%           (5)%     (17)%
   Average gas cost per Mcf sold     $   2.83  $   5.20       $   7.56  $   3.63



* The company holds weather derivative instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 14.





Nicor Inc.                                                           Page 17
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


SHIPPING STATISTICS

                                     Three months ended       Nine months ended
                                        September 30            September 30
                                     ------------------       ------------------
                                       2001      2000           2001      2000
                                     --------  --------       --------  --------
TEUs shipped (thousands):
   Southbound                            27.9      33.2           87.4     100.9
   Northbound                             4.7       4.6           13.8      13.2
   Interisland                            1.6       1.6            4.6       5.3

                                         34.2      39.4          105.8     119.4

Other statistics:
   Revenue per TEU                   $  1,539  $  1,510       $  1,564  $  1,501
   Ports served                            22        22
   Vessels operated                        16        19








Nicor Inc.                                                            Page 18
------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 15, which is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 7, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 20 filed herewith.

   (b) The company did not file a report on Form 8-K during the third quarter of 2001.

Nicor Inc.                                                            Page 19
------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Nicor Inc.




Date    October 31, 2001                  By /s/ KATHLEEN L. HALLORAN
       ----------------------                --------------------------
                                                 Kathleen L. Halloran
                                                 Executive Vice President
                                                 Finance and Administration

Nicor Inc.                                                           Page 20
-----------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number                          Description of Document
  -------   ------------------------------------------------------------------

   4.01 Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.