Form 10-K405
period 2001-12-31
NICOR INC
filed 2002-03-08
CIK 72020

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X]  Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2001

                                       or

      [   ]Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934

                                                    I.R.S.
                     Registrant, State of          Employer
 Commission             Incorporation,           Identification
 File Number     Address and Telephone Number       Number
--------------  -------------------------------- -------------

   1-7297       Nicor Inc.                        36-2855175
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 305-9500

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                         which registered
------------------------------------------       ---------------------------
Common Stock, par value $2.50 per share,         New York Stock Exchange
including Preference Stock purchase rights       Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 2002, 44,290,402 common shares were outstanding. The aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.9 billion.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2002 Annual Meeting Definitive Proxy Statement, dated March 8, 2002, are incorporated by reference into Part III.

Nicor Inc.                                                            Page i
----------------------------------------------------------------------------
Table of Contents

  Item No.

         Part I
   1.    Business ............................................... 1
   2.    Properties ............................................. 5
   3.    Legal Proceedings....................................... 5
   4.    Submission of Matters to a Vote of Security Holders..... 5
         Executive Officers of the Registrant.................... 6

         Part II
   5.    Market for Registrant's Common Equity and Related
         Stockholder Matters .................................... 7
   6.    Selected Financial Data ................................ 8
   7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................... 9
   7A.   Quantitative and Qualitative Disclosures about
           Market Risk ..........................................22
   8.    Financial Statements and Supplementary Data ............23
   9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................44

         Part III
   10.   Directors and Executive Officers of the Registrant......45
   11.   Executive Compensation..................................45
   12.   Security Ownership of Certain Beneficial Owners and
           Management ...........................................45
   13.   Certain Relationships and Related Transactions..........45

         Part IV
   14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K ........................................45
         Signatures..............................................47
         Exhibit Index...........................................48



Glossary

Degree day......The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
FERC............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural
                gas, oil and electricity.
ICC.............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf..Thousand cubic feet, million cubic feet, billion cubic feet.
PBR.............Performance-based rate, a plan that provides economic incentives based on performance.
TEU.............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                            Page 1
----------------------------------------------------------------------------
PART I

Item 1. Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company), one of the nation's largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Caribbean. Gas distribution is Nicor's primary business, representing approximately 90 percent of consolidated operating income and assets in a typical year. Nicor also owns several other energy-related ventures, including a 50 percent interest in Nicor Energy, a retail energy marketing joint venture. Nicor had approximately 3,400 employees at year-end 2001.

Financial information on Nicor's major business segments is included in Business Segment and Geographic Information beginning on page 38. Certain terms used herein are defined in the glossary on page i.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers, in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential customers accounted for approximately 45 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 30 percent, respectively. Nicor Gas' large residential customer base provides relative stability during weak economic periods. In addition, the company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Statistics on page 18 for operating revenues, deliveries and number of customers by customer classification. The company has approximately 2,300 employees.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas entered into an agreement with a third party designed to protect the company's 2002 earnings and cash flow if weather is warmer than 5,700 degree days. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2002 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. Under the terms of these agreements, the maximum payout or receipt is limited to $10 million.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years.

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program also allowed residential customers in certain communities to


Nicor Inc.                                                            Page 2
----------------------------------------------------------------------------
Item 1. Business (continued)

choose their natural gas supplier. In January 2002, the company received final approval from the Illinois Commerce Commission (ICC) to make its Customer Select program available to all of its customers beginning in March 2002. Additional information on the program is presented under the heading Unbundling of Services on page 16. Transportation customers have options that include the use of the company's storage system and the ability to choose varying supply backup levels. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power-generation facilities.

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

The company's peak-day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply arrangements. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Firm supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are generally negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years.

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 2001 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to seven interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, Northern Natural Gas Company, Tennessee Gas Pipeline Company and Midwestern Gas Transmission Company. All of the capacity covered by these contracts will expire by 2004 and Nicor Gas anticipates that some or all of these contracts will be renewed. Nicor Gas has also entered into a 10-year firm transportation agreement beginning in 2002 with the Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America.


Nicor Inc.                                                            Page 3
----------------------------------------------------------------------------
Item 1. Business (continued)

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company's estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas purchases about 40 Bcf of storage services. Storage provides supply flexibility and improves reliability of deliveries.

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's natural gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service, reliability and environmental impact. Significant factors that impact demand for natural gas include weather, economic conditions and the price of natural gas.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. Nearly all customers will be given a choice of electric supplier beginning in May 2002. While natural gas prices fluctuated greatly over the last two years, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Factors Affecting Business Performance beginning on page 15.

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 75 percent of a typical residential customer's annual bill in the last three years. The company's cost of gas is passed on to the customer without markup.

Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect January 1, 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Annual savings and losses relative to the benchmark are shared equally with customers. In 2002, the plan is subject to ICC review as prescribed by Illinois law. Nicor Gas continues to operate under the current PBR plan while the review is being conducted. The review process is expected to conclude in the fourth quarter of 2002. Additional information on the plan is presented under the heading Performance-Based Rate Plan beginning on page 15.

Customer Select is a program that offers customers a choice of natural gas suppliers. Additional information on the program is presented under the heading Unbundling of Services on page 16.


Nicor Inc.                                                            Page 4
----------------------------------------------------------------------------
Item 1. Business (concluded)

Properties

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 28,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software, and office equipment.

Most of the company's distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States, the Caribbean region and Canada. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of apparel and agricultural products, and interisland shipments. The company also provides additional related services including inland transportation and cargo insurance.

Tropical Shipping's fleet consists of 11 owned vessels and 6 chartered vessels with a container capacity totaling approximately 5,300 TEUs. In 1999, Tropical Shipping ordered the construction of two vessels to replace older owned and chartered vessels, and to support growth. The first vessel was placed into service in late 2001, and the second vessel was delivered in early 2002. In addition, the company owns containers, container-handling equipment, chassis and other equipment. Real property, approximately half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada, and in some of the ports served.

Additional information about Tropical Shipping's business is presented under Shipping on page 19.

OTHER ENERGY VENTURES

Nicor has several smaller ventures that provide products and services that meet customers' energy needs. Additional information pertaining to these ventures is presented under Other Energy Ventures on page 20.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Contingencies beginning on page
41.



Nicor Inc.                                                            Page 5
----------------------------------------------------------------------------
Item 2.    Properties

Information with respect to this item concerning Nicor and its major subsidiaries' properties is included in Item 1, Business, beginning on page 1, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.    Legal Proceedings

See Contingencies beginning on page 41, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Nicor Inc.                                                            Page 6
----------------------------------------------------------------------------
Executive Officers of the Registrant

Executive officers of the company are elected annually by the Board of Directors.

          Name              Age      Current Position and Background
-------------------------   ----    ----------------------------------

Thomas L. Fisher            57      Chairman, Nicor and Nicor Gas
                                    (since 1996); Chief Executive
                                    Officer, Nicor (since 1995) and
                                    Nicor Gas (since 1988); and
                                    President, Nicor (since 1994)
                                    and Nicor Gas (since 1988).

Philip S. Cali              54      Executive Vice President
                                    Operations, Nicor and Nicor Gas
                                    (since 1999); and Senior Vice
                                    President Operations, Nicor Gas
                                    (1995-1999).

Kathleen L. Halloran        49      Executive Vice President Finance
                                    and Administration, Nicor and
                                    Nicor Gas (since 1999); Senior
                                    Vice President Administration,
                                    Nicor Gas (1998-1999); Senior
                                    Vice President Information
                                    Services, Rates and Human
                                    Resources, Nicor Gas
                                    (1996-1998); and Vice President
                                    Information Services, Rates and
                                    Human Resources, Nicor Gas
                                    (1995-1996).

Russ M. Strobel             49      Executive Vice President,
                                    General Counsel and Corporate
                                    Secretary, Nicor and Nicor Gas
                                    (since 2002), Senior Vice
                                    President, General Counsel and
                                    Corporate Secretary, Nicor and
                                    Nicor Gas (2000-2002); Partner,
                                    Altheimer & Gray (2000); and
                                    Partner, Jenner & Block
                                    (1986-2000).


George M. Behrens           46      Vice President Administration
                                    and Treasurer, Nicor and Nicor
                                    Gas (since 2000); Vice President
                                    Administration, Nicor and Nicor Gas
                                    (1999-2000); Vice President and Controller,
                                    Nicor and Nicor Gas (1998-1999); Vice
                                    President Accounting, Nicor Gas (1996-1998);
                                    and Vice President and Treasurer, Tropical
                                    Shipping (1991-1996).

Nicor Inc.                                                            Page 7
----------------------------------------------------------------------------
PART II

Item 5.    Market  for  Registrant's  Common  Equity  and  Related
           Stockholder Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 28, 2002, there were approximately 27,500 common stockholders of record.


                             Stock price
                          ------------------   Dividends
             Quarter        High       Low     declared
            ----------    --------   --------  ---------

               2001
                 First     $ 42.38    $ 35.12   $   .44
                 Second      39.90      35.95       .44
                 Third       39.74      34.00       .44
                 Fourth      42.00      37.52       .44

               2000
                 First     $ 36.38    $ 29.38   $  .415
                 Second      37.50      32.06      .415
                 Third       40.06      32.13      .415
                 Fourth      43.88      32.19      .415
            --------------------------------------------




Nicor Inc.                                                            Page 8
----------------------------------------------------------------------------

Item 6. Selected Financial Data

                                           Year ended December 31
                              -----------------------------------------------
                                2001      2000      1999      1998      1997
                              --------  --------  --------  --------  --------
(millions, except per
 share data)

Operating revenues            $2,544.1  $2,298.1  $1,615.2  $1,465.1  $1,992.6

Operating income              $  243.5  $   94.1  $  212.0  $  208.6  $  229.8

Net income                    $  143.7  $   46.7  $  124.4  $  116.4  $  127.9

Earnings per common share
   Basic                      $   3.18  $   1.01  $   2.63  $   2.43  $   2.62
   Diluted                        3.17      1.00      2.62      2.42      2.61

Dividends declared per
   common share               $   1.76  $   1.66  $   1.56  $   1.48  $   1.40

Property, plant and equipment
   Gross                      $3,733.0  $3,576.6  $3,483.1  $3,379.8  $3,267.7
   Net                         1,768.6   1,729.6   1,735.2   1,731.8   1,735.8

Total assets                  $2,574.8  $2,887.0  $2,452.3  $2,364.6  $2,394.6

Capitalization
   Long-term debt, net of
       current maturities     $  446.4  $  347.1  $  436.1  $  557.3  $  550.2
   Redeemable preferred stock      6.1       6.3       6.3       6.3       6.4
   Common equity                 727.6     707.0     787.1     759.0     744.0
                              --------  --------  --------  --------  --------
                              $1,180.1  $1,060.4  $1,229.5  $1,322.6  $1,300.6
                              ========  ========  ========  ========  ========

Nicor Inc.                                                            Page 9
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

The purpose of this financial review is to explain changes in Nicor's operating results and financial condition from 1999 to 2001, and to discuss business trends and uncertainties that might affect Nicor. Certain terms used herein are defined in the glossary on page i.


Summary

Nicor's two major subsidiaries, Nicor Gas and Tropical Shipping, operate in two business segments - gas distribution and shipping. The gas distribution segment represents about 90 percent of consolidated operating income and assets in a typical year.

Net income and diluted earnings per common share are presented below:

                                       2001      2000      1999
                                     --------  --------  --------
Net income (millions)                $  143.7  $   46.7  $  124.4
Diluted earnings per share               3.17      1.00      2.62

Nicor's net income and earnings per share changed dramatically over the three-year period due mainly to one significant item. An unusual charge of $148 million was recorded as operating expense in 2000 to establish a reserve related to Nicor Gas' mercury inspection and repair program. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in 2001. Operating expense was also reduced by partial recoveries from insurers and contractors in 2001. For details of Nicor Gas' mercury inspection and repair program, see page 41. Excluding these unusual mercury-related impacts, Nicor's diluted earnings per share and net income were $3.01 and $136.3 million, respectively, in 2001 and $2.94 and $136.4 million, respectively, in 2000.

Excluding the mercury-related impacts, operating income for 2001 declined at both major business segments. Nicor's other energy ventures also posted a decrease in operating income in 2001. Nonoperating results for 2001 reflect increased interest income from higher short-term investment balances, lower interest expense due to lower rates and improved results from Nicor's retail energy marketing joint venture. The increase in net income, excluding mercury-related impacts, for 2000 compared with 1999 is the result of improved operating results for all business segments.

Per share results in both 2001 and 2000 benefited from the company's common stock repurchase programs.

Operating income. Operating income (loss) by business segment is presented below (in millions):

                                       2001      2000      1999
                                     --------  --------  --------
Gas distribution                     $  223.7  $   64.9  $  191.7
Shipping                                 17.6      25.7      22.5
Other energy ventures                     4.9       6.5       1.3
Corporate and eliminations               (2.7)     (3.0)     (3.5)
                                     --------  --------  --------
                                     $  243.5   $  94.1  $  212.0
                                     ========  ========  ========

Nicor Inc.                                                           Page 10
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following summarizes operating income comparisons by business segment:

o Gas distribution operating income increased significantly in 2001 when compared to the prior year. However, excluding the effect of the unusual mercury-related impacts, gas distribution operating income decreased slightly from $212.9 million in 2000 to $211.4 million in 2001. Operating results for 2001 reflect increased contributions from the Chicago Hub, which provides gas supply-related services, and from the company's performance-based rate (PBR) plan. These improvements were more than offset by certain increased operating expenses related to higher natural gas prices in the first quarter, the impact of reduced deliveries and increased depreciation. In 2000, gas distribution operating income, excluding the effect of the unusual mercury-related charge, was $21.2 million higher than in 1999. The 2000 improvement primarily relates to higher gas deliveries, contributions from the PBR plan and increased income from power-generation services. Results for 2000 also reflect increased operating and maintenance expenses and depreciation.

o A slowdown in the U.S. and Caribbean economies resulted in a decrease in containerized shipping operating income of $8.1 million in 2001. The negative impact of lower volumes shipped in 2001 more than offset the positive effects of slightly higher average rates and lower operating and maintenance expenses. Containerized shipping operating income was $3.2 million higher in 2000 than in 1999. The improvement in 2000 was primarily a result of record volumes shipped due to strong economic conditions in the Caribbean region and growth in tourism, and modest average rate improvements.

o Operating income from Nicor's other energy ventures decreased $1.6 million in 2001. Improved operating results from Nicor Services, a retail energy-related products and services business, were more than offset by a decline in operating income from Nicor's technology business. Operating income from other energy ventures increased $5.2 million in 2000 to $6.5 million due to better results from Nicor's technology, wholesale natural gas marketing and retail energy-related products and services businesses.

Other income. Other income was $18.5 million in 2001, up $2.9 million from 2000. Increased interest income from larger short-term investment balances and improved results from Nicor Energy, a retail energy marketing joint venture, were partially offset by decreased property sale gains in 2001. Other income for 2000 was $15.6 million, down from $23.2 million in 1999, which included a favorable interest adjustment related to tax settlements. Results for 2000 reflect the positive impact of higher property sale gains and improved results from equity investments in both Nicor Energy and a cargo container leasing business.

Interest expense. Interest expense decreased in 2001 primarily due to lower interest rates. Interest expense increased in 2000 compared with 1999 due to increased average borrowing levels. Increased gas procurement costs and costs associated with the mercury program contributed to the higher borrowing levels in 2000.

Income taxes. The 24 percent effective income tax rate for 2000 varied from its historic level of about 34 percent due to the effect of the unusual charge by Nicor Gas related to the mercury program.



Nicor Inc.                                                           Page 11
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2002 Outlook. Management currently estimates 2002 diluted earnings per common share to be in the range of $3.10 to $3.25, assuming normal weather and excluding any mercury-related adjustments. Although management believes the foregoing forward-looking statement about its earnings expectations is based on reasonable assumptions, actual results may vary materially from stated expectations. Other factors that could cause materially different results include, but are not limited to, natural gas prices, interest rates, borrowing needs, credit conditions, economic and market conditions, legislative and regulatory actions, asset sales, and PBR plan results.

Results of Operations

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by business segment are presented below (in millions):

                                       2001      2000      1999
                                     --------  --------  --------
Gas distribution                     $2,120.8  $1,896.0  $1,326.2
Shipping                                230.3     248.3     229.9
Other energy ventures                   230.4     169.9      61.0
Corporate and eliminations              (37.4)    (16.1)     (1.9)
                                     --------  --------  --------
                                     $2,544.1  $2,298.1  $1,615.2
                                     ========  ========  ========

Nicor's operating revenues were about $2.5 billion in 2001. The increase in gas distribution revenues from the prior period was due primarily to significantly higher first quarter natural gas costs and related revenue taxes, which are both passed directly through to customers without markup in accordance with Illinois Commerce Commission (ICC) regulations. The decline in shipping revenues reflects lower volumes compared to a year ago. Reduced volumes were due to a slowdown in the economy, which has resulted in lower construction and tourist-related shipments in the Caribbean region. The increase in revenues for other energy ventures was due primarily to the impact of higher natural gas prices on Nicor's wholesale natural gas marketing business, Nicor Enerchange. Nicor Services and Nicor's energy system design and construction businesses also contributed to the increase in other energy ventures.

Nicor's operating revenues rose sharply from $1.6 billion in 1999 to almost $2.3 billion in 2000. Gas distribution revenues increased over 40 percent compared to 1999, reflecting significantly higher natural gas prices and related revenue taxes, increased deliveries resulting from colder weather and customer additions, and benefits generated from the PBR plan. Shipping revenues rose by $18.4 million, or 8 percent, in 2000 due to record volumes and slightly higher average rates. The 2000 increase in other energy ventures was due primarily to higher natural gas prices at Nicor Enerchange.

The elimination of natural gas sales from Nicor Enerchange to Nicor Gas is reflected in corporate and eliminations.






Nicor Inc.                                                           Page 12
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased $3.6 million in 2001 to $522.5 million, and increased $31.7 million in 2000 to $518.9 million. Positively affecting margin for 2001 were greater customer finance charges, and larger contributions from the Chicago Hub and the PBR plan. Negatively impacting 2001 results were lower customer demand, the higher cost of natural gas used to operate company equipment and facilities, and the absence of income relating to a large construction project recorded in 2000. Reduced customer demand for natural gas resulted from warmer weather, energy conservation and economic conditions. The negative impact of warmer weather in 2001 versus 2000 was nearly offset by benefits from the company's weather hedge. Improvements in 2000 compared with 1999 reflect first-year results from the PBR plan, the impact of colder weather, customer additions and the income relating to the large construction project.

Operating and maintenance. In 2001, operating and maintenance expenses were relatively unchanged compared to 2000. Decreased volumes shipped and actions taken by management to respond to the economic slowdown resulted in lower operating and maintenance expenses in the shipping segment. The shipping segment improvement was offset by increased operating expenses at Nicor's other energy ventures and in the gas distribution segment. Higher operating and maintenance expenses at Nicor's other energy ventures were primarily associated with an increased volume of activity and revenues. The increase in the gas distribution segment was due primarily to higher bad debt expense resulting from higher natural gas prices. In 2000, operating and maintenance expenses increased $30.9 million to $386.9 million due largely to higher volume-related expenses in the shipping segment. Increased bad debt expense and weather protection costs in the gas distribution segment also contributed to the increase. In the gas distribution segment, operating and maintenance expenses were partially offset by pension credits, net of capitalization, of $15.0 million, $19.9 million and $13.3 million in 2001, 2000 and 1999, respectively.

Other operating expense. Other operating expense reflects estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program beginning on page 41.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. Net cash flow provided from operating activities was $491.0 million, $231.4 million and $205.7 million in 2001, 2000 and 1999, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. Operating cash flows increased significantly in 2001 due primarily to changes in accounts receivable and accounts payable balances associated with natural gas price volatility. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Nicor Inc.                                                           Page 13
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital expenditures. Capital expenditures by business segment are presented below (in millions):

                           Estimated
                             2002       2001      2000      1999
                           ---------  --------  --------  --------
Gas distribution           $   155    $  149.8  $  124.6  $  127.4
Shipping                        20        34.8      33.8      26.0
Other energy ventures            5         1.1         -        .6
                           ---------  --------  --------  --------
                           $   180    $  185.7  $  158.4  $  154.0
                           =========  ========  ========  ========

Gas distribution capital expenditures were higher in 2001 than in 2000 and 1999 due primarily to increased information technology projects and improvements to the company's operating system. The estimated increase in 2002 capital expenditures is related primarily to higher capitalized employee benefit costs.

Shipping segment capital expenditures increased in 2001 and 2000 due primarily to the construction of two vessels. Expenditures for information technology also contributed to the increase in both periods. Lower expenditures are expected in 2002 as vessel construction is completed.

Other investments. Nicor invested $10 million, $10 million and $12 million in 2001, 2000 and 1999, respectively, in a cargo container leasing business and will likely invest again in 2002. Nicor's equity investment in this business at December 31, 2001 was $57.8 million.

At December 31, 2001, Nicor had $22.6 million of short-term notes at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes cover a portion of the initial costs of construction of the pipeline. Horizon Pipeline intends to ultimately finance the project with partnership equity and third-party non-recourse debt. Nicor's equity investment in this business at December 31, 2001 was $.9 million. Nicor's equity investment in 2002 is expected to be $15 million to $20 million. Additional information about the Horizon Pipeline is presented on page 20.

At December 31, 2001, Nicor also had $8.6 million of short-term notes receivable at market interest rates due from Nicor Energy. Nicor's equity investment in this business at December 31, 2001 was $5.1 million. Additional information about transactions with Nicor Energy is presented in the Related Parties Transactions note beginning on page 40.

Financing activities. Nicor Gas has the highest long-term debt ratings given in the gas distribution industry. Nicor's financial statistics include:

                                                 2001      2000      1999
                                               --------  --------  --------
Long-term debt, net of current
maturities, as a percent of capitalization       37.8%     32.7%     35.5%

Times interest earned, before income taxes        5.7       2.2       5.2


Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.




Nicor Inc.                                                           Page 14
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Long-term debt. At December 31, 2001, Nicor Gas had $225 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing. Net proceeds from securities issued are typically used for refinancing outstanding First Mortgage Bonds, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2006 at 5.55%, $75 million due in 2008 at 5.875%, $75 million due in 2011 at
6.625%, and $50 million due in 2016 at 7.2%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, $50 million due in 2021 at 8.875%, and $50 million due in 2025 at 7.26%. Nicor Gas also retired $50 million of variable-rate unsecured notes due in 2001. As a result of these activities, Nicor's weighted average interest rate for long-term debt at December 31, 2001 was 6.3% compared with 6.8% at December 31, 2000.

In January 2000, Nicor Gas issued $50 million of variable-rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

During 1999, Nicor Gas issued $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000. Redemptions of First Mortgage Bonds during 1999 were as follows: $50 million at 5.875% due in 2000, $50 million at 7.375% due in 2023 and $50 million at 8.25% due in 2024.

Short-term debt. Nicor and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At December 31, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $475 million. Nicor had $277 million and $442 million of commercial paper outstanding at year-end 2001 and 2000, respectively. The company expects that this source of short-term funding will continue to be available in the foreseeable future.

Common stock. In 2001, Nicor completed a $50 million common stock repurchase program initiated in the third quarter of 2000 and announced a new $50 million common stock repurchase program. Purchases are being made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. The company purchased and retired 1.1 million, 1.4 million and .6 million common shares in 2001, 2000 and 1999, respectively, at a cost of $42 million, $50 million and $23 million, respectively. At December 31, 2001, approximately $40 million remained authorized for the repurchase of common stock under the existing program. Since January 1990, the company has repurchased over one-quarter of its outstanding stock.

Nicor increased its quarterly common stock dividend rate during 2001 by 6 percent, which was the fourteenth consecutive annual increase. The company paid dividends on its common stock of $78.5 million, $75.7 million and $72.9 million in 2001, 2000 and 1999, respectively.

Commitments. For a summary of Nicor's contractual obligations refer to the Contractual Obligations note on page 41. In addition to its contractual obligations, Nicor could be required to provide funding on behalf of related parties under guarantee arrangements if certain contingent events occur. These guarantees are described in the Related Party Transactions note beginning on page 40.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company's ability to meet its cash obligations.

Nicor Inc.                                                           Page 15
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor's businesses.

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. In 2000, Nicor Gas began purchasing protection against the impact of significant weather fluctuations. For 2002, Nicor Gas has entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2002 is colder than 6,100 degree days, which approximates normal weather. Under the terms of these agreements, the maximum payout or receipt is limited to $10 million, which is equivalent to approximately 500 degree days. As a result, this weather hedge limits the earnings impact of large variations in weather. Nicor estimates that, excluding weather protection, every 100-degree-day variation in weather has an impact on earnings per share of approximately 2-1/2 cents.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas' growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

Natural gas prices have decreased significantly since the extraordinarily high prices seen during late 2000 and early 2001. Changes in the price of natural gas have no direct impact on Nicor Gas' margin since gas costs are passed directly through to customers without markup. However, the unprecedented level of last winter's natural gas prices had an adverse effect on accounts receivable collections, customer demand, company gas usage expenses, financing costs and customer service expenses.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a benchmark tied to a market index. Savings and losses relative to the benchmark are shared equally with sales customers. Transportation customers, who are responsible for their own gas supplies, are generally not affected by the PBR plan. Assuming a gas cost benchmark of $1 billion, each one-percent deviation from the benchmark would



Nicor Inc.                                                           Page 16
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

affect net income by about $3 million. Generally, changing natural gas market prices will not significantly affect PBR plan risk since the PBR benchmark is tied to market prices. However, unusually high natural gas prices may impact PBR plan results since any performance variance from the benchmark may be significantly greater in magnitude.

In 2002, the PBR plan is subject to ICC review as prescribed by Illinois law. Nicor Gas continues to operate under the current PBR plan while the review is being conducted. The review process is expected to conclude in the fourth quarter of 2002.

Competition. Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

Storage and supply. Direct connection to seven interstate pipelines and extensive underground storage capacity provide the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Unbundling of services. In January 2002, the company received final approval from the ICC to make its Customer Select(R) program available to all of its customers beginning in March 2002. Previously, the program was available to all industrial and commercial customers and about 15 percent of Nicor Gas' residential customers. In the program's first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills evenly throughout the year. However, unusually high natural gas prices can increase the risk of customer nonpayment.

Nicor Gas experienced increased bad debt expense in both 2001 and 2000 primarily due to significantly higher natural gas prices. Assuming current price levels, the company anticipates a reduction in bad debt expense in 2002.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company's pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, which will negatively impact the

Nicor Inc.                                                           Page 17
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

company's pension credit and operating income in 2002. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions.

Nontraditional activities. In order to generate additional contributions to earnings growth, Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides interruptible transportation and storage services. The Chicago area has become a major market hub for natural gas, and demand for storage- and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities is expected to continue to increase.

Nicor Gas also continues to assess its ownership of real estate holdings.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

Nicor Inc.                                                           Page 18
----------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics

                                           2001       2000       1999
                                         --------   --------   --------
Operating revenues (millions)
   Sales
     Residential                         $1,486.4   $1,353.9   $  899.8
     Commercial                             274.6      236.0      172.3
     Industrial                              41.5       37.0       24.5
                                         --------   --------   --------
                                          1,802.5    1,626.9    1,096.6
                                         --------   --------   --------
   Transportation
     Residential                              9.5        6.7        1.7
     Commercial                              75.0       78.9       70.3
     Industrial                              45.6       47.5       43.7
     Other                                    7.5        6.2        4.2
                                         --------   --------   --------
                                            137.6      139.3      119.9
                                         --------   --------   --------
   Other revenues
     Revenue taxes                          112.3      101.7       84.6
     Performance-based rate plan             14.9       12.2          -
     Chicago Hub                             13.4        6.3        6.0
     Other                                   40.1        9.6       19.1
                                         --------   --------   --------
                                            180.7      129.8      109.7
                                         --------   --------   --------
                                         $2,120.8   $1,896.0   $1,326.2
                                         ========   ========   ========

Deliveries (Bcf)
   Sales
     Residential                            201.5      219.0      209.0
     Commercial                              37.2       38.4       39.8
     Industrial                               5.9        6.2        6.1
                                         --------   --------   --------
                                            244.6      263.6      254.9
                                         --------   --------   --------
   Transportation
     Residential                              6.1        4.4         .9
     Commercial                              89.2       94.0       82.1
     Industrial                             135.3      163.9      170.2
                                         --------   --------   --------
                                            230.6      262.3      253.2
                                         --------   --------   --------
                                            475.2      525.9      508.1
                                         ========   ========   ========

Year-end customers (thousands)
   Sales
     Residential                          1,766.5    1,746.3    1,753.0
     Commercial                             102.7       98.9      108.9
     Industrial                               6.7        6.6        7.4
                                         --------   --------   --------
                                          1,875.9    1,851.8    1,869.3
                                         --------   --------   --------
   Transportation
     Residential                             58.1       52.8       16.2
     Commercial                              66.0       68.7       57.2
     Industrial                               7.1        7.4        6.6
                                         --------   --------   --------
                                            131.2      128.9       80.0
                                         --------   --------   --------
                                          2,007.1    1,980.7    1,949.3
                                         ========   ========   ========

Other statistics
   Degree days                              5,422      5,717      5,272
   Average gas cost per Mcf sold         $   6.05   $   4.80   $   2.93

Nicor Inc.                                                           Page 19
----------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean region. Tropical Shipping has a reputation for providing quality, on-time delivery service -- a reputation that has helped the company establish a dominant position in most of the markets it serves. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region.

The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts and on cruise ships. The balance of Tropical Shipping's cargo consists of northbound shipments of agricultural products and apparel, and interisland shipments.

In October 2001, Tropical Shipping acquired the container assets of Kent Line International. With this acquisition, Tropical Shipping began offering Canadian customers an all-water service from Saint John in New Brunswick, Canada, to Tropical Shipping's network of Caribbean destinations. The acquisition has the potential to increase Tropical Shipping's annual volumes by about 10 percent.

Tropical Shipping's financial results can be affected significantly by general economic conditions in the United States, the Caribbean region and Canada. Economic development in the Caribbean is expected to be supported by the 1999 Caribbean Basin Trade Partnership Act, which is intended to give Caribbean markets parity with those markets operating under the North American Free Trade Agreement (NAFTA) in terms of manufacturing and trade incentives.

The Caribbean marketplace is very competitive, with global carriers having established a presence in several markets that Tropical Shipping serves. Additionally, the Ocean Shipping Reform Act, which allows confidential contracts between shipping companies and their customers, created the potential for further price competition when it went into effect during 1999. Tropical Shipping is continuing to meet these challenges by focusing on superior customer service, controlling costs, and maximizing the efficiency and utilization of its vessel fleet and shore assets. In 1999, Tropical Shipping ordered the construction of two vessels to replace older owned and chartered vessels, and to support growth. The first vessel was placed into service in late 2001, and the second vessel was delivered in early 2002.

Shipping Statistics
                                2001      2000      1999
                              --------  --------  --------
TEUs shipped (thousands)
    Southbound                   120.9     136.6     126.5
    Northbound                    17.5      17.9      17.6
    Interisland                    7.3       6.9       8.3
                              --------  --------  --------
                                 145.7     161.4     152.4
                              ========  ========  ========

Other statistics
    Revenue per TEU           $  1,579  $  1,523  $  1,508
    Ports served                    21        22        23
    Vessels operated                17        16        17

Nicor Inc.                                                           Page 20
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other energy ventures. Nicor is involved in several other energy ventures that leverage the company's reputation, location, assets and expertise into new income-producing opportunities. These ventures include Nicor Services, Nicor Enerchange, Nicor Energy, Horizon Pipeline and other energy-related businesses.

Nicor Services. Nicor Services provides energy-related products and services for retail markets, including residential and small business. The company currently offers service contracts covering the maintenance or repair of inside gas piping, heating and air conditioning equipment, and other appliances. Nicor Services contributed $3.5 million in operating income in 2001, compared with $1 million in 2000.

Nicor Enerchange. Nicor Enerchange is a natural gas marketing company formed in 1998 to engage in wholesale marketing and trading of natural gas supply services in the Midwest. Nicor Enerchange also administers the Chicago Hub for a fee. The company focuses on opportunities that allow it to leverage its knowledge of natural gas movement in and around the Midwest. Nicor Enerchange contributed $3.2 million of operating income in 2001, compared with $3 million in 2000.

Nicor Energy. Nicor Energy is a 50/50 joint venture with Dynegy Inc. that was formed in 1997 to offer natural gas, electricity and related energy services primarily to retail customers in the Midwest region. Nicor Energy continues to operate as Nicor and Dynegy are in the process of renegotiating their joint venture agreement, which expires in mid-2002. Since Nicor Energy's prices are not regulated, it may profit or lose from the sale of natural gas or electricity as a commodity.

Several developments are expanding Nicor Energy's potential markets. Beginning in March 2002, the ICC will allow all customers in Nicor Gas' service territory the choice of natural gas suppliers. In addition, supplier choice in the Illinois electric market will include residential customers for the first time beginning in May 2002. Nicor Energy is also expanding its presence elsewhere in Illinois and in other midwestern states as unbundling progresses. Nicor Energy has the opportunity to grow its customer base with the market, which could positively affect its operating results. Nicor Energy was modestly profitable in 2001 and 2000, generating pretax nonoperating income for Nicor of $2.4 million and $1.4 million, respectively.

Horizon Pipeline. Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The joint venture is constructing and will operate a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border at an estimated cost of $80 million. The pipeline capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. Construction of the pipeline commenced in October 2001, and the pipeline is expected to be operational in 2002.










Nicor Inc.                                                           Page 21
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. It is Nicor's practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. The company has established policies and procedures governing the management of commodity price risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. As a measure of Nicor's direct exposure to commodity price risk, every 10 percent change in natural gas prices at December 31, 2001 would have had about a $100,000 impact on Nicor's earnings.

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not directly expose the company to commodity price risk because actual gas costs are compared to a market-sensitive benchmark as opposed to a fixed benchmark.

Substantial increases in natural gas prices may impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption. The company is addressing these risks by using fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Nicor's other energy businesses are subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk. Open unhedged positions are restricted by policy to an immaterial amount.

Counterparty credit risk. The company is also exposed to credit risk in the event a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties and limits its exposure to any one counterparty. Nicor is also in the process of entering into master netting arrangements to mitigate counterparty credit risk.

In late 2001, Enron Corporation, an energy trading company, filed for bankruptcy protection. Nicor's potential financial exposure to the Enron companies for existing receivables for natural gas sales, hedging and trading activities is under $5 million. After considering existing obligations to Enron, the company has a net current liability to the Enron companies. Nicor believes that it has the right to set off receivables against amounts owed to the Enron companies.

Interest rate risk. Nicor is also exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Consolidated Statements of Capitalization on page 28, the Fair Value of Financial Instruments note on page 32 and the Short- and Long-Term Debt note on page 35.


Nicor Inc.                                                           Page 22
----------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

New accounting pronouncements. The Financial Accounting Standards Board issued a few key accounting pronouncements in 2001. The implementation of these standards is not expected to have a material impact on Nicor's financial position or results of operations. For further information about these pronouncements, see New Accounting Pronouncements beginning on page 31.

Discontinued operations. The company maintains a $13.4 million reserve for estimated costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as remaining contingencies are resolved.

Mercury program. Future operating results may be impacted by adjustments to the company's estimated mercury program liability of $37 million, or by mercury-related recoveries. Any such adjustments or recoveries could be material to operating results in the period recorded. Additional information about this program is presented under the heading Mercury Program beginning on page 41.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented under the heading Manufactured Gas Plant Sites on page 43.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 21, which is incorporated herein by reference.

Nicor Inc.                                                           Page 23
----------------------------------------------------------------------------
Item 8.    Financial Statements and Supplementary Data


Page

Report of Independent Public Accountants.........................24

Financial Statements:

   Consolidated Statements of Operations.........................25

   Consolidated Statements of Cash Flows.........................26

   Consolidated Balance Sheets...................................27

   Consolidated Statements of Capitalization.....................28

   Consolidated Statements of Common Equity......................29

   Consolidated Statements of Comprehensive Income...............29

   Notes to the Consolidated Financial Statements................30

Nicor Inc.                                                           Page 24
----------------------------------------------------------------------------
Report of Independent Public Accountants


To the Shareholders and Board of Directors of Nicor Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. (an Illinois corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Inc. and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 46 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Chicago, Illinois
January 21, 2002




Nicor Inc.                                                           Page 25
----------------------------------------------------------------------------

Consolidated Statements of Operations
(millions, except per share data)

                                                Year ended December 31
                                            -----------------------------
                                              2001       2000       1999
                                            --------   --------   --------

Operating revenues                          $2,544.1   $2,298.1   $1,615.2
                                            --------   --------   --------

Operating expenses
   Cost of gas                               1,648.1    1,403.8      802.3
   Operating and maintenance                   386.4      386.9      356.0
   Depreciation                                148.8      144.3      140.3
   Taxes, other than income taxes              129.5      121.0      104.6
   Other                                       (12.2)     148.0          -
                                            --------   --------   --------
                                             2,300.6    2,204.0    1,403.2
                                            --------   --------   --------

Operating income                               243.5       94.1      212.0

Other income (expense), net                     18.5       15.6       23.2
                                            --------   --------   --------

Income before interest expense
  and income taxes                             262.0      109.7      235.2

Interest expense, net of amounts
  capitalized                                   44.9       48.6       45.1
                                            --------   --------   --------

Income before income taxes                     217.1       61.1      190.1

Income taxes                                    73.4       14.4       65.7
                                            --------   --------   --------

Net income                                     143.7       46.7      124.4

Dividends on preferred stock                      .3         .3         .3
                                            --------   --------   --------

Earnings applicable to common stock         $  143.4   $   46.4   $  124.1
                                            ========   ========   ========

Average shares of common stock outstanding
   Basic                                        45.1       46.2       47.3
   Diluted                                      45.2       46.3       47.4

Earnings per average share of common stock
   Basic                                    $   3.18   $   1.01   $   2.63
   Diluted                                      3.17       1.00       2.62


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                           Page 26
----------------------------------------------------------------------------

Consolidated Statements of Cash Flows
(millions)


                                                  Year ended December 31
                                              ------------------------------
                                                2001       2000       1999
                                              --------   --------   --------
Operating activities
   Net income                                 $  143.7   $   46.7   $  124.4
   Adjustments to reconcile net income
    to net cash flow provided from
    operating activities:
      Depreciation                               148.8      144.3      140.3
      Deferred income tax expense (benefit)       45.9      (15.6)      14.4
      Changes in assets and liabilities:
       Receivables, less allowances              304.7     (299.0)     (95.8)
       Gas in storage                              3.2        (.8)      74.5
       Deferred/accrued gas costs                149.1      (33.3)     (45.8)
       Accounts payable                         (210.7)     324.2       12.1
       Prepaid pension costs                     (21.6)     (26.6)     (16.5)
       Accrued mercury-related costs             (41.0)      78.0          -
       Other                                     (31.1)      13.5       (1.9)
                                              --------   --------   --------
   Net cash flow provided from
     operating activities                        491.0      231.4      205.7
                                              --------   --------   --------

Investing activities
   Capital expenditures                         (185.7)    (158.4)    (154.0)
   Net decrease (increase) in
     short-term investments                        8.8      (13.3)      26.1
   Loans to joint ventures                       (30.0)      (1.2)         -
   Other                                          (9.6)       5.4       (7.4)
                                              --------   --------   --------
   Net cash flow used for
     investing activities                       (216.5)    (167.5)    (135.3)
                                              --------   --------   --------

Financing activities
   Net proceeds from issuing long-term debt      247.2       49.9      101.5
   Disbursements to retire long-term debt       (279.5)     (72.5)    (156.9)
   Short-term borrowings (repayments),net       (165.0)      97.8      109.7
   Dividends paid                                (78.8)     (75.9)     (73.2)
   Disbursements to reacquire stock              (46.3)     (51.9)     (23.1)
   Other                                           2.8        2.0        1.1
                                              --------   --------   --------
   Net cash flow used for
     financing activities                       (319.6)     (50.6)     (40.9)
                                              --------   --------   --------

Net (decrease) increase in cash
  and cash equivalents                           (45.1)      13.3       29.5

Cash and cash equivalents, beginning of year      55.8       42.5       13.0
                                              --------   --------   --------

Cash and cash equivalents, end of year        $   10.7   $   55.8   $   42.5
                                              ========   ========   ========

Supplemental information
   Income taxes paid, net of refunds          $   16.6   $   30.6   $   46.2
   Interest paid, net of amounts capitalized      46.9       50.6       45.5


The accompanying notes are an integral part of these statements.


Nicor Inc.                                                           Page 27
----------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                        December 31
                                                    --------------------
                                                      2001        2000
                                                    --------    --------
                    Assets

Current assets
   Cash and cash equivalents                        $   10.7    $   55.8
   Short-term investments, at cost which
     approximates market                                34.2        43.0
   Receivables, less allowances of $12.3
     and $14.5, respectively                           354.6       659.3
   Notes receivable - joint ventures                    31.2         1.2
   Gas in storage                                       28.6        31.8
   Deferred gas costs                                      -        49.2
   Deferred income taxes                                33.9        51.7
   Other                                                24.7        23.1
                                                    --------    --------
                                                       517.9       915.1
                                                    --------    --------

Property, plant and equipment, at cost
   Gas distribution                                  3,425.6     3,292.8
   Shipping                                            304.6       281.8
   Other                                                 2.8         2.0
                                                    --------    --------
                                                     3,733.0     3,576.6
   Less accumulated depreciation                     1,964.4     1,847.0
                                                    --------    --------
                                                     1,768.6     1,729.6
                                                    --------    --------

Prepaid pension costs                                  164.3       142.7
Other assets                                           124.0        99.6
                                                    --------    --------

                                                    $2,574.8    $2,887.0
                                                    ========    ========

        Liabilities and Capitalization

Current liabilities
   Long-term obligations due within one year        $      -    $  125.0
   Short-term borrowings                               277.0       442.0
   Accounts payable                                    395.9       606.6
   Accrued gas costs                                    99.9           -
   Accrued mercury-related costs                         7.0        78.0
   Other                                                46.6        59.9
                                                    --------    --------
                                                       826.4     1,311.5
                                                    --------    --------

Deferred credits and other liabilities
   Deferred income taxes                               328.8       296.6
   Regulatory income tax liability                      66.3        70.4
   Unamortized investment tax credits                   39.0        41.1
   Accrued mercury-related costs                        30.0           -
   Other                                               104.2       107.0
                                                    --------    --------
                                                       568.3       515.1
                                                    --------    --------

Capitalization
   Long-term debt                                      446.4       347.1
   Preferred stock                                       6.1         6.3
   Common equity                                       727.6       707.0
                                                    --------    --------
                                                     1,180.1     1,060.4
                                                    --------    --------
                                                    $2,574.8    $2,887.0
                                                    ========    ========


The accompanying notes are an integral part of these statements.


Nicor Inc.                                                           Page 28
----------------------------------------------------------------------------

Consolidated Statements of Capitalization
(millions, except share data)


                                                     December 31
                                          --------------------------------
                                               2001              2000
                                          --------------    --------------

First Mortgage Bonds
   Maturity  Interest rate
   --------  -------------
     2001    6.4%                          $      -          $   75.0
     2002    6.75                                 -              50.0
     2003    5.75                              50.0              50.0
     2006    5.55                              50.0                 -
     2008    5.875                             75.0                 -
     2009    5.37                              50.0              50.0
     2011    6.625                             75.0                 -
     2016    7.20                              50.0                 -
     2021    8.875                                -              50.0
     2025    7.26                                 -              50.0
     2027    7.375                             50.0              50.0
     2028    6.58                              50.0              50.0
                                           --------          --------
                                              450.0             425.0
   Less:  Amount due within one year              -              75.0
          Unamortized debt discount,
            net of premium                      3.6               2.9
                                           --------          --------
                                              446.4  37.8%      347.1  32.7%
                                           --------          --------

Other long-term debt
   Notes payable due in 2001 at
     variable interest rate                       -              50.0
   Less amount due within one year                -              50.0
                                           --------          --------
                                                  -     -           -     -
                                           --------          --------

Preferred and preference stock
   Cumulative, $50 par value, 1,600,000
     preferred shares authorized; and
     cumulative, without par value,
     20,000,000 preference shares
     authorized (120,757 and 125,223
     shares of redeemable preferred stock,
     4.48% and 5.00% series,
     outstanding, respectively)                 6.1    .5         6.3    .6
                                           --------          --------

Common equity
   Common stock, $2.50 par value,
     160,000,000 shares authorized
     (4,517,156 and 4,767,796 shares
     reserved for conversion and
     other purposes, and 44,397,787
     and 45,491,458 shares
     outstanding, respectively                111.0             113.7
   Retained earnings                          616.9             594.2
   Accumulated other
     comprehensive income
       Cash flow hedges                          .7                 -
       Minimum pension liability               (1.0)              (.8)
       Foreign currency
         translation adjustments                  -               (.1)
                                           --------          --------
                                                (.3)              (.9)
                                           --------          --------
                                              727.6  61.7       707.0  66.7
                                           --------  -----   --------  -----
                                           $1,180.1  100.0%  $1,060.4  100.0%
                                           ========  =====   ========  =====


The accompanying notes are an integral part of these statements.


Nicor Inc.                                                           Page 29
----------------------------------------------------------------------------

Consolidated Statements of Common Equity
(millions, except per share data)


                                                   Year ended December 31
                                              ------------------------------
                                                2001       2000       1999
                                              --------   --------   --------
Common stock
   Balance at beginning of year               $  113.7   $  117.2   $  118.8
   Issued and converted stock                       .5         .2         .1
   Reacquired and cancelled stock                 (3.2)      (3.7)      (1.7)
                                              --------   --------   --------
   Balance at end of year                        111.0      113.7      117.2
                                              --------   --------   --------

Paid-in capital
   Balance at beginning of year                      -          -          -
   Issued and converted stock                      1.5        1.8        1.2
   Reacquired and cancelled stock                 (1.5)      (1.8)      (1.2)
                                              --------   --------   --------
   Balance at end of year                            -          -          -
                                              --------   --------   --------

Retained earnings
   Balance at beginning of year                  594.2      670.5      640.2
   Net income                                    143.7       46.7      124.4
   Dividends on common stock ($1.76, $1.66
     and $1.56 per share, respectively)          (79.1)     (76.4)     (73.6)
   Dividends on preferred stock                    (.3)       (.3)       (.3)
   Reacquired and cancelled stock                (41.6)     (46.3)     (20.2)
                                              --------   --------   --------
   Balance at end of year                        616.9      594.2      670.5
                                              --------   --------   --------

Accumulated other comprehensive income (loss)
   Balance at beginning of year                    (.9)       (.6)       (.8)
   Other comprehensive income (loss)                .6        (.3)        .2
                                              --------   --------   --------
   Balance at end of year                          (.3)       (.9)       (.6)
                                              --------   --------   --------
                                              $  727.6   $  707.0   $  787.1
                                              ========   ========   ========

The accompanying notes are an integral part of these statements.




Consolidated Statements of Comprehensive Income
(millions)

                                                      Year ended December 31
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------

Net income                                         $  143.7  $   46.7  $  124.4
Other comprehensive income (loss), net of taxes
   Gain (loss) on cash flow hedges, net                  .6         -         -
   Reclassification adjustment                           .1         -         -
   Decrease (increase) to minimum pension liability     (.2)      (.2)       .2
   Foreign currency translation adjustment               .1       (.1)        -
                                                   --------  --------  --------
                                                         .6       (.3)       .2
                                                   --------  --------  --------
Comprehensive income                               $  144.3  $   46.4  $  124.6
                                                   ========  ========  ========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                           Page 30
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. and its subsidiaries. Nicor's key subsidiaries are described in the Business Segment and Geographic
Information note beginning on page 38. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment include accrued unbilled revenue, prepaid and accrued postretirement benefits, the allowance for doubtful accounts, and liabilities for discontinued businesses and the Nicor Gas mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the Illinois Commerce Commission (ICC) which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities of $34.9 million and $173.2 million, respectively, at December 31, 2001 and $74.2 million and $70.5 million, respectively, at December 31, 2000.

Operating revenues and gas costs. Gas distribution revenues are recorded when gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses.

In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent. The estimated useful lives of vessels range from 15 to 25 years.

Equity investments. The company invests in several partnerships and limited-liability companies that are accounted for under the equity method. Related pretax investment results are recorded in other income, and investment balances are classified as other long-term assets.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. In the gas distribution segment, prior investment tax credits and regulatory income tax liabilities are amortized to income over the lives of related properties. In the shipping segment, income taxes have not been provided on approximately $6 million of cumulative undistributed foreign earnings through December 31, 2001, which are considered by management to be indefinitely invested in foreign operations.



Nicor Inc.                                                           Page 31
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

Cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less to be cash equivalents.

Derivative instruments. At Nicor Gas, derivative instruments are primarily utilized for natural gas procurement. Realized gains or losses on such derivatives are included in the cost of gas delivered and are therefore passed directly through to customers, having no direct impact on earnings. As such, unrealized changes in the fair value of these derivative instruments are being deferred or accrued as a regulatory asset or liability.

In 2001 and 2000, Nicor Gas held derivatives to limit the earnings impact of weather fluctuations. Since these instruments settle on December 31 of each year, any benefits recorded in those years did not involve a fair value estimation.

Derivative instruments and other energy-related contracts are used by Nicor's wholesale natural gas marketing business, Nicor Enerchange, to hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements. This business records its entire portfolio of derivative instruments, other energy-related contracts and physical inventories at fair value. Fair values are determined from quoted market prices and other external sources, where available, or are estimated using internal models. These estimates are not material to Nicor's financial statements. Contracts are generally short term and open positions are limited by policy to an immaterial amount.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon settlement of the derivative instrument and issuance of the debt, accumulated other comprehensive income is amortized to interest expense over the life of the debt instrument.

Credit risk. Nicor's major subsidiaries have diversified customer bases and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001, and FAS 142 is effective for 2002. Nicor had a goodwill balance of $6.4 million at December 31, 2001, primarily in the shipping segment. Goodwill amortization was insignificant in 2001. The implementation of these standards did not have a material impact on the company's financial position or results of operations.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.


Nicor Inc.                                                           Page 32
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and is generally to be applied prospectively. The implementation of this standard did not have a material impact on the company's financial position or results of operations.

GAS IN STORAGE

Gas distribution segment inventory is carried at cost on a last-in, first-out
(LIFO) basis. Based on the average cost of gas purchased in December 2001 and 2000, the estimated replacement cost of inventory at December 31, 2001 and 2000 exceeded the LIFO cost by $139.6 million and $491.7 million, respectively.

Nicor Enerchange carries its inventory at fair value. At December 31, 2001 and 2000, the market value of the inventory was $11.4 million and $12.5 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

                                       2001       2000       1999
                                     --------   --------   --------
Current
    Federal                          $   22.9   $   29.3   $   44.3
    State                                 6.3        1.9        8.2
                                     --------   --------   --------
                                         29.2       31.2       52.5
                                     --------   --------   --------
Deferred
    Federal                              42.4      (12.2)      13.9
    State                                 3.5       (3.4)        .5
                                     --------   --------   --------
                                         45.9      (15.6)      14.4
                                     --------   --------   --------

Amortization of investment tax           (2.1)      (1.5)      (1.5)
credits, net
Foreign taxes                              .4         .3         .3
                                     --------   --------   --------
Income tax expense, net              $   73.4   $   14.4   $   65.7
                                     ========   ========   ========




Nicor Inc.                                                           Page 33
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to the net deferred tax liability at December 31, 2001 and 2000, are as follows (in millions):

                                               2001       2000
                                             --------   --------
Deferred tax liabilities
    Property, plant and equipment            $  215.5   $  217.5
    Investment in foreign subsidiaries           47.7       48.5
    Investment in partnerships                   60.8       39.3
    Employee benefits                            26.6       18.7
    Other                                        24.6       29.5
                                             --------   --------
                                                375.2      353.5
                                             --------   --------
Deferred tax assets
    Unamortized investment tax credits           25.3       26.6
    Regulatory income tax liability              16.3       17.4
    Accrued mercury-related costs                14.7       30.9
    Other                                        24.0       33.7
                                             --------   --------
                                                 80.3      108.6
                                             --------   --------
Net deferred tax liability                   $  294.9   $  244.9
                                             ========   ========

The effective combined federal and state income tax rate was 33.8 percent, 23.6 percent and 34.6 percent in 2001, 2000 and 1999, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

                                          2001       2000       1999
                                        --------   --------   --------
Federal income taxes using statutory    $   76.0   $   21.4   $   66.5
rate
State income taxes, net                      6.4        (.3)       6.3
Undistributed foreign earnings              (2.1)         -          -
Tax credits                                 (4.5)      (4.3)      (3.8)
Regulatory income tax liability             (2.1)      (2.4)      (2.1)
Other, net                                   (.3)         -       (1.2)
                                        --------   --------   --------
Income tax expense, net                 $   73.4   $   14.4   $   65.7
                                        ========   ========   ========

STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as an employee stock purchase plan.

Long-term incentive compensation plan. The company may grant options for up to
3.5 million shares and has granted options on 2.1 million shares through December 31, 2001. The stock option exercise price equals the stock's market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.








Nicor Inc.                                                           Page 34
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:
                                                     Weighted
                                         Number      average
                                          of         exercise
                                         shares       price
                                        --------    ----------
Options outstanding at:
December 31, 1998                        623,800     $ 30.37
    Granted                              149,000       38.06
    Exercised                             (3,500)      28.25
    Cancelled                             (7,500)      38.06
                                        --------
December 31, 1999                        761,800       31.81
  Granted                                251,500       32.37
  Exercised                              (33,200)      27.44
  Cancelled                              (78,000)      32.13
                                        --------
December 31, 2000                        902,100       32.10
  Granted                                173,500       36.81
  Exercised                             (208,800)      27.46
  Cancelled                               (2,500)      36.82
                                        --------
December 31, 2001                        864,300       34.15
                                        --------

Options exercisable at:
December 31, 1999                        383,900     $ 26.87
December 31, 2000                        434,100       28.38
December 31, 2001                        322,800       32.65

Stock options outstanding at December 31, 2001, had exercise prices ranging from $24.63 to $40.69 and a weighted average remaining contractual life of seven years.

The weighted-average fair value of options granted in 2001, 2000 and 1999 was $5.01, $3.25 and $3.52, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2001      2000     1999
                                     --------  -------- --------
Expected volatility                    23.5%     16.8%    14.7%
Dividend yield                          5.4%      5.7%     4.6%
Risk-free interest rate                 4.6%      6.4%     5.2%
Expected period outstanding (years)       4         3        3

The company does not recognize compensation expense for stock options. If compensation expense for the stock options had been recognized based on the fair value of awards at the grant dates, the impact on the company's net income and earnings per share would have been $.5 million and $.01, respectively.

There were no shares of restricted stock or alternate stock rights outstanding at December 31, 2001 under the long-term incentive compensation plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 978,000 shares through December 31, 2001. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price. The company sold about 25,400 shares, 28,900 shares and 28,400 shares to employees in 2001, 2000 and 1999, respectively. The weighted-average market value of shares sold in 2001, 2000 and 1999 was $37.80, $33.01 and $36.71, respectively.

Nicor Inc.                                                           Page 35
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

SHORT- AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $475 million at December 31, 2001. Commitment fees of up to .08 percent per annum were paid on these lines. All lines of credit have variable interest rates tied to short-term markets.

The company had $277 million and $442 million of commercial paper outstanding with a weighted average interest rate of 2.9 percent and 6.5 percent at December 31, 2001 and 2000, respectively.

Bank cash balances averaged about $5 million during 2001, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Interest expense was net of amounts capitalized of $1.1 million, $1.1 million and $.4 million in 2001, 2000 and 1999, respectively.

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. Most employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans' benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):



Nicor Inc.                                                           Page 36
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

                                    Pension benefits       Other benefits
                                  -------------------   -------------------
                                    2001       2000       2001       2000
                                  --------   --------   --------   --------
Change in benefit obligation

Benefit obligation at
  beginning of period             $  211.5   $  209.4   $  112.6   $  116.1
Service cost                           6.5        5.3        1.2        1.2
Interest cost                         16.5       14.9        8.4        8.4
Actuarial loss (gain)                 32.0        7.1       29.1       (5.3)
Participant contributions                -          -         .8         .7
Plan amendments                          -        3.0          -          -
Benefits paid                        (29.0)     (28.2)     (10.2)      (8.5)
                                  --------   --------   --------   --------
Benefit obligation at end
of period                            237.5      211.5      141.9      112.6
                                  --------   --------   --------   --------

Change in plan assets

Fair value of plan assets
  at beginning of period             489.2      445.3       22.6       19.4
Actual gain (loss) on
  plan assets                        (60.5)      72.1       (2.9)       3.2
Employer contributions                   -          -        9.4        7.8
Participant contributions                -          -         .8         .7
Benefits paid                        (29.0)     (28.2)     (10.2)      (8.5)
                                  --------   --------   --------   --------
Fair value of plan assets
at end of period                     399.7      489.2       19.7       22.6
                                  --------   --------   --------   --------

Funded status                        162.2      277.7     (122.2)     (90.0)
Unrecognized net
  actuarial (gain) loss               (2.0)    (135.9)      29.4       (4.7)
Unrecognized transition
  (asset) obligation                  (1.0)      (4.8)      34.0       37.1
Unrecognized prior service cost        5.1        5.7          -          -
Other                                    -          -       (1.8)       1.2
                                  --------   --------   --------   --------
Prepaid (accrued) benefit cost    $  164.3   $  142.7   $  (60.6)  $  (56.4)
                                  ========   ========   ========   ========


Net periodic benefit cost (credit) included the following components (in millions):

                                  Pension benefits       Other benefits
                                ----------------------  --------------------
                                 2001    2000    1999    2001    2000    1999
                                ------  ------  ------  ------  ------  ------
Service cost                    $  6.5  $  5.3  $  6.2  $  1.2  $  1.2  $  1.3
Interest cost                     16.5    14.9    15.3     8.4     8.4     7.7
Expected return on plan assets   (44.3)  (39.1)  (35.3)   (2.1)   (1.8)   (1.6)
Recognized net
  actuarial (loss) gain            2.9    (5.9)   (1.9)      -       -       -
Amortization of unrecognized
  transition (asset)
  obligation                      (3.8)   (3.9)   (3.9)    3.1     3.1     3.1
Amortization of prior
  service cost                      .6      .4      .4       -       -       -
                                ------  ------  ------  ------  ------  ------
Net periodic benefit
cost (credit)                   $(21.6) $(28.3) $(19.2) $ 10.6  $ 10.9  $ 10.5
                                ======  ======  ======  ======  ======  ======

Assumptions used in the computations included the following:

                                   Pension benefits      Other benefits
                                  ------------------   ------------------
                                    2001      2000       2001      2000
                                  --------  --------   --------  --------
Discount rate                       7.25%     7.75%      7.25%     7.75%
Expected return on plan assets      9.25      9.25       9.25      9.25
Rate of compensation increase       4.00      4.00       4.00      4.00


For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 10 percent for 2002, declining to 5 percent by 2007 and remaining at that level thereafter. The health care

Nicor Inc.                                                           Page 37
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

cost trend rate for post-Medicare benefits was assumed to be 7.5 percent for 2002, declining to 5 percent by 2006 and remaining at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                                One-percent
                                                           --------------------
                                                            Increase  Decrease
                                                           ---------  ---------
Effect on total of service and interest cost components    $   1.0    $   (.8)
Effect on benefit obligation                                  14.1      (11.9)

Nicor Gas also has a separate unfunded supplemental retirement plan. The plan is noncontributory with defined benefits. Plan costs were $.8 million, $.6 million and $.7 million in 2001, 2000 and 1999, respectively. The benefit obligation of the plan was $6.4 million and $5.7 million at December 31, 2001 and 2000, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $5.3 million, $5.1 million and $4.7 million in 2001, 2000 and 1999, respectively.

COMMON STOCK

Shareholder rights plan. Under a shareholder rights plan, shareholders are assigned one right for each share of Nicor common stock held. The rights will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 10 percent or more of Nicor's common stock. If a person acquires beneficial ownership of 10 percent or more of Nicor's common stock, all holders of rights other than the acquiring person will be entitled to purchase Nicor common stock at a 50 percent discount from the market price. Nicor may redeem the rights at $.01 per right at any time before someone becomes a 10 percent beneficial owner. The rights expire on September 30, 2007.

Changes in common shares. Changes in common shares outstanding are summarized below (in millions):

                                       2001       2000      1999
                                     --------   --------  --------
Beginning of year                      45.5       46.9      47.5
Issued and converted                     .2         .1         -
Reacquired and cancelled               (1.3)      (1.5)      (.6)
                                     --------   --------  --------
End of year                            44.4       45.5      46.9
                                     ========   ========  ========

Through common stock repurchase programs, Nicor has purchased and retired 1.1 million, 1.4 million and .6 million shares in 2001, 2000 and 1999, respectively.







Nicor Inc.                                                           Page 38
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates primarily in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor's principal business, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, Canada and the Caribbean. Nicor's other energy ventures operate in the Midwest region and include businesses that market: energy-related products and services at retail to residential and small business consumers (Nicor Services); natural gas at the wholesale level (Nicor Enerchange); and energy, both natural gas and electricity, at the retail level (Nicor Energy, a 50- percent-owned joint venture).

Tropical Shipping's vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned, and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is generally based on direct and indirect costs incurred unless a market price is available. Financial data by business segment is presented on the following page (in millions):




Nicor Inc.                                                           Page 39
----------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)


                                             Other     Corporate
                       Gas                   energy      and
                    distribution  Shipping  ventures  eliminations  Consolidated
                    ------------  --------  --------  ------------  ------------
Operating revenues

   2001              $ 2,120.8     $ 230.3   $ 230.4   $  (37.4)    $ 2,544.1
   2000                1,896.0       248.3     169.9      (16.1)      2,298.1
   1999                1,326.2       229.9      61.0       (1.9)      1,615.2

Operating income (loss)

   2001              $   223.7     $  17.6   $   4.9   $   (2.7)    $   243.5
   2000                   64.9        25.7       6.5       (3.0)         94.1
   1999                  191.7        22.5       1.3       (3.5)        212.0

Equity investment income (loss)

   2001              $     (.1)    $     -   $   2.5   $    1.3     $     3.7
   2000                    (.3)          -       1.5        2.0           3.2
   1999                      -           -       (.3)        .8            .5

Interest expense, net of
  amounts capitalized

   2001              $    44.1     $    .6   $    .4   $    (.2)    $    44.9
   2000                   43.9          .8        .6        3.3          48.6
   1999                   40.4         1.3        .2        3.2          45.1

Income taxes

   2001              $    70.5     $   5.3   $   3.0   $   (5.4)    $    73.4
   2000                    6.8        10.2       3.1       (5.7)         14.4
   1999                   55.9         8.3       2.6       (1.1)         65.7

Property, plant and
  equipment, net

   2001              $ 1,620.7     $ 146.1   $   1.5   $     .3     $ 1,768.6
   2000                1,600.8       127.8       1.0          -       1,729.6
   1999                1,610.7       123.2       1.3          -       1,735.2


Capital expenditures

   2001              $   149.8     $  34.8   $   1.1   $      -    $    185.7
   2000                  124.6        33.8         -          -         158.4
   1999                  127.4        26.0        .6          -         154.0

Depreciation

   2001              $   132.4     $  16.1   $    .3   $      -    $    148.8
   2000                  128.1        15.9        .3          -         144.3
   1999                  123.9        16.1        .3          -         140.3


See Gas Distribution Statistics on page 18 for disclosure of sales and transportation revenues in the gas distribution segment. The operating revenues of other energy ventures include $34.6 million and $14.9 million of revenues from the sale of natural gas to Nicor Gas in 2001 and 2000, respectively.




Nicor Inc.                                                           Page 40
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

DISCONTINUED OPERATIONS

The company maintains a $13.4 million reserve for the remaining costs related to discontinued contract drilling, oil and gas exploration, inland barging and extractive operations. The reserve will continue to be evaluated as the remaining contingencies are resolved.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Nicor has several investments that are accounted for using the equity method. These investments include a 50-percent interest in Nicor Energy and Horizon Pipeline, and smaller percentage interests in a cargo container leasing company and affordable housing partnerships. The following table provides unaudited, combined and condensed financial information for all such investments as if Nicor held a 100 percent interest (in millions):

                            2001       2000       1999
                          --------   --------   --------
Revenues                  $  807.6   $  606.2   $  347.8
Pretax income                 11.6        8.7        1.5
Current assets               331.6      289.4      154.6
Total assets               2,036.9    1,808.4    1,414.7
Current liabilities          229.6      185.8       82.0
Total liabilities          1,608.3    1,402.2    1,108.0


REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. Nicor recorded $14.9 million and $12.2 million for its share of PBR plan results as operating revenue in 2001 and 2000, respectively. In 2002, the plan is subject to ICC review.

Customer choice of commodity supplier. In January 2002, Nicor Gas received final approval from the ICC to expand its Customer Select(R) program to include all customers beginning in March 2002. The program is currently available to all industrial and commercial customers and about 15 percent of residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

RELATED PARTY TRANSACTIONS

At December 31, 2001, Nicor had $22.6 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes cover a portion of the initial construction costs of the pipeline. Horizon Pipeline intends to ultimately finance the project with partnership equity and non-recourse third party debt.

Nicor has a 50 percent interest in Nicor Energy L.L.C., a joint venture that markets natural gas and electricity to customers in the Midwest region, primarily in Illinois. At December 31, 2001, Nicor had $8.6 million of short-term notes receivable at market interest rates due from Nicor Energy. Nicor also guarantees up to $15 million of the joint venture's borrowings under a line of credit, and up to $34

Nicor Inc.                                                            Page 41
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

million of Nicor Energy's accounts payable and performance commitments. As of December 31, 2001 and 2000, Nicor had guaranteed $14.3 million and $11.3 million under the line of credit.

CONTRACTUAL OBLIGATIONS

As of December 31, 2001, Nicor had contractual obligations with payments due as follows (in millions):

                                                                 after
                         2002    2003    2004    2005    2006    2006    Total
                        ------  ------  ------  ------  ------  ------  -------
Long-term debt          $    -  $ 50.0  $    -  $    -  $ 50.0  $350.0  $450.0
Unconditional
  purchase obligations   129.4    78.9    30.6    10.4    10.4    54.4   314.1
Operating leases          13.3     8.7     2.0     1.9     1.4     7.7    35.0
Other long-term
 obligations               2.7     3.0     3.0     2.9     2.8     6.5    20.9
                        ------  ------  ------  ------  ------  ------  ------
                        $145.4  $140.6  $ 35.6  $ 15.2  $ 64.6  $418.6  $820.0
                        ======  ======  ======  ======  ======  ======  ======


Unconditional purchase obligations primarily consist of transportation and storage contracts in the gas distribution segment. This includes a 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $103.7 million.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $14.6 million, $14.5 million and $12.3 million in 2001, 2000 and 1999, respectively.

In 1999, Tropical Shipping committed about $40 million for the construction of two vessels. One of the vessels was placed into service during 2001, and the second vessel was delivered in early 2002. Through December 31, 2001, the company had made construction payments of $28.9 million. Remaining commitments were paid in early 2002.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such

Nicor Inc.                                                            Page 42
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

home, although it still has been unable to gain entry to some homes. Approximately 1,060 homes have been found to have traces of mercury requiring cleanup.

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permits class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. The adjustment reflects more recent experience which indicates a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company has incurred $102 million in associated costs, leaving a $37 million liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in

Nicor Inc.                                                            Page 43
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (continued)

the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through December 31, 2001, Nicor Gas has recovered, net of related expenses, $3.2 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such amounts as assets in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

It is management's opinion, taking into account the above information and uncertainties, including currently available information concerning the company's existing and potential obligations, insurance coverage, possible recoveries from third parties and available financial resources, that costs associated with the mercury spills will not have a material adverse effect on the liquidity or financial position of the company.

Manufactured gas plant sites. Gas manufacturing plants were used by Nicor Gas' predecessor companies in the early 1900's to produce natural gas from coal, producing a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May of 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes. Management cannot predict the outcome of this litigation.

Nicor Inc.                                                           Page 44
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (concluded)

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, the final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

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

QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

                                                Quarter ended
                                    -----------------------------------------
                                     Mar. 31    June 30    Sept. 30    Dec. 31
                                    ---------  ---------  ----------  ---------

2001
    Operating revenues              $ 1,473.7  $   373.0  $   244.4   $  453.0
    Operating income                     68.0       52.9       53.4       69.2
    Net income                           38.8       26.7       33.0       45.2
    Earnings per common share
        Basic                             .85        .59        .73       1.01
        Diluted                           .85        .59        .73       1.01

2000
    Operating revenues              $   659.3  $   348.4  $   301.0   $  989.4
    Operating income (loss)              70.2       55.4     (101.0)      69.5
    Net income (loss)                    38.8       30.6      (62.7)      39.9
    Earnings (loss) per common share
        Basic                             .83        .66      (1.37)       .87
        Diluted                           .83        .66      (1.37)       .87



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




Nicor Inc.                                                           Page 45
----------------------------------------------------------------------------
PART III

Items 10. and 11.    Directors and Executive Officers of the Registrant and
                     Executive Compensation

Information on directors, Section 16(a) Beneficial Ownership Reporting Compliance and executive compensation is contained on pages 2 through 6, 9 and 14 through 19 of the Definitive Proxy Statement, dated March 8, 2002, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on page 6 in Part I of this document.

Item 12.             Security Ownership of Certain Beneficial Owners and
                     Management

Information about shares beneficially owned by directors and executive officers is contained on pages 7 through 9 of the Definitive Proxy Statement, dated March 8, 2002, and is incorporated herein by reference.

Item 13.             Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained on page 24 of the Definitive Proxy Statement, dated March 8, 2002, and is incorporated herein by reference.


PART IV

Item 14.             Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K

(a) 1)  Financial Statements:

        See Item 8, Financial Statements and Supplementary Data, on page 23 filed herewith, for a list of financial statements.

    2)  Financial Statement Schedules:

        Schedule
         Number                                               Page

                  Report of Independent Public Accountants     24
          II      Valuation and Qualifying Accounts            46

        Schedules other than those listed are omitted because they are not applicable.

    3)  Exhibits Filed:

        See Exhibit Index beginning on page 48 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 2001.



Nicor Inc.                                                   Page 46
--------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                              Additions
                                          ------------------
                         Balance at  Charged to   Charged              Balance
                         beginning    costs and   to other   Deduct-   at end
  Description            of period    expenses    accounts    ions     of period
-----------------        ---------   ----------   --------   -------  ----------

2001
------
Allowance for
  uncollectible accounts
  receivabable             $ 14.5     $  26.1         -      $ 28.3 (a)  $ 12.3

Reserve for estimated
  future costs related
  to discontinued
  businesses                 14.8           -         -         1.4 (b)    13.4

Accrued mercury-related
  costs                      78.0           -         -        41.0 (c)    37.0


2000
------
Allowance for
  uncollectible accounts
  receivable               $  7.1     $  17.5         -      $ 10.1 (a)  $ 14.5

Reserve for estimated
  future costs related
  to discontinued
  businesses                 12.8           -       2.0 (b)      -         14.8

Accrued mercury-related
  costs                         -       148.0         -       70.0 (c)     78.0


1999
------

Allowance for
  uncollectible accounts
  receivable               $  6.3    $ 12.5        $ -    $ 11.7 (a)      $ 7.1

Reserve for estimated
  future costs related
  to discontinued
  businesses                 13.3         -          -        .5 (b)       12.8

Accrued mercury-related
  costs                         -         -          -         -              -


(a)  Accounts receivable written off, net of recoveries.
(b) Net receipts, expenditures, operating results, gains and losses related to discontinued businesses credited or charged to reserve.
(c)  Expenditures and reductions charged to reserve.

Nicor Inc.                                                           Page 47
----------------------------------------------------------------------------
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Nicor Inc.

Date       March 8, 2002             By   /s/ KATHLEEN L. HALLORAN
      ------------------------           -------------------------
                                           Kathleen L. Halloran
                                           Executive Vice President Finance
                                           and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2002.

           Signature                             Title
--------------------------------     -------------------------------

     /s/ THOMAS L. FISHER
--------------------------------
       Thomas L. Fisher              Chairman, President and
 (Principal Executive Officer)       Chief Executive Officer

   /s/ KATHLEEN L. HALLORAN
--------------------------------
     Kathleen L. Halloran            Executive Vice President
    (Principal Financial and         Finance and Administration
      Accounting Officer)





ROBERT M. BEAVERS, JR.*              Director

BRUCE P. BICKNER*                    Director

JOHN H. BIRDSALL, III*               Director

THOMAS A. DONAHOE*                   Director

JOHN E. JONES*                       Director

DENNIS J. KELLER*                    Director

WILLIAM A. OSBORN*                   Director

JOHN RAU*                            Director

JOHN F. RIORDAN*                     Director

PATRICIA A. WIER*                    Director

                                   * By   /s/ JEFFREY L. METZ
                                         ----------------------------
                                              Jeffrey L. Metz
                                              (Attorney-in-fact)


Nicor Inc.                                                           Page 48
----------------------------------------------------------------------------
Exhibit Index

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

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

Nicor Inc.                                                           Page 49
----------------------------------------------------------------------------
Exhibit Index (continued)

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

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

Nicor Inc.                                                           Page 50
----------------------------------------------------------------------------
Exhibit Index (continued)

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

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

  4.19 * Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas,
           Exhibit 4.01.)

  4.20 * Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Nicor Gas,
           Exhibit 4.01.)

  4.21 * Supplemental Indenture, dated December 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Nicor Gas,
           Exhibit 4.20.)

           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

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

 10.03   * Directors' Deferred Compensation Plan.  (File No.
           1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

 10.04 * Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

Nicor Inc.                                                           Page 51
----------------------------------------------------------------------------
Exhibit Index (continued)

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

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

 10.10 * Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

 10.11   * Nicor Inc. 1995 Directors' Stock Plan.  (File No.
           1-7297, Form 10-Q for September 1996, Nicor Inc.,
           Exhibit 10.02.)

 10.12   * 1997 Long-Term Incentive Program.  (File No. 1-7297,
           Form 10-Q for March 1997, Nicor Inc., Exhibit 10.01.)

 10.13 * Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

 10.14   * 1999 Long-Term Incentive Program.  (File No. 1-7297,
           Form 10-K for 1998, Nicor Inc.,
           Exhibit 10.26.)

 10.15   * 2000 Nicor Incentive Compensation Plan.  (File No.
           1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.21.)

 10.16   * 2000 Nicor Gas Incentive Compensation Plan.  (File No.
           1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.22.)

 10.17   * 2000 Long-Term Incentive Program.  (File No. 1-7297,
           Form 10-K for 1999, Nicor Inc., Exhibit 10.23.)

 10.18   * Security Payment Plan.  (File No. 1-7297,
           Form 10-K for 1999, Nicor Inc., Exhibit
           10.24.)





Nicor Inc.                                                           Page 52
----------------------------------------------------------------------------
Exhibit Index (continued)

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

10.19    * Amendment and Restatement of Nicor Gas
           Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.20    * Amendment and Restatement of Nicor Gas Supplementary Savings Plan.
           (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
           Exhibit 10.02.)

10.21    * First Amendment to Nicor Salary Deferral Plan.  (File No. 1-7297,
           Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.22    * First Amendment to Agreements Restating 1984 and 1985 Nicor Capital
           Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
           Exhibit 10.04.)

10.23    * First Amendment to Nicor 1989 Long -Term Incentive Plan.
           (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
           Exhibit 10.05.)

10.24    *  First Amendment to Nicor 1997 Long -Term Incentive Plan.
            (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
            Exhibit 10.06.)

10.25    * Second Amendment to Nicor Stock Deferral Plan.  (File No. 1-7297,
           Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.26    * Form of Change-in-Control Agreement, dated June 2, 2000, between
           Nicor Inc. and Mr. Cali and Ms. Halloran.  (File No. 1-7297,
           Form 10-Q for June 2000, Nicor Inc.,   Exhibit 10.01.)

10.27    * Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc.
           and Mr. Fisher. (File No. 1-7297, Form 10-K for 2000, Nicor Inc.,
           Exhibit 10.28.)

10.28    * Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc.
           and Mr. Behrens. (File No. 1-7297, Form 10-K for 2000, Nicor Inc.,
           Exhibit 10.29.)

10.29    * 2001 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for
           March 2001, Nicor Inc., Exhibit 10.01.)

10.30    * 2001 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for
           March 2001, Nicor Inc., Exhibit 10.02.)

10.31 Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel.

10.32 Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel.





Nicor Inc.                                                            Page 53
-----------------------------------------------------------------------------
Exhibit Index (concluded)

Exhibit
Number                         Description of Document
------     -------------------------------------------------------------

           Exhibits 10.01 through 10.32 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.

 21.01   * Subsidiaries.  (File No. 69-228, Form U-3A-2 for 2001,
           Nicor Inc., Item 1.)

 23.01     Consent of Independent Public Accountants.

 24.01     Powers of Attorney.

 99.01   * Form of Letter to Shareholders relating to Shareholder
           Rights Agreement. (File No.1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)


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