Form 10-Q
period 2002-03-31
NICOR INC
filed 2002-04-25
CIK 72020

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2002


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $2.50, outstanding at April 22, 2002, were 44,255,171.

Nicor Inc.                                                   Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..................... 1

         Consolidated Statements of Operations:
           Three months ended
           March 31, 2002 and 2001 .............................. 2

         Consolidated Statements of Cash Flows:
           Three months ended
           March 31, 2002 and 2001 .............................. 3

         Consolidated Balance Sheets:
           March 31, 2002 and 2001, and
           December 31, 2001 .................................... 4

         Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................10

   Item 3. Quantitative and Qualitative Disclosures about Market
           Risk .................................................16


Part II - Other Information

   Item 1. Legal Proceedings ....................................16

   Item 6. Exhibits and Reports on Form 8-K .....................16

         Signature ..............................................17

         Exhibit Index ..........................................18


Glossary

Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf ....Thousand cubic feet, billion cubic feet.
PBR..........Performance-based rate, a plan that provides economic incentives based on performance.
TEU..........Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

Nicor Inc.                                                         Page 2
-------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                                     Three months ended
                                                           March 31
                                                     ------------------
                                                       2002      2001
                                                     --------  --------

Operating revenues                                   $  617.0  $1,473.7
                                                     --------  --------

Operating expenses
   Cost of gas                                          347.6   1,174.6
   Operating and maintenance                            105.4     101.4
   Depreciation                                          60.8      58.6
   Taxes, other than income taxes                        41.4      71.1
   Other                                                   .2         -
                                                     --------  --------
                                                        555.4   1,405.7
                                                     --------  --------

Operating income                                         61.6      68.0

Other income (expense), net                               7.0       4.6
                                                     --------  --------

Income before interest expense and income taxes          68.6      72.6

Interest expense, net of amounts capitalized              9.7      14.3
                                                     --------  --------

Income before income taxes                               58.9      58.3

Income taxes                                             19.0      19.5
                                                     --------  --------

Net income                                               39.9      38.8

Dividends on preferred stock                                -        .1
                                                     --------  --------

Earnings applicable to common stock                  $   39.9  $   38.7
                                                     ========  ========

Average shares of common stock outstanding
   Basic                                                 44.3      45.4
   Diluted                                               44.5      45.6

Earnings per average share of common stock
   Basic                                            $     .90  $    .85
   Diluted                                                .90       .85

Dividends declared per share of common stock        $     .46  $    .44


The accompanying notes are an integral part of these statements.






Nicor Inc.                                                         Page 3
-------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                     Three months ended
                                                          March 31
                                                     ------------------
                                                       2002      2001
                                                     --------  --------
Operating activities
   Net income                                        $   39.9  $   38.8
   Adjustments to reconcile net income to net
     cash flow provided from operating activities:
      Depreciation                                       60.8      58.6
      Deferred income tax expense                        11.4      10.8
      Changes in:
        Receivables, less allowances                     (2.5)    (48.4)
        Gas in storage                                    3.6      20.3
        Deferred/accrued gas costs                      (41.0)    177.9
        Accounts payable                                (61.6)   (208.3)
        Temporary LIFO liquidation                      115.0     125.7
        Prepaid pension costs                            (3.2)     (8.4)
      Other                                              16.8       9.7
                                                     --------  --------
   Net cash flow provided from
     operating activities                               139.2     176.7
                                                     --------  --------

Investing activities
   Capital expenditures                                 (48.1)    (27.8)
   Net decrease (increase) in short-term investments      5.5      (4.6)
   Loans to joint ventures                              (10.4)     (1.2)
   Other                                                  4.5        .8
                                                     --------  --------
   Net cash flow used for investing activities          (48.5)    (32.8)
                                                     --------  --------

Financing activities
   Net proceeds from issuing long-term debt                 -      74.1
   Disbursements to retire long-term debt                   -     (50.0)
   Short-term borrowings (repayments), net              (60.0)   (151.0)
   Dividends paid                                       (19.6)    (19.0)
   Disbursements to reacquire stock                     (11.4)     (4.9)
   Other                                                  1.9        .1
                                                     --------  --------
   Net cash flow used for financing activities          (89.1)   (150.7)
                                                     --------  --------

Net increase (decrease) in cash and cash equivalents      1.6      (6.8)

Cash and cash equivalents, beginning of period           10.7      55.8
                                                     --------  --------

Cash and cash equivalents, end of period             $   12.3  $   49.0
                                                     ========  ========



The accompanying notes are an integral part of these statements.


Nicor Inc.                                                          Page 4
--------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)


                                          March 31     December 31     March 31
                                            2002           2001          2001
                                          --------     -----------     --------

            Assets
Current assets
   Cash and cash equivalents              $   12.3       $   10.7      $   49.0
   Short-term investments, at cost which
    approximates market                       28.7           34.2          47.6
   Receivables, less allowances of $10.7,
    $12.3 and $21.7, respectively            357.1          354.6         707.2
   Notes receivable - joint ventures          41.6           31.2           2.4
   Gas in storage                             25.0           28.6          11.5
   Deferred income taxes                      33.7           33.9          60.2
   Other                                      21.6           24.7          15.7
                                          --------       --------      --------
                                             520.0          517.9         893.6
                                          --------       --------      --------


Property, plant and equipment, at cost
   Gas distribution                        3,455.4        3,425.6       3,314.5
   Shipping                                  310.9          304.6         284.4
   Other                                       3.3            2.8           1.9
                                          --------       --------      --------
                                           3,769.6        3,733.0       3,600.8
   Less accumulated depreciation           2,017.5        1,964.4       1,902.9
                                          --------       --------      --------
                                           1,752.1        1,768.6       1,697.9
                                          --------       --------      --------

Prepaid pension costs                        167.5          164.3         151.0
Other assets                                 124.3          124.0          89.5
                                          --------       --------      --------
                                          $2,563.9       $2,574.8      $2,832.0
                                          ========       ========      ========


    Liabilities and Capitalization

Current liabilities
   Long-term obligations due
     within one year                      $      -       $      -      $   75.0
   Short-term borrowings                     217.0          277.0         291.0
   Accounts payable                          334.3          395.9         398.3
   Temporary LIFO liquidation                115.0              -         125.7
   Accrued gas costs                          58.9           99.9         128.7
   Accrued mercury-related costs               6.3            7.0          61.0
   Other                                      50.1           46.6          93.1
                                          --------       --------      --------
                                             781.6          826.4       1,172.8
                                          --------       --------      --------

Deferred credits and other liabilities
   Deferred income taxes                     340.9          328.8         300.3
   Regulatory income tax liability            65.4           66.3          69.4
   Unamortized investment tax credit          38.5           39.0          40.6
   Accrued mercury-related costs              27.3           30.0             -
   Other                                     118.9          104.2         100.6
                                          --------       --------      --------
                                             591.0          568.3         510.9
                                          --------       --------      --------

Capitalization
   Long-term debt                            445.8          446.4         421.4
   Preferred stock                             6.1            6.1           6.3
   Common equity
    Common stock                             110.6          111.0         113.4
    Retained earnings                        629.1          616.9         608.4
    Unearned compensation                      (.4)             -             -
    Other comprehensive income                  .1            (.3)         (1.2)
                                          --------       --------      --------
                                           1,191.3        1,180.1       1,148.3
                                          --------       --------      --------
                                          $2,563.9       $2,574.8      $2,832.0
                                          ========       ========      ========



The accompanying notes are an integral part of these statements.

Nicor Inc.                                                         Page 5
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

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

DERIVATIVES

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. In the first quarter of 2002 the company terminated one such agreement because of a change in the anticipated debt issuance. As a result, the company recognized a $2.3 million gain in other income.

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below (in millions):

                                        Three months
                                           ended
                                          March 31
                                     -------------------
                                       2002       2001
                                     --------   --------
Operating revenues
   Gas distribution                  $  519.5   $1,346.5
   Shipping                              59.8       58.7
   Other energy ventures                 42.3       93.4
   Corporate and eliminations            (4.6)     (24.9)
                                     --------   --------
                                     $  617.0   $1,473.7
                                     ========   ========

Operating income (loss)
   Gas distribution                  $   57.8   $   64.6
   Shipping                               3.2        3.3
   Other energy ventures                  1.1         .9
   Corporate and eliminations             (.5)       (.8)
                                     --------   --------
                                     $   61.6   $   68.0
                                     ========   ========

Other energy venture operating revenues included $3.5 million and $24.2 million in the 2002 and 2001 periods, respectively, from intercompany natural gas sales to Nicor Gas.

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark.

Nicor Inc.                                                        Page 6
-------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(continued)

Savings and losses relative to the benchmark are shared equally with customers. Pursuant to the requirements of Illinois law, the plan is currently under Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $2.9 million of estimated PBR results as operating revenue in the first quarter of 2002 compared to $2.5 million in the first quarter of 2001.

COMPREHENSIVE INCOME

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

                                                         Three months
                                                             ended
                                                            March 31
                                                      -------------------
                                                        2002       2001
                                                      --------   --------

   Net income                                         $   39.9   $   38.8
   Other comprehensive income (loss), net of tax            .4       (1.1)
                                                      --------   --------
                                                      $   40.3   $   37.7
                                                      ========   ========

LONG-TERM DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in 2003 to be used for general corporate purposes.

RELATED PARTY TRANSACTIONS

At March 31, 2002, Nicor had $31.7 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes cover a portion of the initial construction costs of the pipeline. Horizon Pipeline intends to finance the project with partnership equity and non-recourse third party long-term debt, which is expected to be in place by May 2002.

At March 31, 2002, Nicor had $9.9 million of short-term notes receivable at market interest rates due from Nicor Energy, a 50/50 joint venture with Dynegy Inc. Nicor also guarantees up to $15 million of the joint venture's borrowings under a line of credit, and up to $30 million of Nicor Energy's accounts payable and performance commitments. As of March 31, 2002 Nicor had guaranteed $14.3 million under the line of credit.

CONTINGENCIES

Mercury program. Nicor Gas has incurred, and expects to continue to incur, significant costs related to its historical use of mercury in various kinds of company equipment.

Prior to 1961, gas regulators containing small quantities of mercury were installed in homes. These gas regulators reduce the pressure of natural gas flow from the service line to the inside of the home.

Nicor Inc.                                                        Page 7
---------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited)
(continued)

During the third quarter of 2000, the company learned that in certain instances some mercury was spilled or left in residences.

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties, Illinois, seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such home, although it still has been unable to gain entry to some homes. Approximately 1,070 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001 Nicor Gas entered into a settlement agreement with respect to the Attorney General's Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas is paying a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

Nicor Gas was also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order required the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities. Pursuant to the injunctions and the EPA order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding the work performed under the Section 106 order.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and Dupage Counties, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 claimants have opted out of class.



Nicor Inc.                                                           Page 8
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(continued)

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. The adjustment reflected more recent experience which indicated a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through March 31, 2002, the company has incurred $105.4 million in associated costs, leaving a $33.6 million estimated liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through March 31, 2002, Nicor Gas has recovered, net of related expenses, $2.8 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

Nicor Inc.                                                           Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(concluded)

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

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. Management cannot predict the outcome of this litigation.

In April 2002 Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking the recovery of past and future remediation costs and a declaration of the level of cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has not yet filed responsive pleadings. Management cannot predict the outcome of this litigation.

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





Nicor Inc.                                                         Page 10
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor 2001 Annual Report on Form 10-K.

SUMMARY

Nicor's first quarter 2002 diluted earnings per common share was $.90 compared to $.85 in the first quarter 2001. Net income for the 2002 quarter increased to $39.9 million compared with $38.8 million a year ago. Lower net interest expense and increased property sale gains more than offset a decline in operating income in the gas distribution segment. Per share results were also favorably affected by the company's common stock repurchase program.

Operating income. Operating income (loss) by major business segment is presented below (in millions):

                                   Three months
                                      ended
                                     March 31
                                -------------------
                                  2002       2001
                                --------   --------
   Gas distribution             $   57.8   $   64.6
   Shipping                          3.2        3.3
   Other energy ventures             1.1         .9
   Corporate and eliminations        (.5)       (.8)
                                --------   --------
                                $   61.6   $   68.0
                                ========   ========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased from $64.6 million in the first quarter of 2001 to $57.8 million in 2002. The negative effect of warmer weather on year-to-year operating results was partially offset by the impact of weather protection benefits recorded in the current year. In addition, higher operating expenses due primarily to smaller pension credits, higher health care costs, and increased depreciation negatively impacted this year's results.

o Containerized shipping operating income was about flat compared to a year ago. The positive effect of higher volumes shipped was offset by lower average rates resulting from soft economic conditions in the U.S. and Caribbean region.

o Operating income from Nicor's other energy ventures reflects improved results at Nicor Enerchange, a wholesale natural gas marketing business, and at Nicor Services, a retail energy-related products and services business. Lower operating results at Nicor's energy system design and construction business, Nicor Solutions, partially offset these improvements.

Other income. Other income increased to $7.0 million in the first quarter of 2002 from $4.6 million a year ago due to increased property sale gains and a gain resulting from the early termination of an interest rate derivative instrument in January 2002. These positive factors were partially offset by lower results at Nicor's retail energy marketing joint venture, Nicor Energy, and less interest income.





Nicor Inc.                                                        Page 11
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense. Interest expense for the three-month period decreased $4.6 million to $9.7 million in 2002 due to lower average borrowing levels and interest rates. Reduced gas procurement costs contributed to the lower borrowing levels.

Income taxes. The company's effective income tax rate decreased from 33.4 percent in the first quarter of 2001 to 32.2 percent in the current-year quarter. The decrease was related to the completion of an income tax audit in the first quarter of 2002.

2002 Outlook. Management currently estimates 2002 diluted earnings per common share to be in the range of $3.10 to $3.25 and anticipates that second quarter diluted earnings will be in the range of $.55 to $.65 per share. Both of these estimates assume normal weather for the rest of the year and exclude any mercury-related charges or credits. Although management believes the statement about its earnings expectations is based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, natural gas and electricity prices, interest rates, borrowing needs, credit conditions, economic and market conditions, energy conservation, legislative and regulatory actions, asset sales and performance-based rate plan results.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                        Three months
                                           ended
                                          March 31
                                     -------------------
                                       2002       2001
                                     --------   --------
   Gas distribution                  $  519.5   $1,346.5
   Shipping                              59.8       58.7
   Other energy ventures                 42.3       93.4
   Corporate and eliminations            (4.6)     (24.9)
                                     --------   --------
                                     $  617.0   $1,473.7
                                     ========   ========

Gas distribution revenues declined significantly in the first quarter of 2002 compared with a year ago due primarily to lower natural gas prices, which are passed directly through to customers without markup. First quarter 2002 shipping revenues reflect a small increase in volumes shipped compared to a year ago. While the shipping industry continues to be affected by the current economic slowdown, some improvement in Caribbean tourism appears to be occurring. The decrease in revenues for other energy ventures was due primarily to the impact of lower natural gas prices on Nicor Enerchange. The elimination of natural gas sales from Nicor Enerchange to Nicor Gas is reflected in corporate and eliminations.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, decreased $3.8 million to $165.9 million in the first quarter. The decrease was due primarily to lower deliveries resulting from 12 percent warmer weather than last year, the effects of which were partially offset by weather protection benefits recorded in 2002. The positive effect of lower natural gas prices on the cost of gas used to operate company equipment and facilities was offset by lower customer finance charges.

Nicor Inc.                                                         Page 12
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance expense. Operating and maintenance expenses increased $4.0 million in the first quarter of 2002 to $105.4 million. The increase was due primarily to higher operating and maintenance expenses at Nicor's other energy ventures and in the shipping segment. The increase in other energy ventures was associated primarily with a higher level of activity and revenues at Nicor Services and Nicor Solutions. The increase in the shipping segment relates primarily to higher shipping volumes. In the gas distribution segment, operating and maintenance expenses increased only slightly from a year ago as the negative effect of smaller pension credits and higher health care costs was nearly offset by decreased bad debt expense and customer service costs resulting from lower natural gas prices in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $37.5 million to $139.2 million in the first quarter from $176.7 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At March 31, 2002, these agreements, which serve as backup for the issuance of commercial paper, totaled $415 million and the company had $217 million of commercial paper outstanding.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in 2003 to be used for general corporate purposes.

Under an existing common stock repurchase program, Nicor purchased and retired 261,000 common shares during the first quarter of 2002 at an aggregate cost of $10.9 million.

Effective with the dividend paid on May 1, 2002, Nicor's quarterly dividend on common stock was increased to 46 cents per share. This payment represents an annual rate of $1.84 per share, which is 4.5 percent higher than the $1.76 per share rate established with the May 1, 2001 dividend.

OTHER

Nicor Energy joint venture agreement. Nicor has a 50 percent interest in Nicor Energy L.L.C., a joint venture with Dynegy Inc. that markets natural gas and electricity to customers in the Midwest region, primarily in Illinois. In April 2002, Nicor and Dynegy renegotiated their joint venture agreement extending the original agreement, which would have expired in mid-2002, by five years.

Asset acquisition. In April 2002, Tropical Shipping, a subsidiary of Nicor Inc., purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. With the purchase, Tropical Shipping will offer customers an expanded all-water service from Canadian and South Florida ports to an expanded network of Caribbean and South American destinations. The acquisition is expected to increase Tropical Shipping's annual volumes by about 10 percent.

Nicor Inc.                                                        Page 13
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and electricity commodity prices and interest rates. It is Nicor's practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. Senior management actively participates in a risk management committee that oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including value at risk (VaR). VaR is the potential gain or loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. In addition to VaR, the risk management committee has established other limits based on volume, dollar amounts, and duration. The risk management committee has established exposure limits at such a level that any adverse results are not expected to have a material adverse effect on the results of operations or the financial condition of the company. The company's policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification. As an overall measure of Nicor's direct exposure to commodity price risk, every 10 percent change in natural gas prices at March 31, 2002 would have had about a $850,000 impact on Nicor's earnings.

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

Substantial increases in natural gas prices may impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption. The company addresses these risks by using fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Nicor's other energy businesses are subject to natural gas and electricity commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk.

Nicor Inc.                                                        Page 14
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                                Three months ended
                                                     March 31
                                                --------------------
                                                  2002        2001
                                                --------    --------
Operating revenues (millions)
   Sales
    Residential                                 $  340.2    $  993.2
    Commercial                                      64.3       188.5
    Industrial                                      10.7        29.9
                                                --------    --------
                                                   415.2     1,211.6
                                                --------    --------
   Transportation
    Residential                                      3.1         2.9
    Commercial                                      25.7        27.8
    Industrial                                      11.0        12.0
    Other                                            2.5         3.9
                                                --------    --------
                                                    42.3        46.6
                                                --------    --------
   Other revenues
    Revenue taxes                                   36.4        66.5
    Environmental cost recovery                     12.0        10.3
    Performance-based rate plan                      2.9         2.5
    Chicago Hub                                      3.4         2.8
    Weather protection                               3.5           -
    Other                                            3.8         6.2
                                                --------    --------
                                                    62.0        88.3
                                                --------    --------
                                                $  519.5    $1,346.5
                                                ========    ========
Deliveries (Bcf)
   Sales
    Residential                                     94.7       102.4
    Commercial                                      17.2        19.3
    Industrial                                       3.1         3.1
                                                --------    --------
                                                   115.0       124.8
                                                --------    --------
   Transportation
    Residential                                      3.2         3.0
    Commercial                                      39.8        40.9
    Industrial                                      37.7        39.7
                                                --------    --------
                                                    80.7        83.6
                                                --------    --------
                                                   195.7       208.4
                                                ========    ========
Customers at end of period (thousands)
   Sales
    Residential                                  1,777.0     1,756.7
    Commercial                                     105.5       101.1
    Industrial                                       6.9         6.7
                                                --------    --------
                                                 1,889.4     1,864.5
                                                --------    --------
   Transportation
    Residential                                     58.2        51.3
    Commercial                                      64.7        67.2
    Industrial                                       6.9         7.3
                                                --------    --------
                                                   129.8       125.8
                                                --------    --------
                                                 2,019.2     1,990.3
                                                ========    ========

Other statistics
   Degree days                                     2,723       3,104
   Average gas cost per Mcf sold                $   2.74    $   8.88


Nicor Inc.                                                  Page 15
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

                                                Three months ended
                                                     March 31
                                                -------------------
                                                  2002        2001
                                                --------    --------

TEUs shipped (thousands)
   Southbound                                       31.9        31.0
   Northbound                                        4.2         4.6
   Interisland                                       3.0         1.4
                                                --------    --------
                                                    39.1        37.0
                                                ========    ========

Other statistics
   Revenue per TEU                               $ 1,532    $  1,583
   Ports served                                       21          22
   Vessels operated                                   16          17

Nicor Inc.                                                    Page 16
--------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 13, which is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 6, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 18 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2002.

Nicor Inc.                                                        Page 17
----------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Inc.




Date       April 25, 2002            By  /s/ KATHLEEN L. HALLORAN
      --------------------             ----------------------------
                                          Kathleen L. Halloran
                                          Executive Vice President
                                          Finance and Administration
                                          and Administration, and Secretary

Nicor Inc.                                                        Page 18
-----------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number               Description of Document
  ---------      ---------------------------------

   10.01         2002 Long-Term Incentive Program.

   10.02         2002 Incentive Compensation Plan.