Form 10-Q/A
period 2002-03-31
NICOR INC
filed 2002-08-14
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]


Shares of common stock, par value $2.50, outstanding at August 8, 2002, were 43,996,043.

*The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to uncertainties surrounding the current review of the gas distribution segment's performance-based rate plan referred to in the Subsequent Events note beginning on page 11.

Nicor Inc.                                                   Page i
--------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..................... 1

         Consolidated Statements of Operations:
           Three months ended
           March 31, 2002 and 2001 .............................. 2

         Consolidated Statements of Cash Flows:
           Three months ended
           March 31, 2002 and 2001 .............................. 3

         Consolidated Balance Sheets:
           March 31, 2002 and 2001, and
           December 31, 2001 .................................... 4

         Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................14

   Item 3. Quantitative and Qualitative Disclosures
           about Market Risk ....................................22


Part II - Other Information

   Item 1. Legal Proceedings ....................................22

   Item 5. Other Information ....................................22

   Item 6. Exhibits and Reports on Form 8-K .....................22

         Signature ..............................................23

         Exhibit Index ..........................................24


Glossary

Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf ....Thousand cubic feet, billion cubic feet.
PBR..........Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.
TEU..........Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                   Page 1
--------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Explanatory Statement

The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 for errors subsequently discovered. The company's independent public accountant, Deloitte & Touche LLP, have concurred with Nicor's conclusion to restate its first quarter 2002 financial statements. The company has determined that the first quarter financial statements should include a $4.3 million pretax charge relating to adjustments at Nicor Energy, LLC, a 50 percent owned retail energy marketing joint venture, and defer a $2.3 million pretax gain relating to the early termination of an interest rate hedging instrument. Both of these items reduced other income and had no impact on operating income.

Item 1    Financial Statements

The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, because of uncertainties surrounding the current review of the gas distribution segment's performance-based rate plan referred to in the Subsequent Events note beginning on page 11. The company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as soon as practicable after the required review is completed.

Except as set forth above, the following condensed unaudited financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.                                                   Page 2
--------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                                     Three months ended
                                                          March 31
                                                    ---------------------
                                                     Restated
                                                       2002        2001
                                                     --------    --------

Operating revenues                                   $  617.0    $1,473.7
                                                     --------    --------

Operating expenses
   Cost of gas                                          347.6     1,174.6
   Operating and maintenance                            105.4       101.4
   Depreciation                                          60.8        58.6
   Taxes, other than income taxes                        41.4        71.1
   Other                                                   .2           -
                                                     --------    --------
                                                        555.4     1,405.7
                                                     --------    --------

Operating income                                         61.6        68.0

Other income (expense), net                                .4         4.6
                                                     --------    --------

Income before interest expense and income taxes          62.0        72.6

Interest expense, net of amounts capitalized              9.7        14.3
                                                     --------    --------

Income before income taxes                               52.3        58.3

Income taxes                                             16.8        19.5
                                                     --------    --------

Net income                                               35.5        38.8

Dividends on preferred stock                               .1          .1
                                                     --------    --------

Earnings applicable to common stock                  $   35.4    $   38.7
                                                     ========    ========

Average shares of common stock outstanding
   Basic                                                 44.3        45.4
   Diluted                                               44.5        45.6

Earnings per average share of common stock
   Basic                                             $    .80    $    .85
   Diluted                                                .80         .85

Dividends declared per share of common stock         $    .46    $    .44


The accompanying notes are an integral part of these statements.




Nicor Inc.                                                   Page 3
--------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                         Three months ended
                                                              March 31
                                                       --------------------
                                                       Restated
                                                         2002        2001
                                                       --------    --------
Operating activities
   Net income                                          $   35.5    $   38.8
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                         60.8        58.6
      Deferred income tax expense                          11.4        10.8
      Changes in:
        Receivables, less allowances                       (2.5)      (48.4)
        Gas in storage                                      3.6        20.3
        Deferred/accrued gas costs                        (41.0)      177.9
        Accounts payable                                  (61.6)     (208.3)
        Temporary LIFO liquidation                        115.0       125.7
        Prepaid pension costs                              (3.2)       (8.4)
      Other                                                19.8         9.7
                                                       --------    --------
   Net cash flow provided from operating activities       137.8       176.7
                                                       --------    --------

Investing activities
   Capital expenditures                                   (48.1)      (27.8)
   Net decrease (increase) in short-term investments        5.5        (4.6)
   Loans to joint ventures                                (10.4)       (1.2)
   Other                                                    4.5          .8
                                                       --------    --------
   Net cash flow used for investing activities            (48.5)      (32.8)
                                                       --------    --------

Financing activities
   Net proceeds from issuing long-term debt                   -        74.1
   Disbursements to retire long-term debt                     -       (50.0)
   Short-term borrowings (repayments), net                (60.0)     (151.0)
   Dividends paid                                         (19.6)      (19.0)
   Disbursements to reacquire stock                       (11.4)       (4.9)
   Other                                                    3.3          .1
                                                       --------    --------
   Net cash flow used for financing activities            (87.7)     (150.7)
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents        1.6        (6.8)

Cash and cash equivalents, beginning of period             10.7        55.8
                                                       --------    --------

Cash and cash equivalents, end of period               $   12.3    $   49.0
                                                       ========    ========



The accompanying notes are an integral part of these statements.



Nicor Inc.                                                         Page 4
---------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(millions)

                                         Restated
                                         March 31    December 31    March 31
                                           2002         2001          2001
                                         --------    -----------    --------
               Assets
Current assets
   Cash and cash equivalents             $   12.3    $      10.7    $   49.0
   Short-term investments, at cost which
    approximates market                      28.7           34.2        47.6
   Receivables, less allowances of $10.7,
    $12.3 and $21.7, respectively           357.1          354.6       707.2
   Notes receivable - joint ventures         41.6           31.2         2.4
   Gas in storage                            25.0           28.6        11.5
   Deferred income taxes                     33.7           33.9        60.2
   Other                                     22.8           24.7        15.7
                                         --------    -----------    --------
                                            521.2          517.9       893.6
                                         --------    -----------    --------
Property, plant and equipment, at cost
   Gas distribution                       3,455.4        3,425.6     3,314.5
   Shipping                                 310.9          304.6       284.4
   Other                                      3.3            2.8         1.9
                                         --------    -----------    --------
                                          3,769.6        3,733.0     3,600.8
   Less accumulated depreciation          2,017.5        1,964.4     1,902.9
                                         --------    -----------    --------
                                          1,752.1        1,768.6     1,697.9
                                         --------    -----------    --------

Prepaid pension costs                       167.5          164.3       151.0
Other assets                                120.0          124.0        89.5
                                         --------    -----------    --------
                                         $2,560.8    $   2,574.8    $2,832.0
                                         ========    ===========    ========
     Liabilities and Capitalization

Current liabilities
   Long-term obligations due
      within one year                    $      -    $         -    $   75.0
   Short-term borrowings                    217.0          277.0       291.0
   Accounts payable                         334.3          395.9       398.3
   Temporary LIFO liquidation               115.0              -       125.7
   Accrued gas costs                         58.9           99.9       128.7
   Accrued mercury-related costs              6.3            7.0        61.0
   Other                                     50.1           46.6        93.1
                                         --------    -----------    --------
                                            781.6          826.4     1,172.8
                                         --------    -----------    --------
Deferred credits and other liabilities
   Deferred income taxes                    340.9          328.8       300.3
   Regulatory income tax liability           65.4           66.3        69.4
   Unamortized investment tax credit         38.5           39.0        40.6
   Accrued mercury-related costs             27.3           30.0           -
   Other                                    118.9          104.2       100.6
                                         --------    -----------    --------
                                            591.0          568.3       510.9
                                         --------    -----------    --------
Capitalization
   Long-term debt                           445.8          446.4       421.4
   Preferred stock                            6.1            6.1         6.3
   Common equity
    Common stock                            110.6          111.0       113.4
    Retained earnings                       624.6          616.9       608.4
    Unearned compensation                     (.4)             -           -
    Other comprehensive income                1.5            (.3)       (1.2)
                                         --------    -----------    --------
                                          1,188.2        1,180.1     1,148.3
                                         --------    -----------    --------
                                         $2,560.8    $   2,574.8    $2,832.0
                                         ========    ===========    ========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                   Page 5
---------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Inc. (Nicor) 2001 Annual Report on Form 10-K.

ACCOUNTING POLICIES

Depreciation. Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year. For interim periods, gas distribution segment depreciation is allocated based on gas deliveries.

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

FIRST QUARTER RESTATEMENT

The company has restated and reduced its first quarter 2002 results to correct for $4.3 million of pretax charges related to Nicor Energy and to defer a previously recognized $2.3 million pretax gain related to the termination of an interest rate hedging instrument. These restatements had the following effect on the first quarter of 2002 (in millions):
                                         As
                                     Previously       As
                                     Reported      Restated
                                     ----------    --------
     Income before income taxes        $58.9         $52.3
     Net income                         39.9          35.5
     Earnings per average
       share of common stock:
          Basic                        $ .90         $ .80
          Diluted                        .90           .80




Nicor Inc.                                                         Page 6
---------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below (in millions):

                                            Three months
                                                ended
                                               March 31
                                        --------------------
                                           2002       2001
                                        ---------   --------
Operating revenues
   Gas distribution                     $   519.5   $1,346.5
   Shipping                                  59.8       58.7
   Other energy ventures                     42.3       93.4
   Corporate and eliminations                (4.6)     (24.9)
                                        ---------   --------
                                        $   617.0   $1,473.7
                                        =========   ========

Operating income (loss)
   Gas distribution                     $    57.8   $   64.6
   Shipping                                   3.2        3.3
   Other energy ventures                      1.1         .9
   Corporate and eliminations                 (.5)       (.8)
                                        ---------   --------
                                        $    61.6   $   68.0
                                        =========   ========

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

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor recorded $2.9 million of estimated PBR plan results as operating revenue in the first quarter of 2002 compared to $2.5 million in the first quarter of 2001. The $2.9 million of estimated PBR plan results included $3.8 million related to the 2002 plan year, and a negative adjustment of $.9 million related to the 2001 plan year.

Subsequent to March 31, 2002, Nicor Gas reversed the $3.8 million of estimated PBR results recorded in the first quarter of 2002 due to circumstances more fully described in the Subsequent Events note beginning on page 11.









Nicor Inc.                                                 Page 7
-------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited)(continued)

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of results of unconsolidated equity method investments and gains from property sales and is as follows (in millions):

                                      Three months
                                        ended
                                       March 31
                                  -------------------
                                    2002       2001
                                  --------   --------
Equity investment income (loss)
   Nicor Energy                   $   (5.2)  $    1.7
   All other                            .6         .2
Gain on sale of properties             4.3         .3
Interest income                         .9        2.5
Other                                  (.2)       (.1)
                                  --------   --------
                                       0.4        4.6
                                  ========   ========



COMPREHENSIVE INCOME

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

                                         Three months
                                            ended
                                           March 31
                                     -------------------
                                       2002       2001
                                     --------   --------

   Net income                        $   35.5   $   38.8
   Other comprehensive income
      (loss), net of tax                  1.7       (1.1)
                                     --------   --------
                                     $   37.2   $   37.7
                                     ========   ========

LONG-TERM DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in 2003 to be used for general corporate purposes.

RELATED PARTY TRANSACTIONS

At March 31, 2002, Nicor had $31.7 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes cover a portion of the initial construction costs of the pipeline. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the short-term loans. The pipeline capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transaction has been approved by the ICC.

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

CONTINGENCIES

This section should be read in conjunction with the Subsequent Events note that begins on page 11.

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, claiming a variety of unquantified

Nicor Inc.                                                           Page 9
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 households have opted out of class.

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

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury- containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through March 31, 2002, Nicor Gas has recovered, net of related expenses, $2.8 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such amounts as assets in its financial statements.

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


Nicor Inc.                                                  Page 10
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Manufactured gas plant sites. Gas manufacturing plants were used in the early to mid 1900's to produce natural gas from coal, producing a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

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

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002 Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking the recovery of past and future remediation costs and a declaration of the level of cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has filed responsive pleadings. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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


Nicor Inc.                                                  Page 11
-------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

SUBSEQUENT EVENTS

The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to the amount already recognized, if any, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to restate prior period financial results or take charges against or reductions in future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

Nicor Energy. In the second quarter 2002, the company recorded a $2.3 million charge resulting from a year-end independent audit of Nicor Energy, a 50 percent owned retail energy marketing joint venture. As a result of this, in the second quarter, the owners of the venture and new Nicor Energy management commenced a review of Nicor Energy's business strategy, accounting practices, controls and financial results. The review process identified irregularities in accounting and additional accounting errors and adjustments. As a result of these adjustments for the year-to-date period ending June 30, 2002, Nicor's share of Nicor Energy's losses totaled $10.9 million pretax, including some error corrections related to 2001 that the company does not believe would be considered material. It is unknown at this time whether additional adjustments will be required, although the review of financial results through June 30, 2002 is substantially complete.

At June 30, 2002, Nicor held a $1.3 million short-term note receivable from Nicor Energy at market interest rates and had outstanding guarantees of $14 million related to the joint ventures' borrowings under a line of credit and $4.4 million related to accounts payable. Nicor's maximum exposure under its guarantee commitments on behalf of Nicor Energy is $15 million related to the line of credit and $29 million related to payables and other commitments. In addition, Dynegy has asked Nicor to guarantee up to $24 million of Nicor Energy accounts payable for gas and electric purchases from Dynegy, and Nicor has not acted on this request. While it is reasonably possible that Nicor will be required to make payments under the guarantees, Nicor cannot estimate the amount, and no liability has been recorded. Nicor had a negative $4.8 million equity investment in Nicor Energy at June 30, 2002.

In April 2002, Nicor and Dynegy Inc. renegotiated their joint venture agreement extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture's primary energy supplier. If either equity investor fails to continue its backing of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

As a result of the adjustments, review process and other matters referred to above, Nicor is currently evaluating alternatives to its continued involvement with Nicor Energy. The outcome of this evaluation cannot be reasonably estimated, although it is possible that the company may need to make some payment under its guarantees.

Performance-Based Rate Plan. In the second quarter 2002 there have been allegations that the company acted improperly in connection with the PBR plan, and the ICC has advised the company that it is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office, the Staff of the ICC and CUB entered into a stipulation

Nicor Inc.                                                      Page 12
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. A status hearing has been set for September 4, 2002 to assess the status of discovery and to consider the need for additional discovery. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to the CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Other governmental agencies may be reviewing these allegations. The company has committed to cooperate fully in the review of the PBR plan. In response to these allegations, the Nicor Board of Directors has appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. This inquiry includes a review of transactions with third parties, including the purchase of weather insurance, and transactions with affiliates.

In the second quarter 2002, the company reversed the $3.8 million of pretax earnings estimated and recorded in the first quarter relating to the company's PBR plan. The reversal was recorded due to the uncertainties described above and the resultant inability to reasonably estimate the probability of the PBR plan's continuation for 2002 and beyond. The company is unable to predict the outcome of the review of the PBR plan or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas's PBR plan. The plaintiff alleges claims for breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas improperly enriching itself by manipulating the benchmark under the PBR. The class is seeking compensatory damages, prejudgment and postjudgment interest, and disgorgement of all profits. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with this contingency.

SEC Inquiry. Following Nicor's issuance of a press release on July 18, 2002 that included comments concerning Nicor Energy and the PBR plan, the staff of the Securities and Exchange Commission informed Nicor that it is conducting an informal inquiry.

Securities Class Actions. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan three purported class actions brought against Nicor, Thomas Fisher (Chairman, President and CEO) and Kathleen Halloran (Executive Vice President Finance and Administration), on behalf of all persons or entities who purchased Nicor common stock in the open market during a specified period ending in July 2002. The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that the defendants violated sec. 10(b) and sec. 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented Nicor's historical financial condition and results of operations and its future prospects. In addition, various newswire services have reported that additional class actions have been filed against Nicor, although Nicor has not been served with complaints in any such additional actions. The class is seeking compensatory damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with this contingency.


Nicor Inc.                                                  Page 13
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

Hub Services. Pursuant to a Federal Energy Regulatory Commission (FERC) Order, Nicor Gas was issued a limited jurisdiction blanket certificate authorizing Nicor Gas to provide interstate transportation services, including storage services (Interstate Hub Services). FERC regulates the terms and conditions, as well as rates, for interstate services. A periodic rate case was recently filed with FERC. In the course of this proceeding, Nicor Gas determined that refunds are due customers who purchased certain Hub Services. Accordingly, in the second quarter Nicor accrued and will be refunding service fees plus interest in the amount of approximately $.5 million to customers of Hub Services and is investigating to determine whether any additional refunds or other charges are appropriate. Nicor Gas also offers certain interruptible transportation and storage service pursuant to tariffs on file with the ICC, which regulates such intrastate services. Nicor Gas is investigating to determine whether refunds or charges are appropriate related to its provision of such ICC jurisdictional services. Nicor Gas cannot estimate the amount of any such additional refunds and has not recorded a liability associated with this contingency.

Mercury Program. Subsequent to March 31, 2002, Nicor Gas reached an agreement with an insurance carrier wherein Nicor Gas will recover approximately $20 million, net of related costs, for mercury related expenses which will be included in the company's results of operations for the third quarter of 2002.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer and Deceptive Practices Fraud Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. The Fixed Bill program is a service that is offered to Nicor Gas residential customers which allows the customer to pay twelve equal monthly amounts for their annual gas service based upon the gas use profile of their home. The class is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and other equitable relief. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto. Nicor cannot estimate and has not recorded a liability associated with this contingency.





Nicor Inc.                                                        Page 14
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2001 Annual Report on Form 10-K.

SUMMARY

Nicor's first quarter 2002 diluted earnings per common share was $.80 compared to $.85 in the first quarter 2001. Net income for the 2002 quarter decreased to $35.5 million compared with $38.8 million a year ago. Lower net interest expense and increased property sale gains were more than offset by a decline in operating income in the gas distribution segment and lower equity investment results from Nicor Energy LLC (Nicor Energy). Per share results were favorably affected by the company's common stock repurchase program.

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

Other income. Other income decreased to $.4 million in the first quarter of 2002 from $4.6 million a year ago due to lower equity investment results at Nicor Energy and less interest income offset partially by increased property sale gains. Results at Nicor Energy include a $2.7 million charge resulting from a year-end 2001 independent audit.




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

Income taxes. The company's effective income tax rate decreased for the three-month period due to the completion of an income tax audit in the first quarter of 2002.

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

Nicor Inc.                                                      Page 16
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $38.9 million to $137.8 million in the first quarter from $176.7 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities. 2002 capital expenditures are estimated at $200 million, a $20 million increase from the projection included in Nicor's latest Annual Report on Form 10-K. The increase is due primarily to storage field improvements in the gas distribution segment.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the short-term loans. Nicor's equity contribution was $16.5 million.

In April 2002, Tropical Shipping, a subsidiary of Nicor, purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, thereby expanding its network of Caribbean and South American destinations. The acquisition is expected to increase Tropical Shipping's annual volumes by about 10 to 15 percent.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At March 31, 2002, these agreements, which serve as backup for the issuance of commercial paper, allow for borrowings up to $415 million, and the company had $217 million of commercial paper borrowings outstanding. The company had line of credit agreements with eight banks at March 31, 2002 all of which expire by September 30, 2002.

Nicor and Nicor Gas continue to have debt ratings that are among the highest in the gas distribution industry. However, because of uncertainties pertaining to the energy industry in general and to the company, as described in Contingencies and Subsequent Events beginning on page 8, the rating agencies have indicated that they have put Nicor and Nicor Gas' debt ratings under review for possible downgrade or on credit watch with negative implications. Standard & Poor's has not put the company's commercial paper on credit watch. The company's primary banks have indicated that they would expect to renew their line of credit agreements with Nicor and Nicor Gas. The company's relative cost of financing will likely increase.

Nicor believes it is in compliance with its debt covenants and will remain so even if its debt ratings are lowered. Furthermore, Nicor believes it will continue to generate sufficient capital resources to fund its capital expenditures and other cash requirements.




Nicor Inc.                                                          Page 17
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes.

Under an existing common stock repurchase program, Nicor purchased and retired 261,000 common shares during the first quarter of 2002 at an aggregate cost of $10.9 million. Nicor purchased and retired 128,000 more common shares during the second quarter of 2002 at an aggregate cost of $6.0 million. Purchases may be made from time to time through open market transactions and to the extent cash flow is available after other investment opportunities.

On May 1 and August 1, 2002, Nicor paid quarterly dividends on common stock of 46 cents per share. In July 2002, Nicor announced that its Board of Directors declared a quarterly common stock dividend of 46 cents per share, payable November 1, 2002, to stockholders of record September 30, 2002.

FACTORS AFFECTING BUSINESS

Contingencies and subsequent events. Future operating results could be materially impacted by certain contingencies discussed in Contingencies and Subsequent Events beginning on pages 8 and 11, respectively, which are hereby incorporated by reference.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. For valuation purposes Nicor Gas utilizes an October 1 measurement date to determine the company's annual pension expense or credit. Since October 1, 2001, the pension plan has experienced negative investment returns, consistent with market conditions, and it is not possible to project what the value of the plan assets will be at the 2002 measurement date. It is likely that lower-than-anticipated asset values, in conjunction with possible assumption changes, would negatively impact the company's pension credit and operating income in 2003 and could be material. The pension plans are adequately funded. Market performance could impact future company contributions but should not impact participant benefits.

Health care costs. Health care costs have been rising and additional increases could negatively impact Nicor's results of operations in future periods.




Nicor Inc.                                                          Page 18
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and electricity commodity prices and interest rates. It is Nicor's practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate. This section updates the Commodity Price Risk and Counterparty Credit Risk sections of the market risk disclosure in Nicor's latest Annual Report on Form 10-K.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, and duration, and in some cases value at risk (VaR). VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The risk management committee has established exposure limits at such a level that any adverse results are not expected to have a material adverse effect on the results of operations or the financial condition of the company. The company's policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

In accordance with SEC disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses.
Based on the company's unhedged positions at March 31, 2002 and June 30, 2002, a 10 percent decrease in natural gas prices at March 31, 2002 and June 30, 2002 would have decreased Nicor's earnings by about $.9 million and $.5 million, respectively. In addition, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption.

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of natural gas supply costs from customers. However, Nicor Gas has a PBR plan for natural gas costs which creates some exposure to commodity price risk. The company's exposure to this market risk is partially mitigated because the PBR plan compares actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. Other risks related to the PBR plan are described in the Performance-Based Rate Plan section beginning on page 11.

In 2002, Nicor Services began offering Nicor Gas customers a 12-month fixed-price alternative to their monthly utility bills regardless of natural gas prices or weather. The commodity risk of this product is partially hedged using swap agreements. Management also believes it has taken appropriate steps to minimize other risks of loss associated with this product.

Nicor's other energy businesses are subject to natural gas and electricity commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk.

Nicor Inc.                                                         Page 19
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Counterparty credit risk. The company is also exposed to credit risk in the event a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor is also entering into master netting arrangements to mitigate counterparty credit risk.

FORWARD-LOOKING INFORMATION

Although management believes its statements about forwarding-looking information are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, legal contingencies, the matters referred to in the Contingencies section beginning on page 8, weather conditions, natural gas and electricity prices, interest rates, borrowing needs, credit conditions, economic and market conditions, health care costs, energy conservation, legislative and regulatory actions, asset sales, any future mercury-related charges or credits, additional adjustments related to Nicor Energy, and PBR plan review results or adjustments. These forward-looking statements speak only as of the date of this filing, and the company assumes no obligation to update any forward-looking statements.



Nicor Inc.                                                  Page 20
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.
                                                Three months ended
                                                     March 31
                                                -------------------
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


Nicor Inc.                                                  Page 21
--------------------------------------------------------------------

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





Nicor Inc.                                                  Page 22
---------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk beginning on page 18, which is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 8, which is incorporated herein by reference.

Item 5. Other Information

Because of the inability of the company's independent public accountant to complete their review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X (see Item 1), the company's Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 24 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2002.

Nicor Inc.                                                  Page 23
-------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Nicor Inc.




Date    August 13, 2002              By  /s/ KATHLEEN L. HALLORAN
      --------------------              --------------------------
                                         Kathleen L. Halloran
                                         Executive Vice President
                                         Finance and Administration

Nicor Inc.                                                  Page 24
-------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number               Description of Document
---------     -----------------------------------------------------

10.01         * 2002 Long-Term Incentive Program (File No. 1-7297, Form 10-Q
                for March 2002, Nicor Inc., Exhibit 10.01).

10.02         * 2002 Incentive Compensation Plan (File No. 1-7297, Form 10-Q
                for March 2002, Nicor Inc., Exhibit 10.02).

99.01           Letter regarding Sarbanes-Oxley Act of 2002.


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