Form 10-Q
period 2002-06-30
NICOR INC
filed 2002-08-14
CIK 72020

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2002


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934





                     Registrant, State of              I.R.S. Employer
 Commission             Incorporation,                 Identification
 File Number      Address and Telephone Number             Number
------------    --------------------------------       ----------------

  1-7297         Nicor Inc.                             36-2855175
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

*The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to uncertainties surrounding the current review of the gas distribution segment's performance-based rate plan referred to in the Contingencies note beginning on page 8.

Nicor Inc.                                                   Page i
-------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ................................ 1

           Consolidated Statements of Operations:
             Three and six months ended
             June 30, 2002 and 2001 ........................................ 2

           Consolidated Statements of Cash Flows:
             Six months ended
             June 30, 2002 and 2001 ........................................ 3

           Consolidated Balance Sheets:
             June 30, 2002 and 2001, and
             December 31, 2001 ............................................. 4

           Notes to the Consolidated Financial Statements .................. 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................14

   Item 3. Quantitative and Qualitative Disclosures about
             Market Risk ...................................................24

Part II - Other Information

Item 1.    Legal Proceedings................................................24

Item 2.    Changes in Securities and Use of Proceeds........................24

Item 4.    Submission of Matters to a Vote of Security Holders..............24

Item 5.    Other Information................................................25

Item 6.    Exhibits and Reports on Form 8-K.................................25

           Signature........................................................26

           Exhibit Index ...................................................27



Glossary

Degree day........The extent to which the daily average temperature falls below
                  65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC...............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf....Thousand cubic feet, million cubic feet, billion cubic feet.
PBR...............Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.
TEU...............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.



Nicor Inc.                                                   Page 1
---------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to uncertainties surrounding the current review of the gas distribution segment's performance-based rate plan referred to in the Contingencies note beginning on page 8. The company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as soon as practicable after the required review is completed.

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

Nicor Inc.                                                   Page 2
--------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                     Three months ended      Six months ended
                                          June 30                June 30
                                     -------------------    -------------------
                                       2002       2001        2002       2001
                                     --------   --------    --------   --------

Operating revenues                   $  391.8   $  373.0    $1,008.8   $1,846.7
                                     --------   --------    --------  --------

Operating expenses
   Cost of gas                          189.9      181.2       537.5    1,355.8
   Operating and maintenance            107.5       90.4       212.9      191.8
   Depreciation                          26.9       25.8        87.8       84.4
   Taxes, other than income taxes        25.2       24.8        66.5       95.9
   Other                                    -       (2.1)         .2       (2.1)
                                     --------   --------    --------   --------
                                        349.5      320.1       904.9    1,725.8
                                     --------   --------    --------   --------

Operating income                         42.3       52.9       103.9      120.9

Other income (expense), net              (4.1)       (.3)       (3.7)       4.2
                                     --------   --------    --------   --------

Income before interest expense
   and income taxes                      38.2       52.6       100.2      125.1

Interest expense, net of amounts
   capitalized                            8.7       11.9        18.4       26.1
                                     --------   --------    --------   --------

Income before income taxes               29.5       40.7        81.8       99.0

Income taxes                              9.1       14.0        25.9       33.5
                                     --------   --------    --------   --------

Net income                               20.4       26.7        55.9       65.5

Dividends on preferred stock               .1         .1          .2         .1
                                     --------   --------    --------   --------

Earnings applicable to common stock  $   20.3   $   26.6    $   55.7   $   65.4
                                     ========   ========    ========   ========

Average shares of common stock
   outstanding
     Basic                               44.1       45.4        44.2       45.4
     Diluted                             44.3       45.5        44.4       45.5

Earnings per average share of
   common stock
     Basic                           $    .46   $    .59    $   1.26   $   1.44
     Diluted                              .46        .59        1.26       1.44

Dividends declared per share of
   common stock                      $    .46   $    .44    $    .92   $    .88



The accompanying notes are an integral part of these statements.






Nicor Inc.                                                   Page 3
--------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                           Six months ended
                                                                June 30
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Operating activities
   Net income                                             $   55.9   $   65.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                            87.8       84.4
      Deferred income tax expense                             23.2       18.4
      Gain on sale of property, plant and equipment           (4.5)       (.4)
      Changes in assets and liabilities:
        Receivables, less allowances                         132.2      260.1
        Gas in storage                                        (5.5)       6.3
        Deferred/accrued gas costs                           (50.8)     191.9
        Accounts payable                                     (94.4)    (332.5)
        Temporary LIFO liquidation                           114.6       29.1
        Prepaid pension costs                                 (6.4)     (16.7)
      Other                                                   14.2        5.5
                                                          --------   --------
   Net cash flow provided from operating activities          266.3      311.6
                                                          --------   --------

Investing activities
   Capital expenditures                                      (91.9)     (73.4)
   Net decrease (increase) in short-term investments          13.2       (3.1)
   Repayments from (loans to) joint ventures, net             29.8       (8.4)
   Investment in joint venture                               (16.5)         -
   Business acquisitions                                     (10.2)         -
   Net proceeds from sale of property, plant
      and equipment                                            7.8        1.1
   Other                                                       1.4       (6.0)
                                                          --------   --------
   Net cash flow used for investing activities               (66.4)     (89.8)
                                                          --------   --------

Financing activities
   Net proceeds from issuing long-term debt                   49.9      123.7
   Disbursements to retire long-term debt                        -      (50.0)
   Short-term borrowings (repayments), net                  (184.0)    (290.0)
   Dividends paid                                            (40.0)     (39.0)
   Disbursements to reacquire stock                          (25.1)     (10.7)
   Other                                                       3.3        (.1)
                                                          --------   --------
   Net cash flow used for financing activities              (195.9)    (266.1)
                                                          --------   --------

Net increase (decrease) in cash and cash equivalents           4.0      (44.3)

Cash and cash equivalents, beginning of period                10.7       55.8
                                                          --------   --------

Cash and cash equivalents, end of period                  $   14.7   $   11.5
                                                          ========   ========


The accompanying notes are an integral part of these statements.



Nicor Inc.                                                        Page 4
--------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)


                                          June 30     December 31     June 30
                                            2002         2001           2001
                                        -----------   -----------   -----------
           Assets

Current assets
  Cash and cash equivalents             $      14.7   $      10.7   $      11.5
  Short-term investments, at cost
    which approximates market                  21.0          34.2          46.1
  Receivables, less allowances of $13.0,
    $12.3 and $19.1, respectively             222.4         354.6         398.7
  Notes receivable - joint ventures             1.4          31.2           9.6
  Gas in storage                               34.1          28.6          25.5
  Deferred income taxes                        28.1          33.9          48.1
  Other                                        26.2          24.7          17.2
                                        -----------   -----------   -----------
                                              347.9         517.9         556.7
                                        -----------   -----------   -----------
Property, plant and equipment, at cost
  Gas distribution                          3,491.9       3,425.6       3,340.6
  Shipping                                    307.7         304.6         289.7
  Other                                         3.9           2.8           2.2
                                        -----------   -----------   -----------
                                            3,803.5       3,733.0       3,632.5
  Less accumulated depreciation             2,037.8       1,964.4       1,920.7
                                        -----------   -----------   -----------
                                            1,765.7       1,768.6       1,711.8
                                        -----------   -----------   -----------

Prepaid pension costs                         170.7         164.3         159.5
Other assets                                  146.2         124.0          99.1
                                        -----------   -----------   -----------

                                        $   2,430.5   $   2,574.8   $   2,527.1
                                        ===========   ===========   ===========

Liabilities and Capitalization

Current liabilities
  Long-term obligations due within
    one year                            $     100.0   $         -   $     125.0
  Short-term borrowings                        93.0         277.0         152.0
  Accounts payable                            301.5         395.9         274.1
  Accrued gas costs                            49.1          99.9         142.7
  Accrued mercury-related costs                 4.2           7.0          54.2
  Temporary LIFO liquidation                  114.6             -          29.1
  Other                                        43.9          46.6          74.7
                                        -----------   -----------   -----------
                                              706.3         826.4         851.8
                                        -----------   -----------   -----------

Deferred credits and other liabilities
  Deferred income taxes                       348.2         328.8         313.5
  Regulatory income tax liability              64.4          66.3          68.4
  Unamortized investment tax credit            38.0          39.0          40.1
  Accrued mercury-related costs                28.6          30.0             -
  Other                                       121.2         104.2         103.4
                                        -----------   -----------   -----------
                                              600.4         568.3         525.4
                                        -----------   -----------   -----------

Capitalization
  Long-term debt                              395.9         446.4         421.1
  Preferred stock                               6.1           6.1           6.1
  Common equity
   Common stock                               110.1         111.0         113.1
   Retained earnings                          613.9         616.9         609.7
   Unearned compensation                        (.4)            -             -
   Accumulated other comprehensive income      (1.8)          (.3)          (.1)
                                        -----------   -----------   -----------
                                            1,123.8       1,180.1       1,149.9
                                        -----------   -----------   -----------
                                        $   2,430.5   $   2,574.8   $   2,527.1
                                        ===========   ===========   ===========





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

NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2002, the Emerging Issues Task Force reached a consensus on one item under review in Issue 02-03 regarding the accounting for contracts involved in energy trading and risk management. The consensus requires all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) to be shown net in revenue in the consolidated statement of operations beginning in the third quarter. The current practice of Nicor Enerchange, one of Nicor's other energy ventures, is to separately display revenues and expenses associated with realized gains and losses. The consensus also requires disclosure of certain energy trading activity beginning in annual periods ending after July 15, 2002. The implementation of this consensus will materially affect the revenues and operating expenses of Nicor in equal and offsetting amounts, however, it will not have any impact on the company's financial condition or the overall results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard is effective for 2003. The company is currently reviewing the requirements of this new standard and has not yet determined whether implementation of the standard could have any impact on the company's financial condition or results of operations.

GOODWILL

On January 1, 2002 the company implemented FASB Statement No. 142, Goodwill and Other Intangible Assets. The company has completed the initial impairment test required by the statement and there was no impairment. At June 30, 2002 the company had $17.5 million of goodwill included in its balance sheet related primarily to acquisitions over the past twelve months. In 2001, the company amortized $.7 million of goodwill.

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

FIRST QUARTER RESTATEMENT

The company has restated and reduced its first quarter 2002 results to correct for $4.3 million of pretax charges related to Nicor Energy and to defer a previously recognized $2.3 million pretax gain related to the termination of an interest rate hedging instrument. These restatements had the following effect on the first quarter of 2002 (in millions):
                                           As
                                       Previously        As
                                        Reported      Restated
                                       ----------     --------
   Income before income taxes          $     58.9     $   52.3
   Net income                                39.9         35.5
   Earnings per average share of
    common stock:
       Basic                           $      .90     $    .80
       Diluted                                .90          .80


OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of results of unconsolidated equity method investments and gains from property sales as follows (in millions):

                                         Three months            Six months
                                            ended                  ended
                                           June 30                June 30
                                     -------------------    -------------------
                                       2002       2001        2002       2001
                                     --------   --------    --------   --------
Equity investment income (loss):
   Nicor Energy                      $   (5.7)  $   (3.3)   $  (10.9)  $  (1.6)
   All other                               .8         .2         1.5        .4
Gain on sale of properties                 .2         .4         4.5        .7
Interest income                            .4        1.7         1.3       4.2
Other                                      .2         .7         (.1)       .5
                                     --------   --------    --------   -------
                                     $   (4.1)  $   (0.3)   $   (3.7)  $   4.2
                                     ========   ========    ========   =======

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                       Three months            Six months
                                          ended                  ended
                                         June 30                June 30
                                  -------------------    -------------------
                                    2002       2001        2002       2001
                                  --------   --------    --------   --------

Net income                        $   20.4   $   26.7    $   55.9   $   65.5
Other comprehensive income
(loss), net of tax                    (3.2)       1.0        (1.5)         -
                                  --------   --------    --------   --------
Total comprehensive income        $   17.2   $   27.7    $   54.4   $   65.5
                                  ========   ========    ========   ========

Other comprehensive income (loss) for Nicor consisted of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of amounts from joint ventures.


Nicor Inc.                                                              Page 7
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)


DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

RELATED PARTY TRANSACTIONS

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the short-term loans. Nicor's equity contribution was $16.5 million. Horizon Pipeline's capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. In the second quarter of 2002, Horizon Pipeline charged Nicor Gas $1.4 million for natural gas transportation under FERC-approved rates. This transaction has been approved by the Illinois Commerce Commission (ICC).

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering services from EN Engineering, a 50-percent owned joint venture. EN Engineering charged Nicor Technologies $1.2 million and $2.3 million for these services for the three- and six-month periods ended June 30, 2002, respectively.

In addition, Nicor has entered into various transactions with Nicor Energy, which are described within the Nicor Energy section of Contingencies on page 8.

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                                     Three months           Six months
                                        ended                 ended
                                       June 30               June 30
                                 -------------------    ------------------
                                   2002       2001        2002      2001
                                 --------   --------    --------   --------
Operating revenues
   Gas distribution              $  277.3   $  273.5    $  796.8   $1,620.1
   Shipping                          65.2       54.3       125.0      113.0
   Other energy ventures             60.8       48.4       103.1      141.8
   Corporate and eliminations       (11.5)      (3.2)      (16.1)     (28.2)
                                 --------   --------    --------   --------
                                 $  391.8   $  373.0    $1,008.8   $1,846.7
                                 ========   ========    ========   ========
Operating income (loss)
   Gas distribution              $   37.9   $   49.1    $   95.7   $  113.7
   Shipping                           3.7        3.6         6.9        6.9
   Other energy ventures              1.2        1.0         2.3        1.9
   Corporate and eliminations         (.5)       (.8)       (1.0)      (1.6)
                                 --------   --------    --------   --------
                                 $   42.3   $   52.9    $  103.9   $  120.9
                                 ========   ========    ========   ========


Nicor Inc.                                                         Page 8
---------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Other energy ventures operating revenues include intercompany natural gas sales to Nicor Gas of $4.3 million and $7.8 million for the 2002 three- and six-month periods, respectively, and $2.7 million and $27.0 million for the same periods in 2001. These intercompany revenues have been eliminated in the consolidated financial statements.

CONTINGENCIES

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

Nicor Energy. In 2002, other income included a pretax loss of $5.7 million and $10.9 million for the quarter and six-month periods, respectively, related to the company's 50-percent share of operating results at Nicor Energy, a retail energy marketing joint venture with Dynegy Inc. (Dynegy). These amounts include negative pretax adjustments of $2.3 million and $5.6 million, respectively, related to a year-end 2001 independent audit of Nicor Energy completed in May 2002. In the second quarter, as a result of the audit findings, the owners of the venture and new Nicor Energy management commenced a review of Nicor Energy's business strategy, accounting practices, controls and financial results. The review process identified irregularities in accounting and additional accounting errors and adjustments at Nicor Energy that were also part of the reason for the losses referred to above. It is unknown at this time whether additional adjustments will be required, although the review of financial results through June 30, 2002 is substantially complete. Year-to-date losses from Nicor Energy include some error corrections related to 2001 that the company does not consider material.

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

In April 2002, Nicor and Dynegy Inc. renegotiated their joint venture agreement extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture's primary energy supplier. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

As a result of the adjustments, review process and other matters referred to above, Nicor is currently evaluating alternatives to its continued involvement with Nicor Energy. The outcome of this evaluation cannot be reasonably estimated, although it is possible that the company may need to make payments under its guarantees.


Nicor Inc.                                                          Page 9
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Performance-Based Rate Plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are determined annually and are shared equally with sales customers. Pursuant to the requirements of Illinois law, the plan is currently under ICC review.

There have recently been allegations that the company acted improperly in connection with the PBR plan, and the ICC has advised the company that it is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office, the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. A status hearing has been set for September 4, 2002 to assess the status of discovery and to consider the need for additional discovery. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to the CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Other governmental agencies may be reviewing these allegations. The company has committed to cooperate fully in the review of the PBR plan. In response to these allegations, the Nicor Board of Directors has appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. This inquiry includes a review of transactions with third parties, including the purchase of weather insurance, and transactions with affiliates.

The company's earnings included pretax income of $14.9 million in 2001 and $12.2 million in 2000 related to the PBR plan. In 2002, operating income in the second quarter includes the reversal of $3.8 million of pretax earnings estimated and recorded in the first quarter relating to the company's PBR plan. As a result of this reversal, the year-to-date 2002 period no longer includes any estimated PBR plan results related to the 2002 plan year; however, it does include a negative $1.3 million correction of 2001 PBR plan results. Nicor has estimated no results for the 2002 PBR plan year because of the uncertainties surrounding the PBR plan. The company is unable to predict the outcome of the review of the PBR plan or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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



Nicor Inc.                                                       Page 10
---------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Securities Class Actions. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported class actions have been brought against Nicor, Thomas Fisher (Chairman, President and CEO) and Kathleen Halloran (Executive Vice President Finance and Administration) on behalf of all persons or entities who purchased Nicor common stock in the open market during a specified period ending in July 2002. The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs allege that the defendants violated sec. 10(b) and sec. 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented Nicor's historical financial condition and results of operations and its future prospects. In addition, various newswire services have reported that additional class actions have been filed against Nicor, although Nicor has not been served with complaints in any such additional actions. The class is seeking compensatory damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with this contingency.

Hub Services. Pursuant to a Federal Energy Regulatory Commission (FERC) Order, Nicor Gas was issued a limited jurisdiction blanket certificate authorizing Nicor Gas to provide interstate transportation services, including storage services (Interstate Hub Services). FERC regulates the terms and conditions, as well as rates, for interstate services. A periodic rate case was recently filed with FERC. In the course of this proceeding, Nicor Gas determined that refunds are due customers who purchased certain Hub Services. Accordingly, Nicor has accrued and will be refunding service fees plus interest in the amount of approximately $.5 million to customers of Hub Services and is investigating to determine whether any additional refunds or other charges are appropriate. Nicor Gas also offers certain interruptible transportation and storage services pursuant to tariffs on file with the ICC, which regulates such intrastate services. Nicor Gas is investigating to determine whether refunds or charges are appropriate related to its provision of such ICC jurisdictional services. Nicor Gas cannot estimate the amount of any such additional refunds and has not recorded a liability associated with this contingency.

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

Nicor Inc.                                                      Page 11
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 households have opted out of the class. Of those, 42 households had traces of mercury, and Nicor Gas has settled with four households.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001 reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost and estimated costs of litigation. Through June 30, 2002, the company has incurred $106.2 million in associated costs, leaving a $32.8 million estimated liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury- containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers. Through June 30, 2002, Nicor Gas has recovered, net of related expenses, $2.9 million from certain insurance carriers of the company and its


Nicor Inc.                                                      Page 12
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

independent contractors. These recoveries have been recorded as a reduction to other operating expense. Subsequent to June 30, 2002, Nicor Gas reached an agreement with an insurer wherein Nicor Gas will recover approximately $20 million, net of related costs, which will be included in the company's results of operations for the third quarter of 2002. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. The Fixed Bill program is a service that is offered to Nicor Gas residential customers which allows the customer to pay twelve equal monthly amounts for their annual gas service based upon the gas use profile of their home. The class is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and other equitable relief. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto. Nicor cannot estimate and has not recorded a liability associated with this contingency.

Manufactured Gas Plant Sites. Gas manufacturing plants were used in the early to mid 1900's to produce natural gas from coal, producing a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. All such recoveries are refunded to the company's customers.

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate.


Nicor Inc.                                                       Page 13
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking the recovery of past and future remediation costs and a declaration of the level of cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has filed responsive pleadings. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.

Nicor Inc.                                                  Page 14
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2001 Annual Report on Form 10-K.

SUMMARY

Nicor's diluted earnings per share for the three- and six-month periods ended June 30, 2002, were $.46 and $1.26, respectively, compared to diluted earnings per share of $.59 and $1.44, respectively, for the same periods in 2001. Second quarter net income was $20.4 million in 2002 compared to $26.7 million in 2001. Net income for the six-month period decreased to $55.9 million from $65.5 million a year ago. The decrease in net income in both periods was primarily attributable to lower operating results in the gas distribution segment and lower equity investment results from Nicor Energy, LLC (Nicor Energy), the company's 50-percent-owned retail energy marketing joint venture. Both 2002 periods were positively affected by lower net interest expense compared to the prior-year periods. Per share results in both periods were favorably affected by the company's common stock repurchase program.

Operating income. Operating income (loss) by major business segment was (in millions):

                                   Three months            Six months
                                       ended                 ended
                                      June 30                June 30
                               -------------------    -------------------
                                 2002       2001        2002       2001
                               --------   --------    --------   --------

   Gas distribution            $   37.9   $   49.1    $   95.7   $  113.7
   Shipping                         3.7        3.6         6.9        6.9
   Other energy ventures            1.2        1.0         2.3        1.9
   Corporate and eliminations       (.5)       (.8)       (1.0)      (1.6)
                               --------   --------    --------   --------
                               $   42.3   $   52.9    $  103.9   $  120.9
                               ========   ========    ========   ========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased in the second quarter to $37.9 million, from $49.1 million a year ago. For the six months ended June 30, 2002, operating income decreased to $95.7 million, from $113.7 million in 2001. The two primary factors causing lower quarter and six-month period results were the performance-based rate (PBR) plan and higher operating costs, including increased depreciation expense.

   Nicor Gas recorded PBR plan results of $(4.2) million and $1.7 million for the second quarter of 2002 and 2001, respectively, and $(1.3) million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively. The year-to-date 2002 period no longer includes any estimated PBR plan results related to the 2002 plan year due to the developments described in the performance-based rate section beginning on page 9. The year-to-date period also includes negative pretax corrections of 2001 PBR plan results of $.4 million and $1.3 million recorded in the three- and six-month periods ended June 30, 2002, respectively.

   Positive contributions for the quarter relating to increased natural gas deliveries due to colder weather were somewhat offset by a related reduction of accrued weather-protection benefits. Other positive factors impacting both periods include increased natural gas deliveries unrelated to weather and lower natural gas costs to operate company equipment and facilities.

Nicor Inc.                                                  Page 15
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

o Containerized shipping operating income was essentially flat for the three- and six-month periods compared to a year ago. Increased revenues relating to higher volumes shipped attributable to acquisitions were offset by the impact of lower average prices and higher operating expenses relating to the increased volumes and acquisition transition costs.

o Other energy venture operating income rose for the quarter and year-to-date periods due to improved results at Nicor Enerchange, a wholesale natural gas marketing business.

Other income (expense). Other income (expense) decreased in the second quarter of 2002 to $(4.1) million compared to $(.3) million in the second quarter a year ago. Other income (expense) decreased to $(3.7) million in the 2002 year-to-date period from $4.2 million a year ago. The decline in both periods was largely due to poorer operating results at Nicor Energy, including the negative adjustments described in the Nicor Energy section on page 8. Year-to-date results were favorably affected by increased property sale gains.

Interest expense. Interest expense for the quarter decreased from $11.9 million in 2001 to $8.7 million in 2002. For the year-to-date period, interest expense decreased from $26.1 million in 2001 to $18.4 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs in the first quarter of 2002 compared to 2001 contributed to the lower borrowing levels.

Income taxes. The company's effective income tax rate decreased for the three- and six-month periods due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002.

Outlook. Management currently estimates 2002 diluted earnings per common share to be in the range of $2.95 to $3.10 and anticipates that third quarter diluted earnings will be in the range of $.70 to $.80 per share. These estimates include a pretax mercury-related insurance recovery of about $20 million, net of associated expenses, expected in the third quarter. These estimates also assume normal weather for the rest of the year, no further mercury-related charges or credits, no income or negative charges related to the PBR plan and no additional negative charges related to Nicor Energy.





Nicor Inc.                                                         Page 16
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 22 and 23. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were (in millions):

                                    Three months          Six months
                                      ended                 ended
                                     June 30               June 30
                              -------------------    -------------------
                                2002       2001        2002       2001
                              --------   --------    --------   --------

   Gas distribution           $  277.3   $  273.5    $  796.8   $1,620.1
   Shipping                       65.2       54.3       125.0      113.0
   Other energy ventures          60.8       48.4       103.1      141.8
   Corporate and eliminations    (11.5)      (3.2)      (16.1)     (28.2)
                              --------   --------    --------   --------
                              $  391.8   $  373.0    $1,008.8   $1,846.7
                              ========   ========    ========   ========

Gas distribution revenues decreased for the six-month period due primarily to significantly lower natural gas prices, which are passed directly through to customers without markup. For the quarter, the impact of lower natural gas prices was offset by the effect of colder weather than in 2001.

For both 2002 periods, shipping segment revenues reflect an increase in volumes shipped compared to a year ago due primarily to acquisitions and increased year-to-year volumes in existing markets, partially offset by lower average prices.

The quarterly increase in revenues for other energy ventures was due primarily to increased business activity at Nicor Enerchange and Nicor Services. The year-to-date decrease for other energy ventures was due primarily to the impact of lower natural gas prices in the first quarter of 2002 compared to 2001 on Nicor Enerchange. The elimination of sales from Nicor Enerchange to Nicor Gas is reflected in corporate and eliminations.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, was $109.3 million in the second quarter of 2002 compared to $110.3 million for the same period a year ago. For the quarter, the effect of higher deliveries, resulting from 45 percent colder weather than last year and increased demand not related to weather, was offset by the reduction of weather protection benefits and negative adjustments related to the PBR plan. For the 2002 six-month period, gas distribution margin decreased to $275.2 million compared to $280.0 million in 2001. The 2002 six-month period's margin includes a $1.3 million loss from the PBR plan compared to income of $4.2 million in 2001. In both periods, the positive effect of lower natural gas prices on the cost of gas used to operate company equipment and facilities was more than offset by lower revenue from customer finance charges, which was also affected by the change in natural gas prices.

Operating and maintenance. Operating and maintenance expense for 2002 increased $17.1 million to $107.5 million, and $21.1 million to $212.9 million, in the three- and six-month periods, respectively, and relates to several businesses. The increase in the gas distribution segment was related primarily to the negative effects of smaller pension credits, higher health care costs and increased bad debt expense. Shipping segment operating expenses rose due to higher volumes shipped and acquisition transition costs.


Nicor Inc.                                                          Page 17
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase at Nicor's other energy ventures was associated largely with the addition of new customers and products at Nicor Services.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $45.3 million to $266.3 million for the six months ended June 30, 2002, due primarily to changes in working capital items in the gas distribution segment. Working capital can swing sharply due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities. 2002 capital expenditures are estimated at $200 million, a $20 million increase from the projection included in Nicor's latest Annual Report on Form 10-K. The increase is due primarily to storage field improvements in the gas distribution segment.

During the second quarter of 2002, Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the short-term loans. Nicor's equity contribution was $16.5 million.

In April 2002, Tropical Shipping, a subsidiary of Nicor, purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, thereby expanding its network of Caribbean and South American destinations. The acquisition is expected to increase Tropical Shipping's annual volumes by about 10 to 15 percent.

Financing activities. Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. At June 30, 2002, these agreements, which serve as backup for the issuance of commercial paper, allow for borrowings up to $415 million, and the company had $93 million of commercial paper borrowings outstanding. The company had line of credit agreements with eight banks at June 30, 2002 all of which expire by September 30, 2002.

Nicor and Nicor Gas continue to have debt ratings that are among the highest in the gas distribution industry. However, because of uncertainties pertaining to the energy industry in general and to the company, as described in Contingencies beginning on page 8, the rating agencies have indicated that they have put Nicor and Nicor Gas' debt ratings under review for possible downgrade or on credit watch with negative implications. Standard & Poor's has not put the company's commercial paper on credit watch. The company's primary banks have indicated that they would expect to renew their line of credit agreements with Nicor and Nicor Gas. The company's relative cost of financing will likely increase.

Nicor believes it is in compliance with its debt covenants and will remain so even if its debt ratings are lowered. Furthermore, Nicor believes it will continue to be able to generate sufficient capital resources to fund its capital expenditures and other cash requirements.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes.


Nicor Inc.                                                           Page 18
-----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under an existing common stock repurchase program, Nicor purchased and retired 128,000 common shares during the second quarter of 2002 at an aggregate cost of $6.0 million. For the six-month period, Nicor purchased 389,000 common shares at an aggregate cost of $16.9 million. Purchases may be made from time to time through open market transactions and to the extent cash flow is available after other investment opportunities.

On May 1 and August 1, 2002, Nicor paid quarterly dividends on common stock of 46 cents per share. In July 2002, Nicor announced that its Board of Directors declared a quarterly common stock dividend of 46 cents per share, payable November 1, 2002, to stockholders of record September 30, 2002.

FACTORS AFFECTING BUSINESS

Contingencies. Future operating results could be materially impacted by contingencies discussed under the heading Contingencies beginning on page 8, which is hereby incorporated by reference.

Critical accounting policies and estimates. Nicor prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly requires Nicor management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The selection of accounting methods and the use of estimates affects Nicor's reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Accounting Policies footnote beginning on page 30 of Nicor's 2001 Annual Report on Form 10-K. Management is also required to make significant estimates which are similarly described in the footnotes of that annual report on Form 10-K. Although there are numerous areas in which Nicor management selects methods and makes estimates, it believes that those requiring among the most critical judgments involve derivative instruments, unbilled revenues, credit risk and loss contingencies, because those judgments are susceptible to material change and could materially impact Nicor's financial statements.

The rules for determining whether a contract meets the criteria for derivative instrument accounting, or whether a derivative qualifies for hedge accounting treatment, are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections and changes in management's assessment of the likelihood of future hedged transactions. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections. These determinations and changes in estimates may have a material impact on reported results.

Certain Nicor subsidiaries and affiliates estimate revenues for gas and electric deliveries not billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of factors which may require management judgment, including projections of gas costs, weather and customer usage. These estimates are adjusted when actual billings occur, and changes in estimates can be material.



Nicor Inc.                                                        Page 19
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor's subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments and energy-related trading contracts, with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor's estimates.

Nicor records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor and its subsidiaries and affiliates are involved in various legal proceedings and exposed to various loss contingencies, the most significant of which are described beginning on page 8. These loss contingencies are often resolved in stages over long time periods, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its estimates.

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

Health care costs. Health care costs have been rising and additional increases would negatively impact Nicor's results of operations in future periods.

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





Nicor Inc.                                                       Page 20
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with SEC disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on the company's unhedged positions at June 30, 2002, a 10 percent decrease in natural gas prices at June 30, 2002 would have decreased Nicor's earnings by about $.5 million. In addition, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption.

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of natural gas supply costs from customers. However, Nicor Gas has a PBR plan for natural gas costs which creates some exposure to commodity price risk. The company's exposure to this market risk is partially mitigated because the PBR plan compares actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. Other risks related to the PBR plan are described in the Performance-Based Rate Plan section beginning on page 9.

In 2002, Nicor Services began offering Nicor Gas customers a 12-month fixed-price alternative to their monthly utility bills regardless of natural gas prices or weather. The commodity risk of this product is partially hedged using swap agreements. Management also believes it has taken appropriate steps to manage other risks of loss associated with this product.

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





Nicor Inc.                                                         Page 21
--------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy trading activities. At June 30, 2002, Nicor Enerchange, Nicor's wholesale natural gas marketing business, had contracts outstanding with the following fair values (in millions):

                                                    Maturity
                                             ---------------------------
                                Total          Less than       1 to 3
Source of Fair Value         Fair Value          1 Year         Years
--------------------       --------------    ------------     ----------

Prices actively quoted        $  3.8            $  3.6          $  0.2
Prices based on an option
  pricing model                  0.4               0.4               -
                              ------            ------          ------
Total                         $  4.2            $  4.0          $  0.2

The above fair values exclude $25.8 million attributable to natural gas inventory (net of borrowed gas) which is valued at quoted spot market prices.

OTHER

The company sponsors defined contribution plans covering essentially all domestic employees. Under the plans employees may elect to make contributions that are partially matched by the company. In addition, substantially all Nicor Gas employees hired after 1997 receive a separate company contribution to this plan. These plans involve risk for the participants, who direct their contributions and company contributions into various investment options, including numerous mutual funds, a stable value fund and a Nicor stock fund.

FORWARD-LOOKING INFORMATION

Although management believes its statements about earnings expectations and other forwarding-looking information are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, legal contingencies, the matters referred to in the Contingencies section beginning on page 8, weather conditions, natural gas and electricity prices, interest rates, borrowing needs, credit conditions, economic and market conditions, health care costs, energy conservation, legislative and regulatory actions, asset sales, any future mercury-related charges or credits, additional adjustments related to Nicor Energy, and PBR plan review results or adjustments. These forward-looking statements speak only as of the date of this filing, and the company assumes no obligation to update any forward-looking statements.


Nicor Inc.                                                Page 22
------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                  Three months ended        Six months ended
                                        June 30                 June 30
                                  -------------------     -------------------
                                    2002       2001         2002       2001
                                  --------   --------     --------   --------
Operating revenues (millions):
   Sales
    Residential                   $  179.2   $  171.3     $  519.3   $1,164.5
    Commercial                        35.4       33.5         99.8      222.0
    Industrial                         6.9        4.0         17.6       33.9
                                  --------   --------     --------   --------
                                     221.5      208.8        636.7    1,420.4
                                  --------   --------     --------   --------
   Transportation
    Residential                        2.9        2.0          6.0        4.9
    Commercial                        16.0       14.6         41.7       42.4
    Industrial                        11.1       11.0         22.1       23.0
    Other                              2.0        2.0          4.5        6.0
                                  --------   --------     --------   --------
                                      32.0       29.6         74.3       76.3
                                  --------   --------     --------   --------

   Other revenues
    Revenue taxes                     20.4       20.6         56.8       87.1
    Environmental cost recovery        3.4        2.7         15.4       13.1
    Performance-based rate plan       (4.2)       1.7         (1.3)       4.2
    Chicago Hub                        2.8        2.8          6.1        5.5
    Weather protection                (2.9)         -           .6          -
    Other                              4.3        7.3          8.2       13.5
                                  --------   --------     --------   --------
                                      23.8       35.1         85.8      123.4
                                  --------   --------     --------   --------
                                  $  277.3   $  273.5     $  796.8   $1,620.1
                                  ========   ========     ========   ========

Deliveries (Bcf):
   Sales
    Residential                       31.2       23.5        125.9      125.9
    Commercial                         6.5        5.0         23.7       24.3
    Industrial                         1.3         .7          4.5        3.8
                                  --------   --------     --------   --------
                                      39.0       29.2        154.1      154.0
                                  --------   --------     --------   --------
   Transportation
    Residential                        1.3         .7          4.5        3.8
    Commercial                        14.6       11.8         54.3       52.7
    Industrial                        36.2       31.5         73.9       71.1
                                  --------   --------     --------   --------
                                      52.1       44.0        132.7      127.6
                                  --------   --------     --------   --------
                                      91.1       73.2        286.8      281.6
                                  ========   ========     ========   ========

Customers at end of period (thousands):
   Sales
    Residential                    1,733.7    1,746.2
    Commercial                       106.6       97.5
    Industrial                         6.9        6.4
                                  --------   --------
                                   1,847.2    1,850.1
                                  --------   --------
   Transportation
    Residential                      103.7       63.3
    Commercial                        62.4       69.4
    Industrial                         6.8        7.4
                                  --------   --------
                                     172.9      140.1
                                  --------   --------
                                   2,020.1    1,990.2
                                  ========   ========

Other statistics:
   Degree days                         774        535        3,497     3,639
   Average gas cost per Mcf       $   3.72   $   4.84     $   2.99   $  8.11



Nicor Inc.                                                Page 23
------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

                                  Three months ended        Six months ended
                                       June 30                  June 30
                                  -------------------     -------------------
                                    2002       2001         2002       2001
                                  --------   --------     --------   --------

TEUs shipped (thousands):
   Southbound                         33.5       28.5         65.3       59.5
   Northbound                          5.2        4.5          9.4        9.1
   Interisland                         5.1        1.6          8.1        3.1
                                  --------   --------     --------   --------
                                      43.8       34.6         82.8       71.7
                                  ========   ========     ========   ========

Other statistics:
   Revenue per TEU                $  1,489   $  1,568     $  1,509   $  1,576
   Ports served                         26         23
   Vessels operated                     19         16






Nicor Inc.                                                  Page 24
------------------------------------------------------------------------

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

Item 2.       Changes in Securities and Use of Proceeds

(a)   and (b)  Not applicable.

(c) During the quarter ended June 30, 2002, the company reacquired and issued an aggregate of 22,888 shares of its common stock to Richard C. Dykstra in connection with the purchase of the assets and assumed liabilities of D.M. Dykstra & Company. The shares were issued pursuant to exemptions under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The issuance was effected without general solicitation or advertising, and the purchaser is an accredited investor or a sophisticated investor with access to information regarding the company, its business, and its common stock.

(d)   Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 18, 2002, for the purpose of electing the Board of Directors and re-approval of the Nicor Inc. 1997 Long-Term Incentive Plan, as amended. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors' solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 20, 2002. There were no "broker nonvotes."

Nominees for directors, as listed in the proxy statement, were elected as indicated below:

                                          Shares        Shares
                                          Voted          Voted
                      Nominee              FOR         WITHHELD
         ----------------------         -----------    ----------
         Robert M. Beavers, Jr.         38,195,123       727,464
         Bruce P. Bickner               38,189,374       736,017
         John H. Birdsall, III          37,826,828     1,064,983
         Thomas A. Donahoe              38,177,094       739,506
         Thomas L. Fisher               38,410,478       534,940
         John E. Jones                  38,359,634       571,916
         Dennis J. Keller               38,404,300       535,038
         William A. Osborn              38,425,128       521,041
         John Rau                       38,421,906       522,453
         John F. Riordan                37,712,016       545,684
         Patricia A. Wier               38,383,182       563,805


Nicor Inc.                                                          Page 25
----------------------------------------------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders (concluded)

The proposal to re-approve the Nicor Inc. 1997 Long-Term Incentive Plan, as amended, was approved with 32,922,877 shares voted for, 5,079,828 shares voted against and 787,085 shares voted abstain or withheld.

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

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 27 filed herewith.

   (b) On May 3, 2002, the company filed a notice of change in auditor on Form 8-K.

Nicor Inc.                                                  Page 26
--------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Nicor Inc.


Date     August 13, 2002           By   /s/ KATHLEEN L. HALLORAN
      --------------------            -----------------------------
                                            Kathleen L. Halloran
                                            Executive Vice President
                                            Finance and Administration

Nicor Inc.                                                  Page 27
-------------------------------------------------------------------------
Exhibit Index

   Exhibit
   Number              Description of Document
  ---------      -------------------------------------------------------

     10.01       2002 Incentive Compensation Plan.

     99.01       Letter regarding Sarbanes-Oxley Act of 2002.