Form 10-Q
period 2002-09-30
NICOR INC
filed 2002-11-12
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2002


                                       or


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]

Shares of common stock, par value $2.50, outstanding at November 5, 2002, were 44,014,697.

*The company's new independent public accountant, Deloitte & Touche LLP, did not complete the review of the company's condensed unaudited 2002 financial statements as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to the pending financial statement restatements discussed on page 5.

Nicor Inc.                                                            Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..........................  1

           Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2002 and 2001 .............................  2

           Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2002 and 2001 .............................  3

           Consolidated Balance Sheets:
             September 30, 2002 and 2001, and
             December 31, 2001 .......................................  4

           Notes to the Consolidated Financial Statements ............  5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................... 20

   Item 3. Quantitative and Qualitative Disclosures about Market
                Risk.................................................. 32

   Item 4. Controls and Procedures ................................... 32

Part II - Other Information

   Item 1. Legal Proceedings ......................................... 32

   Item 5. Other Information ......................................... 32

   Item 6. Exhibits and Reports on Form 8-K........................... 32

         Signature ................................................... 33

         Exhibit Index ............................................... 36


Glossary

Degree day.......The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.

ICC..............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

Mcf, MMcf, Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.

PBR..............Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

TEU..............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.


Nicor Inc.                                                               Page 1
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             INTENTION TO RESTATE FINANCIAL STATEMENTS

The company is in the process of restating these financial statements, the company's 1999 through 2001 financial statements and its first and second quarter 2002 financial statements, for the reasons stated in the Pending Financial Statement Restatements and Re-audits footnote on page 5. Accordingly, existing financial statements for those periods should not be relied upon. Furthermore, all the notes to the consolidated financial statements, particularly the note referred to in the first sentence, should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the company.

The company's new independent public accountant, Deloitte & Touche LLP, did not complete the review of the company's condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to the pending financial statement restatements. The company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as soon as practicable after the restatements are completed and audited or reviewed, as appropriate.

Except as set forth above, the following condensed unaudited financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, subject to the pending restatement of the financial statements referred to above.

The information furnished (including the information on this page and in the notes to the financial statements) reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)        SUBJECT TO RESTATEMENT
(millions, except per share data)

                                        Three months ended   Nine months ended
                                          September 30         September 30
                                        ------------------   ------------------
                                          2002      2001       2002      2001
                                        --------  --------   --------  --------

Operating revenues
   Gas distribution (includes revenue
     taxes of $9.1, $7.9, $66.0 and
     $95.0, respectively)                $ 172.6   $ 156.3   $  969.4  $1,776.4
   Shipping                                 66.6      52.7      191.6     165.7
   Other                                    10.6       7.9       26.6      20.7
                                         -------   -------   --------  --------
                                           249.8     216.9    1,187.6   1,962.8

Operating expenses
   Gas distribution
    Cost of gas                             66.8      51.5      533.2   1,306.5
    Operating and maintenance               46.8      39.1      137.5     122.5
    Depreciation                            17.0      15.5       96.2      91.8
    Taxes, other than income taxes          13.4      11.0       78.0     104.9
    Mercury-related costs (recoveries)     (19.7)     (9.2)     (19.5)    (11.4)
   Shipping                                 62.3      48.5      180.4     154.6
   All other                                10.0       7.1       24.7      19.6
                                         -------   -------    -------  --------
                                           196.6     163.5    1,030.5   1,788.5
                                         -------   -------    -------  --------

Operating income                            53.2      53.4      157.1     174.3

Equity investment income (loss)             (3.1)      1.2      (12.5)        -

Other income (expense), net                  1.2       6.7        6.9      12.2

Interest expense, net of amounts
   capitalized                               9.1      10.4       27.4      36.6
                                         -------   -------    -------  --------

Income before income taxes                  42.2      50.9      124.1     149.9

Income taxes                                12.2      17.9       38.3      51.4
                                         -------   -------    -------  --------

Net income                                  30.0      33.0       85.8      98.5

Dividends on preferred stock                  .1        .1         .2        .2
                                         -------    ------    -------  --------

Earnings applicable to common stock      $  29.9    $ 32.9    $  85.6  $   98.3
                                         =======    ======    =======  ========

Average shares of common stock
   outstanding
    Basic                                   44.0      45.0       44.2      45.2
    Diluted                                 44.1      45.1       44.3      45.4

Earnings per average share of
   common stock
    Basic                                  $ .68     $ .73     $ 1.94    $ 2.17
    Diluted                                  .68       .73       1.93      2.17

Dividends declared per share of
   common stock                            $ .46     $ .44     $ 1.38    $ 1.32


The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.




Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)       SUBJECT TO RESTATEMENT
(millions)

                                                           Nine months ended
                                                             September 30
                                                          -------------------
                                                             2002     2001
                                                          ---------  --------
Operating activities
   Net income                                                $ 85.8    $ 98.5
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                            109.2     104.0
      Deferred income tax expense                              32.4      22.1
      Gain on sale of property, plant and equipment            (4.5)     (4.6)
      Changes in assets and liabilities:
       Receivables, less allowances                           153.6     362.4
       Gas in storage                                         (29.7)      8.6
       Deferred/accrued gas costs                             (85.1)    209.5
       Prepaid pension costs                                   (9.6)    (25.5)
       Other assets                                             7.0       1.1
       Accounts payable                                       (34.3)   (339.4)
       Temporary LIFO liquidation                              41.0       5.9
       Other liabilities                                        6.0     (25.2)
      Other                                                    (5.6)     (1.3)
                                                          ---------  --------
   Net cash flow provided from operating activities           266.2     416.1
                                                          ---------  --------

Investing activities
   Capital expenditures                                      (137.7)   (120.3)
   Net decrease (increase) in short-term investments           12.1      (5.9)
   Repayments from (loans to) joint ventures, net              23.0     (21.3)
   Investment in joint ventures                               (26.5)     (6.9)
   Business acquisitions                                      (11.3)        -
   Net proceeds from sale of property, plant and equipment      7.9       5.3
   Other                                                         .8       (.6)
                                                          ---------  --------
   Net cash flow used for investing activities               (131.7)   (149.7)
                                                          ---------  --------

Financing activities
   Net proceeds from issuing long-term debt                    49.9     197.6
   Disbursements to retire long-term debt                         -    (227.1)
   Short-term borrowings (repayments), net                    (87.0)   (166.0)
   Dividends paid                                             (60.4)    (59.0)
   Disbursements to reacquire stock                           (26.5)    (28.4)
   Other                                                        6.0         -
                                                           --------  --------
   Net cash flow used for financing activities               (118.0)   (282.9)
                                                           --------  --------

Net increase (decrease) in cash and cash equivalents           16.5     (16.5)

Cash and cash equivalents, beginning of period                 10.7      55.8
                                                           --------  --------

Cash and cash equivalents, end of period                     $ 27.2    $ 39.3
                                                           ========  ========


The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.




Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)                 SUBJECT TO RESTATEMENT
(millions)

                                        September 30  December 31  September 30
                                            2002          2001         2001
                                        ------------  -----------  ------------
           Assets
           ------
Current assets
   Cash and cash equivalents               $    27.2    $    10.7     $    39.3
   Short-term investments, at cost which
     approximates market                        22.1         34.2          48.9
   Receivables, less allowances of $13.2,
     $12.3 and $15.6, respectively             201.0        354.6         296.5
   Notes receivable - joint ventures               -         31.2          22.4
   Gas in storage                               58.3         28.6          23.2
   Deferred income taxes                        30.4         33.9          45.8
   Other                                        28.6         24.7          23.8
                                          ----------  -----------  ------------
                                               367.6        517.9         499.9
                                          ----------  -----------  ------------
Property, plant and equipment, at cost
   Gas distribution                          3,525.5      3,425.6       3,374.8
   Shipping                                    309.5        304.6         294.6
   Other                                         4.4          2.8           2.3
                                          ----------  -----------  ------------
                                             3,839.4      3,733.0       3,671.7
   Less accumulated depreciation             2,049.8      1,964.4       1,934.8
                                          ----------  -----------  ------------
                                             1,789.6      1,768.6       1,736.9

                                          ----------  -----------  ------------
Prepaid pension costs                          173.9        164.3         167.9
Other assets                                   162.1        124.0         106.5
                                          ----------  -----------  ------------
                                           $ 2,493.2    $ 2,574.8     $ 2,511.2
                                          ==========  ===========  ============
   Liabilities and Capitalization
   ------------------------------

Current liabilities
   Long-term obligations due within
     one year                              $   100.0    $       -     $       -
   Short-term borrowings                       190.0        277.0         276.0
   Accounts payable                            361.6        395.9         267.2
   Accrued gas costs                            15.7        100.8         160.4
   Accrued mercury-related costs                 3.6          7.0          41.5
   Temporary LIFO liquidation                   41.0            -           5.9
   Other                                        50.0         45.7          60.4
                                          ----------  -----------  ------------
                                               761.9        826.4         811.4
                                          ----------  -----------  ------------
Deferred credits and other liabilities
   Deferred income taxes                       360.5        328.8         315.9
   Regulatory income tax liability              63.5         66.3          67.5
   Unamortized investment tax credits           37.5         39.0          39.6
   Accrued mercury-related costs                28.6         30.0             -
   Other                                       113.0        104.2         107.6
                                          ----------  -----------  ------------
                                               603.1        568.3         530.6
                                          ----------  -----------  ------------

Capitalization
   Long-term debt                              396.0        446.4         446.0
   Preferred stock                               6.0          6.1           6.1
   Common equity
    Common stock                               110.0        111.0         112.0
    Retained earnings                          622.4        616.9         606.5
    Unearned compensation                        (.3)           -             -
    Accumulated other comprehensive
      income (loss)                             (5.9)         (.3)         (1.4)
                                          ----------  -----------  ------------
                                             1,128.2      1,180.1       1,169.2
                                          ----------  -----------  ------------
                                           $ 2,493.2    $ 2,574.8     $ 2,511.2
                                          ==========  ===========  ============



The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.






Nicor Inc.                                                               Page 5
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Inc. consolidated (Nicor) 2001 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

The financial statements and information presented in this Report on Form 10-Q do not include (1) adjustments that the company plans to make as a result of an investigation by a special committee of independent directors (Special Committee) of Nicor Gas' natural gas purchases, sales, transportation and storage activities nor (2) any other adjustments that may be made when the company restates its financial statements for prior periods and the third quarter of 2002. For further information, see Pending Financial Statement Restatements and Re-audits below, and Contingencies - Performance-Based Rate Plan beginning on page 12.

PENDING FINANCIAL STATEMENT RESTATEMENTS AND RE-AUDITS

Based on the results of the special investigation of Nicor Gas' natural gas purchases, sales, transportation, and storage activities, more fully described under Contingencies - Performance-Based Rate Plan beginning on page 12, the company is in the process of restating its financial statements for 1999, 2000, 2001 and interim periods in 2002. Accordingly, the financial statements for those periods should not be relied upon.

The restatements will include accounting corrections and other adjustments resulting from the Special Committee's investigation, other corrections not related to the investigation that are more properly reflected in periods other than the ones in which they were initially reported, and any additional issues arising during the re-audits, or otherwise, but not presently known. In addition, the restatements could include other adjustments that may be identified as a result of Illinois Commerce Commission (ICC) review of the Nicor Gas performance-based rate (PBR) plan.

The company has engaged Deloitte & Touche LLP to audit the restated 1999, 2000 and 2001 financial statements, to review the 2002 interim financial statements and to audit the 2002 financial statements, and will file amended reports with the Securities and Exchange Commission (SEC) as soon as it is practical after Deloitte & Touche completes its work.

Although all of the issues related to the restatements have not been resolved, the company estimates that cumulative net income for the 1999 through 2002 period will be $15 million to $35 million lower than previously reported. As a result of the ICC review and independent audit, final amounts could be materially different than these estimates. The company cannot predict with certainty when the restatements, independent audits or ICC review will be complete. Also, while there will likely be material changes to the amounts reported in certain categories within the balance sheets and statements of cash flows, these changes are not expected to have a material impact on the company's financial condition or liquidity.

For additional information, see Contingencies beginning on page 12.





Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

ACCOUNTING POLICIES

Weather derivatives. Since 2000, Nicor Gas has held derivative contracts to limit the earnings impact of weather fluctuations. These contracts settle as of year-end, and the resulting benefit or loss is recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which compares actual weather during interim periods to normal historical weather patterns.

Shipping revenues. In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port. While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company's policy do not have a material impact on financial results.

Gas in storage. The gas distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Repair and maintenance expense. Nicor expenses repair and maintenance costs as incurred, with one exception. Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs for its owned vessels. These costs are generally accrued over a three-year period.

Depreciation. Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year.
For interim periods, gas distribution segment depreciation is allocated based on gas deliveries.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three- and nine-month periods ended September 30, 2002, were $8.7 million and $63.9 million, respectively, and $7.1 million and $92.2 million, respectively, for the same periods in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

Energy trading revenues. In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on one item under review in Issue 02-03 requiring all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) to be shown net in revenue with a corresponding reclassification of prior years' financial statements. Although the EITF reversed that conclusion in October 2002, the company implemented the change this quarter in order to comply with recent Securities and Exchange Commission guidance and to be consistent with industry trends. Nicor Enerchange, one of Nicor's other energy ventures, previously displayed revenues and expenses associated with realized gains and losses separately. The implementation of this change affected the revenues and operating expenses of Nicor in equal and offsetting amounts. It did not have any impact on the company's financial condition or the overall results of operation. See Reclassification of Prior Period Financial Statements footnote on page 8.




Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

Energy trading accounting methods. On October 25, 2002, the EITF voted to rescind EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective December 15, 2002. EITF 98-10 applies to Nicor's wholesale natural gas marketing business, Nicor Enerchange. Nicor has not yet determined the effect that this rescission will have on its financial statements.

Exit activities. In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement, which is effective for 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The company has reviewed the requirements of this new standard and it is not expected to have a material impact on the company's overall financial condition or results of operations.

GOODWILL

On January 1, 2002 the company implemented FASB Statement No. 142, Goodwill and Other Intangible Assets. The company has completed the initial impairment test required by the statement and there was no impairment. At September 30, 2002 the company had $17.5 million of goodwill included in its balance sheet related primarily to acquisitions over the past twelve months. In 2001, the company amortized $.7 million of goodwill.

FIRST QUARTER RESTATEMENT

The company has restated and reduced its first quarter 2002 results to correct for $4.3 million of pretax charges related to Nicor's 50% investment in Nicor Energy and to defer a previously recognized $2.3 million pretax gain related to the termination of an interest rate hedging instrument. These restatements, which are subject to further restatement, had the following effect on the first quarter of 2002 (in millions):

                                                 As
                                             Originally        As
                                              Reported      Restated
                                              ---------     --------
   Income before income taxes                    $ 58.9       $ 52.3
   Net income                                      39.9         35.5
   Earnings per average share of common stock:
    Basic                                           .90          .80
    Diluted                                         .90          .80





Nicor Inc.                                                              Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

RECLASSIFICATION OF PRIOR PERIOD FINANCIAL STATEMENTS

A consensus reached by the EITF regarding the accounting for contracts involved in energy trading and risk management activities in Issue 02-03 requires Nicor to reclassify amounts reported in prior period financial statements. The following summarizes the reclassification to the accompanying financial statements (in millions):
                            Three months ended             Nine months ended
                            September 30, 2001            September 30, 2001
                          --------------------------  -------------------------
                               As                          As
                           Previously       As         Previously       As
                            Reported   Reclassified     Reported   Reclassified
                          ------------ -------------  ------------ ------------
Revenues
     Gas distribution          $ 156.3       $ 156.3     $ 1,776.4    $ 1,776.4
     Shipping                     52.7          52.7         165.7        165.7
     Other energy
       ventures                   39.2           7.9         181.0         20.7
     Corporate and
       eliminations               (3.8)            -         (32.0)           -
                           -----------  ------------  ------------  -----------
        Total revenues         $ 244.4       $ 216.9     $ 2,091.1    $ 1,962.8
                           ===========  ============  ============  ===========

Cost of gas                     $ 79.0        $ 51.5     $ 1,434.8    $ 1,306.5

In addition, certain other reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

ACCRUED UNBILLED REVENUE

Receivables includes accrued unbilled revenue of $38.6 million, $89.7 million and $42.5 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively, related primarily to gas distribution operations.

REGULATORY ASSETS AND LIABILITIES

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets (liabilities) as follows (in millions):

                                        September 30  December 31  September 30
                                            2002          2001         2001
                                        ------------  -----------  ------------

     Unamortized loss on reacquired debt   $    19.3      $  20.1       $  17.4
     Regulatory tax liability                  (63.5)       (66.3)        (67.5)
     Deferred (accrued) gas cost               (15.7)      (100.8)       (160.4)
     Deferred (accrued)environmental costs      (2.5)        (5.8)         (9.9)
                                        ------------  -----------   -----------
                                              $(62.4)     $(152.8)      $(220.4)
                                        ============  ===========   ===========

The unamortized loss on reacquired debt is included in other noncurrent assets. Accrued environmental costs are included in other current liabilities.



Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

EQUITY INVESTMENT INCOME (LOSS)

Other equity investment income (loss) includes the following (in millions):

                                 Three months ended   Nine months ended
                                    September 30        September 30
                                 ------------------   ------------------
                                    2002     2001        2002      2001
                                 --------  --------   ---------  -------
Equity investment income (loss):
   Nicor Energy                    $  (3.5)   $  .8      $ (14.4)  $ (.8)
   All other                            .4       .4          1.9      .8
                                  --------  -------    --------- -------
                                   $  (3.1)   $ 1.2      $ (12.5)  $   -
                                  ========  =======    ========= =======

OTHER INCOME (EXPENSE)

Other income (expense), net includes the following (in millions):

                                 Three months ended   Nine months ended
                                    September 30        September 30
                                 ------------------  -------------------
                                    2002     2001       2002     2001
                                 --------  --------  ---------  --------
Gains on sale of property,
  plant and equipment                $  -     $ 3.9      $ 4.5     $ 4.6
Interest income                        .4       1.9        1.7       6.1
Other income                           .8       1.1         .9       1.9
Other expense                           -       (.2)       (.2)      (.4)
                                 --------  --------  ---------  --------
                                    $ 1.2     $ 6.7      $ 6.9     $12.2
                                 ========  ========  =========  ========

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                  Three months ended  Nine months ended
                                     September 30       September 30
                                  ------------------  ------------------
                                    2002      2001      2002      2001
                                  --------  --------  --------  --------

Net income                         $  30.0    $ 33.0   $  85.8    $ 98.5
Other comprehensive income
  (loss), net of tax                  (4.1)     (1.3)     (5.6)     (1.3)
                                  --------  --------  --------  --------
Total comprehensive income         $  25.9    $ 31.7   $  80.2    $ 97.2
                                  ========  ========  ========  ========

Other comprehensive income (loss) for Nicor consists of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures.

Most of the $5.9 million balance in accumulated other comprehensive income
(loss) at September 30, 2002, represents losses on financial derivatives designated as hedges of interest payments on an



Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)


anticipated first quarter 2003 issuance of 30-year bonds. The final settled amount will be amortized over the life of the bond.

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense.

DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

Under the company's short-term committed lines of credit agreements, if Nicor's ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company.

RELATED PARTY TRANSACTIONS

During the second quarter of 2002 Horizon Pipeline, a 50% joint venture with Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third-party long-term debt and repaid the short-term loans. Nicor's equity contribution was $16.5 million. Horizon Pipeline's capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transportation agreement has been approved by the ICC. For the three and nine months ended September 30, 2002, Horizon Pipeline charged Nicor Gas $2.6 million and $4.0 million, respectively, for natural gas transportation under rates that have been accepted by FERC.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering and corrosion services from EN Engineering, a 50-percent owned joint venture. EN Engineering charged Nicor Technologies $1.1 million and $3.3 million for these services for the three- and nine-month periods ended September 30, 2002, respectively.

In addition, Nicor has entered into transactions with Nicor Energy described within the Nicor Energy section of Contingencies beginning on page 12.









Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                             Three months ended   Nine months ended
                                September 30        September 30
                             ------------------  -------------------
                               2002      2001      2002      2001
                             --------  --------  --------  ---------
Operating revenues
   Gas distribution           $ 172.6   $ 156.3  $  969.4   $1,776.4
   Shipping                      66.6      52.7     191.6      165.7
   Other energy ventures         11.2       7.9      32.8       20.7
   Corporate and eliminations     (.6)        -      (6.2)         -
                             --------  --------  --------   --------
                              $ 249.8   $ 216.9  $1,187.6   $1,962.8
                             ========  ========  ========   ========
Operating income (loss)
   Gas distribution           $  48.3   $  48.4   $ 144.0    $ 162.1
   Shipping                       4.3       4.2      11.2       11.1
   Other energy ventures          2.4       1.2       4.7        3.1
   Corporate and eliminations    (1.8)      (.4)     (2.8)      (2.0)
                             --------  --------  --------   --------
                              $  53.2   $  53.4   $ 157.1    $ 174.3
                             ========  ========  ========   ========

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor affiliate offering a fixed bill service. These gas distribution revenues have been eliminated in the consolidated financial statements.

COMMON AND PREFERRED STOCK

Each share of common and preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company's annual meeting of stockholders.

DIVIDEND RESTRICTIONS

Nicor has no contractual or regulatory restrictions on the payment of dividends. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas' retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with an unaffiliated third party.












Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

EARNINGS PER SHARE

The computation of diluted earnings per share includes the potentially dilutive effect of additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor's earnings per share computation excludes the incremental effect related to the following number of stock options:

                                  Three months ended  Nine months ended
                                      September 30      September 30
                                  ------------------  ----------------
                                    2002      2001      2002    2001
                                  --------   -------  -------  -------
Number of options (in thousands)     634       197      302      184


INCOME TAXES

The company's effective income tax rate decreased for the three- and nine-month periods ended September 30, 2002 due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002. In addition, lower pretax income has caused a somewhat lower effective income tax rate since permanent tax differences and tax credits are now a larger share of pretax income.

CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to the amount already recognized, if any, it is possible that the resolution of these contingencies, either individually or in aggregate, will materially affect the restated financial statements that the company is planning to issue or require the company to take charges against or reductions in future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened





Nicor Inc.                                                              Page 13
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to the CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Other governmental agencies may be reviewing these allegations. The company has committed to cooperate fully in the review of the PBR plan. Nicor Gas has responded to approximately three hundred data requests that have been propounded by the ICC Staff, CUB, CCSAO and the Illinois Attorney General's Office to date.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a Special Committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the Special Committee in the course of its investigation. To conduct the inquiry, the Special Committee retained Scott Lassar of the law firm of Sidley Austin Brown & Wood (Sidley), and Sidley hired the accounting firm of KPMG LLP. Mr. Lassar is the former United States Attorney for the Northern District of Illinois.

The Special Committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor's Board of Directors and Mr. Lassar's Report were filed with the SEC on a Form 8-K on October 31, 2002, and are hereby incorporated by reference. The findings of the independent counsel's report include:
o Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
o No improper Nicor affiliated-party transactions or improper hedging activities were identified.
o Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
o No criminal activity or fraud was identified.

In addition, the Nicor Board of Directors has directed the company's management to:
o make appropriate adjustments to account for, and fully address the adverse consequences to ratepayers of, the items noted in the Report,
o undertake a re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
o amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
o conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
o  conduct a detailed study of management bonus issues, and
o conduct a detailed study of the adequacy of internal accounting and regulatory controls.

As a result of the Special Committee's review, Nicor and Nicor Gas believe that the company's financial statements should reflect, and prior period financial statements may require restatement for, the following items:
o The $15 million of transactions noted above. Examples of the transactions identified in the report include a late 1999 wholesale transfer of natural gas from Nicor Gas' storage inventory which increased customers' gas costs by approximately $6.75 million. The Report also found that operational transfers of natural gas between Nicor Gas' storage fields were not consistently accounted for under the PBR plan. If accounted for on a consistent basis, the Report concluded, the most appropriate result would be a $3.5 million refund to customers. The Report found additional issues totaling about $5 million related to interest costs and the purchase of weather insurance for 2001.



Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

o Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third-parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. Nicor and Nicor Gas believe that these restatements will change assets and liabilities in nearly equal amounts, but the impact will likely vary from quarter to quarter.
o PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which will both be restated, PBR plan results will also change.

The impact of the items listed above is estimated to result in an aggregate reduction in Nicor and Nicor Gas net income for 1999 through 2002 of $15 million to $35 million. This reduction has not been reflected in the preliminary third quarter 2002 results reported in this filing. Furthermore, because the restatements have not been completed and are subject to independent audit and ICC review, it is possible that the final reduction could be materially different, and possibly greater, than these estimates. Certain parties in the PBR review proceeding have publicly indicated disagreement with the findings in the Report.

Nicor is unable to predict the outcome of the review of the PBR plan or the company's potential exposure thereunder, and has not recorded a liability associated with this contingency.

Nicor's earnings included pretax income of $14.9 million in 2001 and $12.2 million in 2000 related to the PBR plan. Due to uncertainties surrounding the PBR plan, Nicor Gas has not recorded estimated year-to-date results related to the 2002 PBR plan year, which would have been immaterial. However, a negative $1.3 million correction of 2001 PBR plan results is included in the year-to-date period ended September 30, 2002.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas's PBR plan. The plaintiff alleges breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The class is seeking compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiff and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

Nicor Energy. In 2002, equity investment income (loss) included pretax losses of $3.5 million and $14.4 million for the quarter and nine-month periods, respectively, related to the company's 50-percent share of operating results at Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and





Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

Trade (Dynegy). These amounts include negative pretax adjustments of $5.6 million in the year-to-date period related to a year-end 2001 independent audit of Nicor Energy completed in May 2002. In the second quarter, as a result of the audit findings, the owners of the venture and new Nicor Energy management commenced a review of Nicor Energy's business strategy, accounting practices, controls and financial results. The review process identified irregularities in accounting and additional accounting errors and adjustments at Nicor Energy that were also part of the reason for the losses referred to above. The adjustments, irregularities and errors at Nicor Energy related primarily to estimates of unbilled revenues and unrecorded liabilities. The review process has continued and no additional material corrections were identified and recorded in the third quarter. Year-to-date losses from Nicor Energy include some error corrections related to 2001 that the company does not consider material, but they may be moved to the 2001 financial statements as a result of the restatements.

Nicor's maximum exposure under its current guarantee commitments on behalf of Nicor Energy is currently about $25 million related to payables and other commitments, although Nicor may, at its discretion, provide additional guarantees. At September 30, 2002 there was $5.6 million of outstanding accounts payable under these guarantees. While it is possible that Nicor will be required to make payments under the guarantees, Nicor does not believe it is probable and cannot estimate the amount of any such payment. Accordingly, no liability has been recorded. In the third quarter of 2002, Nicor's investment in Nicor Energy was written down to zero due to the likelihood that Nicor ultimately will not recover its investment balance.

In April 2002, Nicor and Dynegy renegotiated their joint venture agreement, extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture's primary energy supplier. In October 2002, Dynegy announced it is exiting the marketing and trading business. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

As a result of the adjustments, review process and other matters referred to above, Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy.

SEC and U.S. Attorney Inquiries. The staff of the Securities and Exchange Commission has informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters.

Securities Class Actions. Following Nicor's July 18, 2002 issuance of the press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (Executive Vice President Finance and Administration) on behalf of all persons or entities who purchased Nicor common stock in the open market during a specified period ending in July 2002. The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and are being consolidated. The plaintiffs allege that the defendants violated sec. 10(b) and sec. 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented Nicor's historical financial condition and results of operations and its future prospects. The class is seeking compensatory damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.



Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (Executive Vice President Finance and Administration), and members of Nicor's Board of Directors. Nicor was named as a nominal defendant in all three suits, and Arthur Andersen LLP was named as a defendant in one of the suits. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that Fisher, Halloran and the directors breached their fiduciary duties to Nicor, knowingly participated in each others' breaches of fiduciary duties, committed constructive fraud, and abused their control of Nicor. The plaintiffs seek on behalf of Nicor compensatory damages, punitive damages, attorneys' fees and costs, and other relief against the individual defendants but do not seek any damages against the company. Nicor has insurance that the company reasonably expects will cover these claims in whole, or in part. Nicor has not recorded a liability associated with the outcome of this contingency.

Hub Services. Nicor Gas offers interstate transportation and storage services which are regulated by the Federal Energy Regulatory Commission (FERC) as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded, or expects to refund, service fees plus potential interest of approximately $1 million. The company is investigating to determine whether any additional refunds or other charges are appropriate. At this time, Nicor Gas cannot estimate whether additional refunds will be required with respect to either FERC or ICC-regulated services, and it has not recorded any additional liability associated with this contingency.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. The Fixed Bill Service is offered to Nicor Gas residential customers and allows customers to pay twelve equal monthly amounts for their annual gas service based upon the gas-use profile of their home. The class is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss this action. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency (U.S. EPA) and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration (PSD) Permit. An application for the PSD permit had been previously submitted to the IEPA. The disclosure to U.S. EPA was made pursuant to the U.S. EPA's Self -Disclosure Policy. Nicor's investigation of this matter is continuing. The potential maximum civil penalties under the Federal and State Environmental Acts are $27,500 to $50,000, respectively, for the initial day of violation. For each additional day of continued violation, the potential maximum civil penalties are $27,500 and $10,000, respectively. Nicor has not yet identified the number of potential violations. At this early stage, Nicor is unable to predict the outcome of this matter or to reasonably estimate its exposure related thereto and has not recorded a liability associated with this contingency.


Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

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

Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 households have opted out of the class. Of those, 42 households had traces of mercury, and Nicor Gas has settled with five households.

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost and estimated costs of litigation. Through September 30, 2002, the company has incurred $106.8 million in associated costs, leaving a $32.2 million estimated liability. The remaining $32.2 million liability at September 30, 2002, represented management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers. Through September 30, 2002, Nicor Gas has recovered, net of related expenses, $22.6 million from certain insurance carriers of the company and its independent contractors, including approximately $20 million recovered in the third quarter of 2002. These recoveries have been recorded as a reduction to gas distribution operating expense.





Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (continued)

Subsequent to September 30, 2002, Nicor Gas reached an agreement with a subcontractor's insurer wherein Nicor Gas will receive $.7 million for past defense costs, which will be included in the company's results of operations for the fourth quarter of 2002. In addition, this subcontractor's insurer has agreed to assume certain future defense costs related to claims against this subcontractor and to pay all judgments and settlements related to such claims up to $50 million. The impact of this agreement will be reflected in the company's evaluation of its mercury reserve for the fourth quarter. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800's and early to mid 1900's to produce natural gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas has filed a petition for leave to appeal to the Illinois Supreme Court. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. All such recoveries are refunded to the company's customers.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.



Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited;
Subject to Restatement) (concluded)

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has filed responsive pleadings. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.































Nicor Inc.                                                              Page 20
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. consolidated (Nicor) 2001 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

The company intends to restate its financial statements for 1999, 2000, 2001 and interim periods in 2002, including the financial statements included in this Report on Form 10-Q. The financial statements and information presented in this Form 10-Q do not include (1) adjustments that the company plans to make as a result of an investigation by a special committee of independent directors of Nicor Gas' natural gas purchases, sales, transportation and storage activities nor (2) any other adjustments that may be made when the company restates its financial statements for prior periods and the third quarter of 2002. For further information, see Pending Financial Statement Restatements and Re-audits on page 5, and Contingencies - Performance-Based Rate Plan beginning on page 12, which are hereby incorporated by reference. Accordingly, all of the notes to the consolidated financial statements, particularly the notes referred to in the previous sentence, should be read in their entirety when reading the financial statements in this Form 10-Q and the following discussion because they materially impact the ability to understand the historical financial information presented regarding the company. All information in the following discussion is subject to restatement.

SUMMARY

Nicor's diluted earnings per share for the three- and nine-month periods ended September 30, 2002, were $.68 and $1.93, respectively, compared to diluted earnings per share of $.73 and $2.17, respectively, for the same periods in 2001. Third quarter net income was $30.0 million in 2002 compared to $33.0 million in 2001. Net income for the nine-month period decreased to $85.8 million from $98.5 million a year ago.

Gas distribution segment operating income was favorably affected in both years by mercury-related credits. These positive impacts were $19.7 million and $9.2 million for the 2002 and 2001 third quarter periods, respectively, and $19.5 million and $11.4 million for the corresponding year-to-date periods. Excluding the positive effects of the mercury-related credits, more fully described beginning on page 17, gas distribution operating income would have decreased in both the 2002 quarter and year-to-date periods. Reduced pension credits and poorer performance-based rate (PBR) plan results were the primary reasons for those decreases. Lower equity investment results from Nicor Energy, LLC (Nicor Energy), the company's 50-percent-owned retail energy marketing joint venture, are also reflected in Nicor's lower results in the 2002 three- and nine-month periods. Both 2002 periods were positively affected by lower interest expense compared to the prior-year periods, and per share results in both periods were favorably affected by the company's common stock repurchase program.











Nicor Inc.                                                              Page 21
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

Operating income. Operating income (loss) by major business segment was (in millions):

                                 Three months ended    Nine months ended
                                    September 30         September 30
                                 ------------------    -----------------
                                    2002      2001       2002     2001
                                 --------    ------    -------   -------

   Gas distribution               $  48.3    $ 48.4    $ 144.0   $ 162.1
   Shipping                           4.3       4.2       11.2      11.1
   Other energy ventures              2.4       1.2        4.7       3.1
   Corporate and eliminations        (1.8)      (.4)      (2.8)     (2.0)
                                  -------    ------    -------   -------
                                  $  53.2    $ 53.4    $ 157.1   $ 174.3
                                  =======    ======    =======   =======

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased in the third quarter to $48.3 million from $48.4 million a year ago. For the nine months ended September 30, 2002, operating income decreased to $144.0 million, from $162.1 million in 2001. Excluding the mercury-related credits discussed previously, gas distribution operating income declined $10.5 million and $26.2 million in the 2002 quarter and year-to-date periods, respectively, compared to the prior year periods.

   Third quarter 2002 gas distribution operating results were negatively affected by decreased pension credits ($3.8 million) and lower PBR plan results ($3.3 million). Year-to-date results for 2002 were positively affected by increased customer demand unrelated to weather ($4.1 million) and lower natural gas costs to operate company equipment and facilities ($3.8 million). These positive factors were more than offset by smaller pension credits ($11.4 million), lower PBR plan results ($8.8 million), and lower customer financing charges ($6.3 million) in the 2002 year-to-date period.

o Containerized shipping operating income was essentially flat for the three- and nine-month periods compared to a year ago. Increased volume-related revenues ($15.0 million) in the third quarter of 2002 compared to the same period in 2001 were offset by increased volume-related expenses ($13.8 million) and lower average rates ($1.1 million). In the 2002 year-to-date period, higher volume-related revenues ($32.7 million) and a lower average cost per TEU shipped ($4.6 million) were offset by higher volume-related expenses ($30.5 million) and the impact of lower average rates ($6.7 million). The higher volume-related revenues and expenses in both periods were primarily attributable to recent acquisitions.

o Other energy ventures operating income rose for the quarter and year-to-date periods due primarily to increased operating income at Nicor Services, Nicor's retail energy-related products and services business. Nicor Services' third quarter operating income rose from $.8 million in 2001 to $2.5 million in 2002 and increased in the year-to-date period from $2.3 million in 2001 to $4.1 million in 2002.






Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

Equity investment income (loss). Equity investment income (loss) declined to $(3.1) million in the third quarter of 2002 from $1.2 million in the third quarter of 2001 due primarily to lower contributions from Nicor Energy ($4.3 million). For the year-to-date period, equity investment income (loss) was $(12.5) million compared to no income or loss a year ago. The decline in the year-to-date period was also due to poorer results at Nicor Energy ($13.6 million), including the negative adjustments described in the Nicor Energy section beginning on page 14.

Other income (expense). Other income (expense) decreased in the third quarter of 2002 to $1.2 million compared to $6.7 million in the third quarter a year ago. Lower property sale gains ($3.9 million) and decreased interest income ($1.5 million) were the primary reasons for lower results for the 2002 quarter. Other income (expense) decreased to $6.9 million in the 2002 year-to-date period from $12.2 million a year ago. The decline in the year-to-date period was largely due to lower interest income ($4.4 million) in 2002. Interest income declined in both periods due to lower average investment levels in 2002.

Interest expense. Interest expense for the quarter decreased from $10.4 million in 2001 to $9.1 million in 2002. For the year-to-date period, interest expense decreased from $36.6 million in 2001 to $27.4 million in 2002. The decline in the quarter was primarily due to lower average borrowing levels. The decline in the nine-month period was primarily due to lower average borrowing levels ($5.6 million) and interest rates ($4.0 million). Reduced natural gas costs in the first quarter of 2002 compared to 2001 contributed to the lower borrowing levels.

Income taxes. The company's effective income tax rate decreased for the three- and nine-month periods due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002. In addition, lower pretax income has caused a somewhat lower effective income tax rate since permanent tax differences and tax credits are now a larger share of pretax income.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 30 and 31. The following discussion summarizes the major items impacting Nicor's earnings.

Operating revenues. Operating revenues by major business segment were (in millions):

                                Three months ended         Nine months ended
                                   September 30               September 30
                                ------------------        --------------------
                                  2002      2001             2002      2001
                                --------   -------        ---------  ---------

   Gas distribution              $ 172.6   $ 156.3        $   969.4  $ 1,776.4
   Shipping                         66.6      52.7            191.6      165.7
   Other energy ventures            11.2       7.9             32.8       20.7
   Corporate and eliminations        (.6)        -             (6.2)         -
                                 -------   -------        ---------  ---------
                                 $ 249.8   $ 216.9        $ 1,187.6  $ 1,962.8
                                 =======   =======        =========  =========






Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

Gas distribution revenues decreased for the nine-month period due primarily to significantly lower average natural gas prices, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas prices is estimated to be approximately $770 million. Gas distribution revenues increased in the third quarter of 2002 due primarily to higher natural gas prices in the period compared to the same period of 2001. The estimated revenue effect of higher natural gas prices in the third quarter of 2002 compared to 2001 is about $20 million.

Shipping segment results include higher volume-related revenues ($15.0 million) in the third quarter of 2002 compared to the same period in 2001. Year-to-date results include higher volume-related revenues ($32.7 million) partially offset by lower average rates ($6.7 million). The increases in volume-related revenue in both periods relate primarily to acquisitions. The slow economy in the Caribbean region continues to put pressure on shipping segment average rates.

The increase in revenues for other energy ventures was due primarily to increased business activity at Nicor Services. Nicor Services 2002 revenues increased $6.9 million in the third quarter to $10.5 million and $13.3 million in the year-to-date period to $22.5 million compared to the same periods in 2001.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, was nearly unchanged at $97.1 million in the third quarter of 2002 compared to $97.7 million for the same period a year ago. For the quarter, gas distribution margin was negatively affected by the lack of income from the PBR plan ($3.3 million) partially offset by the impact of higher average rates.

For the 2002 nine-month period, gas distribution margin decreased slightly to $372.3 million compared to $377.7 million in 2001. For the year-to-date period, the positive effects of higher customer demand unrelated to weather ($4.1 million) and a lower cost of gas used to operate company equipment and facilities ($3.8 million) were more than offset by lower revenue from customer finance charges ($6.3 million) and reduced PBR plan results ($8.8 million) compared to a year ago. The reduction in company-use gas costs and customer finance charges is related to lower natural gas prices in the first quarter of 2002.

Nicor Gas recorded no PBR plan results in the third quarter of 2002 compared to $3.3 million in the third quarter of 2001. For the year-to-date period, Nicor Gas recorded a $1.3 million PBR plan loss in 2002 compared with a $7.5 million gain for the same 2001 period. The year-to-date 2002 period excludes estimated PBR plan results related to the 2002 plan year, which would have been immaterial, due to the developments described in the performance-based rate plan section beginning on page 12. The year-to-date period also includes negative pretax corrections of 2001 PBR plan results of $1.3 million recorded in the nine-month period ended September 30, 2002.

Gas distribution operating and maintenance expense. Gas distribution operating expense for the three- and nine-month periods ended September 30, 2002, was $46.8 million and $137.5 million, respectively, compared to $39.1 million and $122.5 million, respectively, for the same periods in 2001. The quarterly increase was related to the negative effects of reduced pension credits ($3.8 million), increased liabilities for legal settlements ($3.6 million) and costs related to the PBR plan and other investigations in 2002 ($2.8 million). The year-to-date increase reflects smaller pension credits ($11.4 million), increased liabilities for legal settlements ($3.5 million), the investigation costs ($2.8 million) and increased retiree health care costs ($2.4 million).




Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

Mercury-related costs (recoveries). In the third quarter, Nicor Gas reached an agreement with an insurer wherein the company recovered approximately $20 million of mercury-related costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost and estimated costs of litigation. Year-to-date operating income for 2001 also reflected $2.4 million in mercury-related recoveries.

Shipping operating expenses. Shipping segment operating expenses rose for the 2002 quarter and year-to-date periods compared to a year ago due primarily to higher operating and maintenance expenses related to increased volumes shipped as a result of recent acquisitions. For the quarter, increased costs related to the higher volumes included higher transportation expenses ($4.1 million), increased wage and benefit costs ($2.5 million) and greater leased equipment costs ($1.7 million). Increased costs in the year-to-date period included higher transportation costs ($8.2 million), greater leased equipment costs ($4.3 million), increased vessel charter expenses ($2.8 million) and higher wage and benefit costs ($2.7 million).

All other operating expenses. The increase in all other operating expenses was associated largely with the addition of new customers and products at Nicor Services.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $149.9 million to $266.2 million for the nine months ended September 30, 2002, due primarily to changes in working capital items in the gas distribution segment. Working capital can increase or decrease significantly due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

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

In April 2002, Tropical Shipping, a subsidiary of Nicor, purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, thereby expanding its network of Caribbean and South American destinations. The acquisition is expected to increase Tropical Shipping's annual volumes by approximately 10 to 15 percent.

Financing activities. Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. The company had line of credit agreements with four banks at September 30, 2002. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $334 million through March 31, 2003 and $259 million through




Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

September 30, 2003. At September 30, 2002 the company had $190 million of commercial paper borrowings outstanding. The company expects to enter into an additional line of credit agreement in the next few weeks which will allow for an additional $75 million of borrowings.

Because of uncertainties pertaining to the energy industry in general and to the company, as described in Contingencies beginning on page 12, the rating agencies have put Nicor and Nicor Gas' long-term debt ratings under review for possible downgrade or on credit watch with negative implications. Moody's Investors Service has also put the company's commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas' long-term debt to AA from AA+ and lowered its rating on Nicor Inc.'s short-term debt to F-1 from F-1+. Nicor Gas' F-1+ short-term debt rating was unchanged. While ratings on the company's debt remain among the highest in the utility industry, lower ratings could cause higher interest costs.

Under the company's short-term committed lines of credit agreements, if Nicor's ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company.

Nicor Gas is currently unable to issue First Mortgage Bonds under its July 2001 shelf registration filing. However, Nicor believes it will continue to be able to access sufficient capital resources to fund its capital expenditures and other cash requirements through other sources of financing available to the company, should it be required. Nicor is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. Nicor's debt agreements do not include ratings triggers or material adverse change provisions.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes.

Under an existing common stock repurchase program, Nicor purchased and retired 24,500 common shares during the third quarter of 2002 at an aggregate cost of $1.1 million. For the nine-month period, Nicor purchased 413,500 common shares at an aggregate cost of $18.0 million. Purchases may be made from time to time through open market transactions and to the extent cash flow is available after other investment opportunities.

Nicor Inc. currently has no contractual or regulatory restrictions on the payment of dividends. On May 1, August 1, and November 1, 2002, Nicor paid quarterly dividends on common stock of 46 cents per share.

FACTORS AFFECTING BUSINESS

Contingencies. Future operating results could be materially impacted by contingencies discussed under the heading Contingencies beginning on page 12, which is hereby incorporated by reference.

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




Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

The selection of accounting methods and the use of estimates affects Nicor's reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Accounting Policies footnote beginning on page 30 of Nicor's 2001 Annual Report on Form 10-K and on page 6 of this report. Management is also required to make significant estimates which are similarly described in the footnotes of both reports.

Although there are numerous areas in which Nicor management selects methods and makes estimates, it believes that those requiring among the most critical judgments involve derivative instruments, unbilled revenues, credit risk and loss contingencies, because those judgments are susceptible to material change and could materially impact Nicor's financial statements.

The rules for determining whether a contract meets the criteria for a derivative instrument, or whether a derivative qualifies for hedge accounting treatment, are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections and changes in management's assessment of the likelihood of future hedged transactions. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections. These determinations and changes in estimates may have a material impact on reported results.

Certain Nicor subsidiaries and affiliates estimate revenues for gas and electric deliveries not billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of factors which require management judgment, including projections of gas and electric costs, weather, and customer usage. These estimates are adjusted when actual billings occur, and changes in estimates can be material.

Nicor's subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments and energy-related trading contracts, with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor's estimates.

Nicor records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor and its subsidiaries and affiliates are involved in various legal proceedings and exposed to various loss contingencies. (See discussion of Contingencies, beginning on page 12). These loss contingencies are often resolved in stages over long time periods, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its estimates.

Net periodic benefit credit related to pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Five percent of Nicor's quarterly and year-to-date 2002 net income was related to net periodic benefit credits compared to 11 percent in 2001. For valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company's annual pension expense or credit. Since October 1, 2001, the pension plan has experienced negative investment returns, consistent with market conditions. The current actuarial valuation is in progress and Nicor Gas expects that the October 1, 2002 asset values, along with changes in actuarial assumptions, will lead to a materially lower pension credit, reducing operating income (after capitalization) in 2003 by at least $8 million. As of the date of this filing, the company believes its




Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

pension plans are adequately funded. Market performance could impact future company contributions but should not impact participant benefits.

Other operating expenses. Health care costs have been rising and Nicor expects significant additional increases in 2003. In addition, Nicor Gas now expects bad debt expense to be higher in 2002 than in 2001 due to a number of factors including current economic conditions. Nicor is also experiencing, and expects to continue to experience in the near future, higher insurance costs due to a tightening insurance market and company loss experience. These cost increases, either collectively or individually, could materially reduce Nicor's future results of operations.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas, electricity and fuel commodity prices and interest rates. It is Nicor's practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate. This section updates the Commodity Price Risk and Counterparty Credit Risk sections of the market risk disclosure in Nicor's latest Annual Report on Form 10-K.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, and duration, and in some cases value at risk (VaR). VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company's risk management committee has established exposure limits at such a level that adverse results are not expected to have a material adverse effect on the results of operations or the financial condition of the company. The company's policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

In accordance with SEC disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore also relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on the company's unhedged positions at September 30, 2002, a 10 percent decrease in natural gas prices at September 30, 2002 would have decreased Nicor's earnings by about $.4 million. In addition, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin.

Nicor's regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, Nicor Gas' PBR plan for natural gas costs creates some exposure to commodity price risk. The company's exposure to this market risk is partially mitigated because the PBR plan compares actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. On October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003. Other risks related to the PBR plan are described in the Contingencies
- Performance-Based Rate Plan section beginning on page 12.



Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

In 2002, Nicor Services began offering Nicor Gas customers a 12-month fixed-price alternative to payment of their monthly utility bills regardless of natural gas prices or weather. The commodity risk of this product is partially hedged using swap agreements. Management also believes it has taken appropriate steps to manage other risks of loss associated with this product.

Nicor's other energy businesses are subject to natural gas and electricity commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk.

Counterparty credit risk. The company is also exposed to credit risk in the event a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor in some instances uses, and is entering into additional, master netting arrangements to mitigate counterparty credit risk.

In late 2001, Enron North America Corporation (Enron), an energy trading company, filed for bankruptcy protection. At the date of Enron's bankruptcy, Nicor's receivable from Enron was about $5 million and its payable to Enron was about $9 million. Nicor has filed its appropriate Proof of Claims with the U.S. Bankruptcy Court. There have not been any subsequent settlements related to the amounts outstanding with Enron at the time of the bankruptcy filing. Nicor believes that it has the right to set off receivables against amounts owed to the Enron companies.

Energy trading activities. At September 30, 2002, Nicor Enerchange, Nicor's wholesale natural gas marketing business, had contracts outstanding with the following fair values (in millions):

                                                      Maturity
                                             ---------------------------
                                  Total      Less than   1 to 3   3 to 5
Source of Fair Value           Fair Value     1 Year     Years    Years
-----------------------------  -----------   ---------  -------   ------

Prices actively quoted               $  .5       $  .5    $   -    $   -
Prices based on pricing models         5.5          .9      3.8       .8
                                ----------    --------  -------   ------
Total                                $ 6.0       $ 1.4    $ 3.8    $  .8
                                ==========    ========  =======   ======

The above fair values exclude $40.0 million attributable to natural gas inventory (net of borrowed gas) which is valued at quoted spot market prices.

OTHER

The company sponsors defined contribution plans covering essentially all domestic employees. Under the plans, employees may elect to make contributions that are partially matched by the company. In addition, substantially all Nicor Gas employees hired after 1997 receive a separate company contribution to this plan. These plans involve risk for the participants, who direct their contributions and company contributions into various investment options, including numerous mutual funds, a stable value fund and a Nicor stock fund.



Nicor Inc.                                                              Page 29
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)(continued)

OUTLOOK

Management currently estimates 2002 diluted earnings per common share to be in the range of $2.65 to $2.80. These estimates do not consider any pending adjustments or restatements and assume normal weather for the rest of the year, no further mercury-related charges or credits, no income or negative charges related to the PBR plan and no additional negative charges related to Nicor Energy. See also Forward-Looking Information disclaimer below.

FORWARD-LOOKING INFORMATION

Although management believes its statements about the earnings expectations of Nicor, the expected results of financial restatements and other adjustments, and other forwarding-looking statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of accounting reviews and the resolution of those issues, including the direct or indirect effects of a restatement and re-audit of financial statements and ICC review of the Nicor Gas PBR plan. Other factors that could cause materially different results include, but are not limited to, PBR plan review, the legal contingencies and other matters referred to in the Contingencies section beginning on page 12, weather conditions, natural gas and electricity prices, interest rates, borrowing needs, credit conditions, economic and market conditions, health care costs, insurance costs, energy conservation, legislative and regulatory actions, asset sales, any future mercury-related charges or credits, and any additional adjustments related to Nicor Energy. These forward-looking statements speak only as of the date of this filing, and the company assumes no obligation to update any forward-looking statements.


Nicor Inc.                                                              Page 30
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                              Three months ended      Nine months ended
                                 September 30           September 30
                              ------------------    --------------------
                                2002      2001         2002      2001
                              --------  --------    ---------  ---------
Operating revenues (millions):
   Sales
    Residential                $ 100.8   $  93.5      $ 620.1  $ 1,258.0
    Commercial                    20.3      13.7        120.1      235.6
    Industrial                     2.1       1.8         19.7       35.8
                              --------  --------    ---------  ---------
                                 123.2     109.0        759.9    1,529.4
                              --------  --------    ---------  ---------
   Transportation
    Residential                    4.0       1.8         10.0        6.7
    Commercial                    12.2      12.1         53.9       54.5
    Industrial                    13.7      12.8         35.8       35.8
    Other                          1.0        .7          5.5        6.7
                              --------  --------    ---------  ---------
                                  30.9      27.4        105.2      103.7
                              --------  --------    ---------  ---------

   Other revenues
    Revenue taxes                  9.1       7.9         66.0       95.0
    Environmental cost recovery    1.7       1.2         17.1       14.3
    Performance-based rate plan      -       3.3         (1.3)       7.5
    Chicago Hub                    3.5       3.4          9.6        9.0
    Weather protection              .7         -          1.3          -
    Other                          3.5       4.1         11.6       17.5
                              --------  --------    ---------  ---------
                                  18.5      19.9        104.3      143.3
                              --------  --------    ---------  ---------
                               $ 172.6   $ 156.3      $ 969.4  $ 1,776.4
                              ========  ========    =========  =========

Deliveries (Bcf):
   Sales
    Residential                   13.2      14.8        139.0      140.6
    Commercial                     3.0       2.6         26.7       26.9
    Industrial                      .3        .4          4.8        4.3
                              --------  --------    ---------  ---------
                                  16.5      17.8        170.5      171.8
                              --------  --------    ---------  ---------
   Transportation
    Residential                    1.1        .5          5.6        4.2
    Commercial                     8.9       8.6         68.4       61.3
    Industrial                    42.6      32.3        116.6      103.5
                              --------  --------    ---------  ---------
                                  52.6      41.4        190.6      169.0
                              --------  --------    ---------  ---------
                                  69.1      59.2        361.1      340.8
                              ========  ========    =========  =========

Customers at end of period (thousands):
   Sales
    Residential                1,701.5   1,748.0
    Commercial                   105.0      98.2
    Industrial                     6.7       6.4
                              --------  --------
                               1,813.2   1,852.6
                              --------  --------
   Transportation
    Residential                  135.2      59.7
    Commercial                    63.6      67.5
    Industrial                     6.8       7.2
                              --------  --------
                                 205.6     134.4
                              --------  --------
                               2,018.8   1,987.0
                              ========  ========

Other statistics:
   Degree days                      33        85        3,530      3,724
   Average gas cost per
     Mcf sold                   $ 3.93    $ 2.83       $ 3.08     $ 7.56



Nicor Inc.                                                              Page 31
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (concluded)

SHIPPING STATISTICS

                                 Three months ended    Nine months ended
                                    September 30          September 30
                                 ------------------    -------------------
                                   2002      2001         2002      2001
                                 --------  --------    ---------  --------

TEUs shipped (thousands):
   Southbound                        33.6      27.9         98.9      87.4
   Northbound                         4.5       4.7         13.9      13.8
   Interisland                        5.8       1.6         13.9       4.6
                                 --------  --------    ---------  --------
                                     43.9      34.2        126.7     105.8
                                 ========  ========    =========  ========

Other statistics:
   Revenue per TEU                $ 1,515   $ 1,539      $ 1,511   $ 1,564
   Ports served                        24        22
   Vessels operated                    17        16










Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk beginning on page 27, which is incorporated herein by reference.

Item 4.        Control and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Nicor completed its evaluation, under the supervision and with the participation of the company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities and Exchange Commission Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 12, which is incorporated herein by reference.

Item 5. Other Information

Because of the inability of the company's independent public accountant to complete its review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X (see Item 1), the company's Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 6. Exhibits and Reports on Form 8-K

   (a)      See Exhibit Index on page 36 filed herewith.

   (b) On August 14, 2002, the company filed a Form 8-K including CEO/CFO certifications(SEC 4-460).



Nicor Inc.                                                              Page 33
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Nicor Inc.



Date   November 11, 2002            By /s/ KATHLEEN L. HALLORAN
    --------------------               ------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration




































Nicor Inc.                                                              Page 34
-------------------------------------------------------------------------------
                                  Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of
Nicor Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q of Nicor Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date  November 11, 2002         /s/ THOMAS L.FISHER
         -----------------         -------------------
                                   Thomas L. Fisher
                                   Chairman and Chief Executive Officer




Nicor Inc.                                                              Page 35
-------------------------------------------------------------------------------
                                  Certification

I, Kathleen L. Halloran, Executive Vice President Finance and
Administration of Nicor Inc., certify that:

1) I have reviewed this quarterly report on Form 10-Q of Nicor Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date November 11, 2002           /s/ KATHLEEN L. HALLORAN
        -----------------           ------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration



Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

Exhibit Index

  Exhibit
  Number             Description of Document
  -------  ----------------------------------------------------
   10.01   Second Amendment and Restatement to Nicor Salary
           Deferral Plan.