Form 10-K/A
period 2001-12-31
NICOR INC
filed 2003-03-10
CIK 72020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number
1-7297	Nicor Inc. (An Illinois Corporation) 1844 Ferry Road Naperville, Illinois 60563-9600 (630) 305-9500	36-2855175

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share,	New York Stock Exchange
including Preference Stock purchase rights	Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2003, 44,013,536 common shares were outstanding. The aggregate market value of voting securities held by non-affiliates of the registrant was approximately $1.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2002 Annual Meeting Definitive Proxy Statement, dated March 8, 2002, are incorporated by reference into Part III.

Nicor Inc.	Page i

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.	Page 1

INTRODUCTORY NOTE

This amendment to Nicor Inc.’s (Nicor) Annual Report on Form 10-K initially filed with the Securities and Exchange Commission on March 8, 2002, is being filed to reflect the restatement of Nicor Inc.’s consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements-Gas distribution segment results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor. These adjustments reduced 2001 and 2000 net income by $19.7 million and $9.7 million, respectively.

In addition, Nicor has recorded adjustments to correct other miscellaneous accounting errors unrelated to the gas purchase errors discussed above. These miscellaneous adjustments reduced net income in 2001, 2000 and 1999 by $1.9 million, $1.2 million and $8.1 million, respectively.

Finally, Nicor increased beginning 1999 retained earnings by $17.1 million to reflect certain tax-related interest benefits originally recorded in 1999 and to reduce previously accrued costs associated with ongoing obligations of former operations.

•	Reclassifications-The accompanying financial statements and unaudited interim financial information have been reclassified to conform to the presentation by Nicor in the third quarter of 2002. In addition, Nicor changed its income statement presentation of revenues and expenses from its energy trading activities, of the cost of gas used to operate company equipment and facilities, and various other items. Reclassifications had no impact on annual net income for 2001, 2000 or 1999.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements-Reclassifications and-Restatement sections beginning on page 33.

Caution Concerning Forward-Looking Statements

This document includes certain forward-looking statements about the expectations of Nicor Inc. and its subsidiaries. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and electricity prices; fair value accounting adjustments; healthcare costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; additional adjustments related to Nicor’s retail energy marketing joint venture; asset sales and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Inc.	Page 2

PART I

Item 3.    Legal Proceedings

See Management’s Discussion and Analysis – Contingencies beginning on page 20 and the Notes to the Consolidated Financial Statements - Contingencies beginning on page 53, which are incorporated herein by reference.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At January 31, 2003, there were approximately 26,000 common stockholders of record.

Quarter	Stock price		Dividends Declared
	High	Low
2002
First	$46.20	$39.55	$ .46
Second	49.00	44.99	.46
Third	47.83	18.09	.46
Fourth	35.39	24.25	.46

2001
First	$42.38	$35.12	$ .44
Second	39.90	35.95	.44
Third	39.74	34.00	.44
Fourth	42.00	37.52	.44

2000
First	$36.38	$29.38	$ .415
Second	37.50	32.06	.415
Third	40.06	32.13	.415
Fourth	43.88	32.19	.415

During the quarter ended June 30, 2001, the company sold 28,868 shares of its common stock to one individual in connection with the purchase of the assets and assumption of the liabilities of a heating and air conditioning business owned by that individual. The shares were sold without registration under the Securities Act of 1933 pursuant to an exemption under Rule 506 of Regulation D under the Securities Act of 1933. The issuance was effected without general solicitation or advertising, and the purchaser was an accredited or sophisticated investor with access to information regarding Nicor, its business, and its common stock.

Nicor Inc.	Page 3

Item 6.    Selected Financial Data

(in millions, except per share data)

	Year ended December 31 (As Restated(1))
	2001	2000	1999	1998(2)	1997(2)
Operating revenues	$2,366.3	$2,159.3	$1,570.5	$1,464.0	$1,992.6
Operating income	$219.2	$85.6	$212.6	$208.6	$229.8
Net income	$122.1	$35.8	$116.3	$124.4	$127.9
Earnings per common share
Basic	$2.70	$.77	$2.46	$2.59	$2.62
Diluted	2.69	.77	2.45	2.58	2.61
Dividends declared per common share	$1.76	$1.66	$1.56	$1.48	$1.40
Property, plant and equipment
Gross	$3,733.0	$3,588.9	$3,493.5	$3,379.8	$3,267.7
Net	1,768.6	1,740.9	1,745.0	1,731.8	1,735.8
Total assets	$2,607.2	$2,930.6	$2,496.4	$2,364.6	$2,394.6
Capitalization
Long-term debt, net of current maturities	$446.4	$347.1	$436.1	$557.3	$550.2
Redeemable preferred stock	6.1	6.4	6.3	6.3	6.4
Common equity	704.2	705.2	796.1	776.2	753.2

	$1,156.7	$1,058.7	$1,238.5	$1,339.8	$1,309.8

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 33.

(2)	Amounts presented reflect adjustments as discussed in the Notes to the Consolidated Financial Statements - Restatement on page 36. In addition, as a result of a reclassification, operating revenues and operating expenses for 1998 were both reduced by $1.1 million with no impact on operating income or overall results of operations.

Nicor Inc.	Page 4

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The purpose of this financial review is to explain changes in Nicor’s operating results and financial condition from 1999 to 2001 and to discuss business trends and uncertainties that might affect Nicor. Certain terms used herein are defined in the glossary on page i.

The company has restated its financial statements for 2001, 2000 and 1999. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies—Performance-Based Rate Plan beginning on page 20 and the Notes to the Consolidated Financial Statements—Reclassifications beginning on page 33,—Restatement beginning on page 36 and—Contingencies—Performance-Based Rate Plan beginning on page 53.

SUMMARY

Nicor’s two major subsidiaries, Nicor Gas and Tropical Shipping, operate in two business segments—gas distribution and shipping. All of Nicor’s other business operating segments are combined and presented as “Other Energy Ventures.” The gas distribution segment represents the majority of consolidated operating income and assets.

Net income and diluted earnings per common share are presented below:

	2001	2000	1999
Net income (millions)	$122.1	$35.8	$116.3
Diluted earnings per share	2.69	.77	2.45

Nicor’s net income and earnings per share changed dramatically in the year ended December 31, 2000 due mainly to one significant item. An unusual charge of $148 million was recorded as operating expense in 2000 to record a reserve related to Nicor Gas’ mercury inspection and repair program. A $9 million reduction in the reserve was recorded in 2001 and reduced operating expense in that year. Operating expense was also reduced by partial recoveries from insurers and contractors in 2001. For details of Nicor Gas’ mercury inspection and repair program, see the Notes to the Consolidated Financial Statements—Contingencies—Mercury Program beginning on page 57. Excluding these unusual mercury-related impacts, Nicor’s diluted earnings per share and net income were $2.53 and $114.7 million, respectively, in 2001 and $2.71 and $125.5 million, respectively, in 2000.

Excluding the mercury-related impacts, operating income for 2001 declined at both major business segments and remained essentially unchanged at Nicor’s other energy ventures. Nonoperating results for 2001 reflected increased interest income from higher short-term investment balances and lower interest expense due to lower interest rates. Net income, excluding mercury-related impacts, for 2000 compared with 1999 increased by $9.2 million as improved operating results in both major business segments and Nicor’s other energy ventures were partially offset by lower nonoperating results in 2000.

Per share results in both 2001 and 2000 benefited from the company’s common stock repurchase programs.

Nicor Inc.	Page 5

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Operating income. Operating income (loss) by business segment is presented below (in millions):

	2001	2000	1999
Gas distribution	$194.4	$55.7	$188.2
Shipping	19.1	26.2	22.5
Other energy ventures	6.8	6.7	5.4
Corporate and eliminations	(1.1)	(3.0)	(3.5)

	$219.2	$85.6	$212.6

The following summarizes operating income comparisons by business segment:

•

Gas distribution operating income increased significantly in 2001 when compared to the prior year. However, excluding the effect of the unusual mercury-related impacts, gas distribution operating income decreased from $203.7 million in 2000 to $182.2 million in 2001. Operating results for 2001 reflect increased contributions from the Chicago Hub ($6.9 million), which provides gas supply-related services, and increased pension credits ($3.6 million). These improvements were more than offset by the impact of greater losses from the performance-based rate (PBR) plan ($11.6 million), reduced deliveries ($8.2 million), certain increased operating expenses related to higher average natural gas prices ($6.1 million) and increased depreciation ($3.4 million).

In 2000, gas distribution operating income, excluding the effect of the unusual mercury-related charge, was $15.5 million higher than in 1999. Results for 2000 reflect the positive impacts of higher gas deliveries ($12.9 million), income relating to a large construction project ($3.3 million) and increased income from power-generation services ($2.0 million), which were partially offset by increased operating and maintenance expenses ($6.3 million) and a $3.2 million loss from the initial year of the PBR plan.

•

A slowdown in the U.S. and Caribbean economies resulted in a decrease in shipping operating income of $7.1 million in 2001. The negative impact of lower volumes shipped ($23.9 million) in 2001 more than offset the positive effects of slightly higher average rates ($8.2 million), due primarily to a change in product and route mix, and lower operating and maintenance expenses ($7.7 million). Shipping operating income was $3.7 million higher in 2000 than in 1999. The improvement in 2000 was primarily a result of increased volumes shipped ($13.7 million) and modest average rate improvements ($2.4 million) due to strong economic conditions in the Caribbean region and growth in tourism, partially offset by increased volume-related expenses ($12.3 million) in 2000 compared to 1999.

•

Operating income from Nicor’s other energy ventures was essentially unchanged in 2001. Improved 2001 operating results from Nicor Services, a retail energy-related products and services business, and increased operating income relating to energy system development contracts, were more than offset by a decline in operating income from a small venture that had a large one-time project in 2000. Operating income from other energy ventures increased $1.3 million to $6.7 million in 2000 compared to 1999 due to the one-time project and better results from Nicor’s retail energy-related products and services business.

Nicor Inc.	Page 6

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Equity investment income (loss).    Equity investment income (loss) was $.4 million in 2001, $1.0 million in 2000 and $(.6) million in 1999. Lower results in 2001 reflect a decrease in investment income from Nicor Energy, Nicor’s retail energy marketing joint venture ($.7 million). The increase in 2000 compared to 1999 related primarily to a $1.1 million improvement in results from equity investments in a cargo container leasing business.

Other income (expense).    Other income was $7.6 million in 2001, up $2.7 million from 2000, due primarily to increased interest income ($2.3 million) from larger short-term investment balances. Other income for 2000 was $4.9 million, down from $9.0 million in 1999, which included a favorable interest adjustment related to tax settlements ($2.1 million) and a gain from unwinding an interest rate hedge ($2.1 million).

Interest expense.    Interest expense decreased in 2001 due primarily to the positive effect of lower interest rates. Interest expense increased in 2000 compared with 1999 due to the impact of increased average borrowing levels. Increased gas procurement costs and costs associated with the mercury program contributed to the higher borrowing levels in 2000.

Income taxes.    The 17 percent effective income tax rate for 2000 varied from its historical level of about 35 percent due to much lower pretax income related to the unusual mercury charge at Nicor Gas. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s results of operations.

Operating revenues.    Operating revenues by business segment are presented below (in millions):

	2001	2000	1999
Gas distribution	$2,090.8	$1,880.3	$1,326.0
Shipping	230.3	248.3	229.9
Other energy ventures	43.7	30.7	14.6
Corporate and eliminations	1.5	-	-

	$2,366.3	$2,159.3	$1,570.5

The increase in 2001 gas distribution revenues from 2000 was due primarily to significantly higher average natural gas costs and related revenue taxes, which are both passed directly through to customers without markup. The revenue effect of the higher average natural gas costs in 2001 compared to 2000 is approximately $300 million. Partially offsetting the effect of higher average 2001 gas costs were the estimated effects of lower deliveries ($134 million) due to warmer weather, energy conservation and economic conditions. The decline in shipping revenues in 2001 reflects the effect of lower volumes ($23.9 million) compared to the prior year. Reduced volumes were due to a slowdown in the economy, which resulted in lower construction and tourist-related shipments in the Caribbean region. The increase in revenues for other energy ventures was due primarily to increased activity at Nicor’s energy system development business ($7.7 million) and new customers and products at Nicor Services ($5.7 million).

Nicor Inc.	Page 7

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Partially offsetting these increases was the decline in activity at a small venture ($7.9 million) that had a large one-time project in 2000.

Gas distribution revenues increased over 40 percent in 2000 compared to 1999, reflecting the estimated effects of significantly higher average natural gas costs ($490 million) and related revenue taxes, and increased deliveries ($85 million) resulting from colder weather. Shipping revenues rose by $18.4 million, or 8 percent, in 2000 due primarily to the impact of higher volumes shipped ($13.7 million) and slightly higher average rates ($2.4 million). The 2000 increase in other energy venture revenues was due primarily to increased activity at a small venture ($9.1 million) relating to a large one-time project.

Gas distribution margin.    Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, was $504.3 million in 2001 compared to $510.3 million in 2000. Gas distribution margin increased $19.9 million in 2000 from $490.4 million in 1999. Positively affecting the 2001 margin were greater customer finance charges ($7.1 million) and larger contributions from the Chicago Hub ($6.9 million). Lower customer demand ($12.4 million) and increased PBR plan losses ($11.6 million) negatively impacted results in 2001. Reduced customer demand for natural gas in 2001 resulted from warmer weather, energy conservation and economic conditions. The negative impact of warmer weather in 2001 versus 2000 ($5.1 million) was partially offset by benefits from the company’s weather hedge ($4.2 million). Improvements in 2000 compared with 1999 reflect increased customer demand ($12.9 million), due primarily to colder weather, income relating to a large construction project ($3.3 million) and increased revenues from power-generation facilities ($2.0 million). These positive factors were partially offset by a $3.2 million loss relating to the initial year of the PBR plan. There were no benefits paid to the company relating to the company’s weather protection in 2000, which was the first year such protection was purchased.

Gas distribution operating and maintenance expense.    Gas distribution operating and maintenance expense was $177.1 million in 2001, up $10.7 million from 2000. The increase in 2001 was due largely to increased bad debt expense ($6.7 million) and higher natural gas costs to operate company equipment and facilities ($4.8 million) resulting from higher natural gas prices. Partially offsetting these increases were higher pension credits ($3.7 million) in 2001 compared to 2000.

Gas distribution operating and maintenance expense for 2000 was $166.4 million, up from $160.1 million in 1999. Factors contributing to the increase in 2000 were higher bad debt expense ($4.9 million), increased company-use gas costs ($3.6 million) and $2.7 million in weather protection costs in 2000. Gas distribution operating and maintenance expense for 1999 also includes two nearly offsetting adjustments to correct cumulative computation errors. The first adjustment increased operating expenses related to pension credits ($5.3 million) and the second adjustment capitalized additional construction-related vehicle expenses ($6.7 million).

The higher bad debt expense and company-use gas cost in both 2001 and 2000 were due primarily to unusually high natural gas prices in the fourth quarter of 2000 and the first quarter of 2001. Gas distribution operating and maintenance expense included pension credits of $23.3 million, $19.6 million and $8.5 million in 2001, 2000 and 1999, respectively.

Gas distribution mercury-related costs (recoveries).    Mercury-related costs (recoveries) reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Additional information about this program is presented in the Notes to the Consolidated Financial Statements—Contingencies—Mercury Program beginning on page 57.

Nicor Inc.	Page 8

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Gas distribution property sale (gains) losses.    Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings.

Shipping operating expenses.    Shipping operating expenses decreased $10.9 million in 2001 to $211.2 million due primarily to lower volumes shipped. Decreased volume-related expenses included lower port costs ($3.7 million), lower fuel costs ($1.9 million), and decreased wages and benefit expenses ($2.1 million). Shipping operating expenses for 2000 were $222.1 million, up from $207.4 million in 1999 due largely to higher volume-related expenses including higher fuel costs ($4.8 million), increased inland transportation costs ($3.4 million), higher ocean freight costs ($2.0 million) and higher wage and benefit expenses ($1.9 million).

All other operating expenses.    The increase in all other operating expenses in 2001 compared to 2000 was associated largely with increased activity at Nicor’s energy system development business ($7.4 million). The increase in 2000 compared to 1999 related primarily to increased expenses ($5.4 million) at a small venture that had a large one-time construction project. Also contributing to the increase in 2000 was the absence of a $3.8 million gain from the sale of a software package in 1999, which reduced operating expenses in 1999.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows.    Net cash flow provided from operating activities was $491.3 million, $233.0 million and $213.4 million in 2001, 2000 and 1999, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. Operating cash flows increased significantly in 2001 due primarily to changes in accounts receivable and accounts payable balances associated with natural gas price volatility. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures.    Capital expenditures by business segment are presented below (in millions):

	2002	2001	2000	1999
Gas distribution	$170	$149.8	$124.6	$127.4
Shipping	20	34.8	33.8	26.0
Other energy ventures	3	1.1	-	.6

	$193	$185.7	$158.4	$154.0

Gas distribution capital expenditures were higher in 2001 than in 2000 and 1999 due primarily to increased information technology projects and improvements to the company’s operating system. The increase in 2002 capital expenditures is related primarily to the addition of a compressor at a gas storage facility and higher capitalized employee benefit costs.

Nicor Inc.	Page 9

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Shipping segment capital expenditures increased in 2001 and 2000 over the 1999 level due primarily to the construction of two vessels. Expenditures for information technology also contributed to the increase in both periods. Expenditures were lower in 2002 because vessel construction was completed.

Other investments. Nicor invested $10 million, $10 million and $12 million in 2001, 2000 and 1999, respectively, in a cargo container leasing business and invested another $10 million in 2002. Nicor’s equity investment in this business at December 31, 2001 was $57.8 million.

At December 31, 2001, Nicor had $22.6 million of short-term notes at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes covered a portion of the initial costs of construction of a pipeline. Nicor’s equity investment in this business at December 31, 2001 was $.9 million. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the outstanding short-term loans. Nicor’s May 2002 contribution for its share of equity was $16.5 million. Additional information about the Horizon Pipeline is presented on page 17.

At December 31, 2001, Nicor also had $8.6 million of short-term notes receivable at market interest rates due from Nicor Energy. Nicor’s 50-percent equity investment in this business at December 31, 2001 was $.1 million. At September 30, 2002, Nicor’s investment in Nicor Energy was written down to zero due to the likelihood that Nicor ultimately will not recover its investment balance. Additional information about transactions with Nicor Energy is described within the Nicor Energy section of Notes to the Consolidated Financial Statements - Contingencies beginning on page 54.

In October 2001, Tropical Shipping acquired the container assets of Kent Line International for cash. With this acquisition, Tropical Shipping began offering Canadian customers an all-water service from New Brunswick, Canada, to Tropical Shipping’s network of Caribbean destinations and Florida. In April 2002, Tropical Shipping also purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, expanding its network of Caribbean and South American destinations. These acquisitions are expected to increase Tropical Shipping’s annual volumes by approximately 10 to 20 percent.

Financing activities. As of the filing date of this amended report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements - Contingencies beginning on page 53, the rating agencies put Nicor and Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put both companies’ commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+ and lowered its rating on Nicor Inc.’s short-term debt to F1 from F1+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs. Nicor’s financial statistics at December 31 include:

	2001	2000	1999
Long-term debt, net of current maturities, as a percent of capitalization	38.6%	32.8%	35.4%
Times interest earned, before income taxes	4.8	1.9	5.0

Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.

Nicor Inc.	Page 10

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Long-term debt. At December 31, 2001, Nicor Gas had $225 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing. Nicor is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions. Net proceeds from securities issued are typically used for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2006 at 5.55%, $75 million due in 2008 at 5.875%, $75 million due in 2011 at 6.625%, and $50 million due in 2016 at 7.2%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, $50 million due in 2021 at 8.875%, and $50 million due in 2025 at 7.26%. During 2001, Nicor Gas also retired $50 million of variable-rate unsecured notes. As a result of these activities, Nicor’s weighted average interest rate for long-term debt at December 31, 2001 was 6.3% compared with 6.8% at December 31, 2000.

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

Short-term debt. Nicor and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At December 31, 2001, these agreements, which served as backup for the issuance of commercial paper, totaled $475 million and had no debt covenants. Nicor had $277 million and $442 million of commercial paper outstanding at year-end 2001 and 2000, respectively.

At December 31, 2002, the company had line of credit agreements with five major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $409 million through March 31, 2003 and $334 million thereafter through September 30, 2003. At December 31, 2002 the company had $315 million of commercial paper borrowings outstanding. Under the company’s 2002/2003 short-term line of credit agreements, if Nicor’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

Nicor Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Common stock. In 2001, Nicor completed a $50 million common stock repurchase program initiated in the third quarter of 2000 and announced a new $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. The company purchased and retired 1.1 million, 1.4 million and .6 million common shares in 2001, 2000 and 1999, respectively, at a cost of $42 million, $50 million and $23 million, respectively. At December 31, 2001, approximately $40 million remained authorized for the repurchase of common stock under the existing program. Subsequent to December 31, 2001 Nicor purchased .4 million shares at an aggregate cost of $18.0 million. Since January 1990, the company has repurchased over one-quarter of its outstanding stock.

Nicor increased its quarterly common stock dividend rate during 2001 by 6 percent, which was the fourteenth consecutive annual increase. The company paid dividends on its common stock of $78.5 million, $75.7 million and $72.9 million in 2001, 2000 and 1999, respectively. In 2002, Nicor increased its common stock dividend rate by 4.5 percent. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Commitments. For a summary of Nicor’s contractual obligations refer to the Notes to the Consolidated Financial Statements—Contractual Obligations beginning on page 52. In addition to its contractual obligations, Nicor could be required to provide funding on behalf of related parties under guarantee arrangements if certain contingent events occur. These guarantees are described in the Notes to the Consolidated Financial Statements—Related Party Transactions on page 52 and—Contingencies—Nicor Energy beginning on page 54.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor’s businesses.

Critical accounting policies and estimates. Nicor prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly require Nicor management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The selection of accounting methods and the use of estimates affect Nicor’s reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Notes to the Consolidated Financial Statements—Accounting Policies beginning on page 31. Management is also required to make significant estimates, which are similarly described in the footnotes.

Although there are numerous areas in which Nicor management makes significant estimates or judgments, it believes its critical estimates or judgments involve derivative instruments, unbilled revenues, credit risk and loss contingencies because they are susceptible to material change and could materially impact Nicor’s financial statements.

Nicor Inc.	Page 12

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The rules for determining whether a contract meets the criteria for a derivative instrument, or whether a derivative qualifies for hedge accounting treatment, are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections and changes in management’s assessment of the likelihood of future hedged transactions. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections. These determinations and changes in estimates may have a material impact on reported results.

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

Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments and energy-related trading contracts, with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor’s estimates.

Nicor records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor and its subsidiaries and affiliates are involved in various legal proceedings and exposed to various loss contingencies (see discussion in Contingencies beginning on page 20 and the Notes to the Consolidated Financial Statements—Contingencies, beginning on page 53). These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency described in Contingencies—Performance-Based Rate Plan beginning on page 20 and in the Notes to the Consolidated Financial Statements—Contingencies—Performance-Based Rate Plan beginning on page 53.

Gas distribution.    Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region’s economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Weather.    Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. In 2000, Nicor Gas began purchasing earnings protection against the impact of significantly warmer weather. This protection has continued since 2000, but to partially offset the cost Nicor Gas agreed to pay its counterparty if weather is colder than an approximate normal. Nicor estimates that, excluding weather protection, every 100-degree-day variation in weather has an impact on earnings per share of approximately 2-½ cents.

Nicor Inc.	Page 13

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas’ large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas’ growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

Changes in the price of natural gas have no direct impact on Nicor Gas’ margin since gas costs are passed directly through to customers without markup. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

Competition. Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company believes that it is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

Storage and supply. Nicor Gas has a direct connection to multiple interstate pipelines and extensive underground storage capacity that provides the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Customer choice of commodity supplier. In January 2002, Nicor Gas received final approval from the ICC to make its Customer Select® program available to all of its customers beginning in March 2002. Previously, the program was available to all industrial and commercial customers and about 15 percent of residential customers on a pilot basis. In the program’s first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increased bad debt expense in 2002, 2001 and 2000 that was higher than historical levels due primarily to significantly higher natural gas prices. See also the Credit Risk section on page 18.

Nicor Inc.	Page 14

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Net income related to net periodic benefit credits represented 12 percent, 33 percent and 4 percent of Nicor’s net income in 2001, 2000, and 1999, respectively. The 2000 percentage was significantly affected by Nicor’s lower net income in 2000, which resulted from the unusual mercury program charge. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company’s pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company’s 2002 operating income. The company’s pension credit included in operating income in 2002 is $9.2 million compared to $23.3 million in 2001. The October 1, 2002 actuarial valuation reflected even lower asset values which, along with changes in actuarial assumptions, will lead to a materially lower pension credit for 2003, reducing operating income by about $9 million. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions.

Nontraditional activities. Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage-related and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Contingencies—Performance-Based Rate Plan section beginning on page 20 and within the Notes to the Consolidated Financial Statements—Contingencies—Performance-Based Rate Plan beginning on page 53. In addition, Nicor Gas provides certain FERC-regulated storage and transportation services, and information concerning FERC regulating activities is discussed in the Notes to the Consolidated Financial Statement—Contingencies—Hub Services and Other FERC Matters on page 56.

Nicor Inc.	Page 15

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Gas Distribution Statistics

	2001	2000	1999
Operating revenues (millions)
Sales
Residential	$1,486.4	$1,353.9	$899.8
Commercial	274.6	236.0	172.3
Industrial	41.5	37.0	24.5

	1,802.5	1,626.9	1,096.6

Transportation
Residential	9.5	6.7	1.7
Commercial	75.0	78.9	70.3
Industrial	45.6	47.5	43.7
Other	7.5	6.2	4.2

	137.6	139.3	119.9

Other revenues
Revenue taxes	112.3	101.7	84.6
Environmental cost recovery	15.6	(4.0)	10.5
Performance-based rate plan	(14.8)	(3.2)	-
Chicago Hub	13.0	6.1	5.8
Other	24.6	13.5	8.6

	150.7	114.1	109.5

	$2,090.8	$1,880.3	$1,326.0

Deliveries (Bcf)
Sales
Residential	201.5	219.0	209.0
Commercial	37.2	38.4	39.8
Industrial	5.9	6.2	6.1

	244.6	263.6	254.9

Transportation
Residential	6.1	4.4	.9
Commercial	89.2	94.0	82.1
Industrial	135.3	163.9	170.2

	230.6	262.3	253.2

	475.2	525.9	508.1

Year-end customers (thousands)
Sales
Residential	1,766.5	1,746.3	1,753.0
Commercial	102.7	98.9	108.9
Industrial	6.7	6.6	7.4

	1,875.9	1,851.8	1,869.3

Transportation
Residential	58.1	52.8	16.2
Commercial	66.0	68.7	57.2
Industrial	7.1	7.4	6.6

	131.2	128.9	80.0

	2,007.1	1,980.7	1,949.3

Other statistics
Degree days	5,422	5,717	5,272
Average gas cost per Mcf sold	$6.00	$4.78	$2.92

Nicor Inc.	Page 16

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean region. Tropical Shipping has a reputation for providing quality, on-time delivery service — a reputation that has helped the company establish a leading position in most of the markets it serves. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region.

The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts and on cruise ships. The balance of Tropical Shipping’s cargo consists of northbound shipments of agricultural products and apparel, and interisland shipments.

Tropical Shipping’s financial results can be affected significantly by general economic conditions in the United States, the Caribbean region and Canada. Economic development in the Caribbean is expected to be supported by the 1999 Caribbean Basin Trade Partnership Act, which is intended to give Caribbean markets parity with those markets operating under the North American Free Trade Agreement (NAFTA) in terms of manufacturing and trade incentives.

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

In October 2001, Tropical Shipping acquired the container assets of Kent Line International for cash. With this acquisition, Tropical Shipping began offering Canadian customers an all-water service from New Brunswick, Canada, to Tropical Shipping’s network of Caribbean destinations and Florida. The acquisition has the potential to increase Tropical Shipping’s annual volumes by about 10 percent.

In April 2002, Tropical Shipping also purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, expanding its network of Caribbean and South American destinations. The acquisition has the potential to increase Tropical Shipping’s annual volumes by approximately 10 percent.

    Shipping Statistics

	2001	2000	1999
TEUs shipped (thousands)
Southbound	120.9	136.6	126.5
Northbound	17.5	17.9	17.6
Interisland	7.3	6.9	8.3

	145.7	161.4	152.4

Other statistics
Revenue per TEU	$1,579	$1,523	$1,508
Ports served	21	22	23
Vessels operated	17	16	17

Nicor Inc.	Page 17

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Other energy ventures.    Nicor is involved in several other energy ventures that leverage the company’s reputation, location, assets and expertise into new income-producing opportunities. These ventures include Nicor Services, Nicor Enerchange, Nicor Energy and Horizon Pipeline.

Nicor Services provides energy-related products and services for retail markets, including residential and small commercial users. The company offers products and services covering the installation, maintenance and repair of heating and air conditioning related equipment, including gas piping and other appliances. In 2002, the company also began offering a fixed bill product under which it pays the annual gas service portion of a customer’s Nicor utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. Nicor Services contributed $3.2 million in operating income in 2001, compared with $1 million in 2000 and less than $.1 million in 1999.

Nicor Enerchange is a natural gas marketing company formed in 1998 to engage in wholesale marketing and trading of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub for a fee. The company focuses on opportunities that allow it to leverage its knowledge of natural gas movement in and around the Midwest. Nicor Enerchange contributed $3.2 million of operating income in 2001, compared with $2.9 million in 2000 and $2.1 million in 1999.

Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade. Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy. For factors affecting Nicor Energy see the Notes to the Consolidated Financial Statements—Contingencies—Nicor Energy beginning on page 54.

During the second quarter of 2002 Horizon Pipeline, a 50-percent-owned joint venture with Natural Gas Pipeline Company of America, put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity.

Market risk.    Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas, electricity and fuel commodity prices and interest rates. It is Nicor’s practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk.    With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, and duration, and in some cases value at risk (VaR). VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company’s risk management committee has established exposure limits at such a level that adverse results are not expected to have a material adverse effect on the results of operations or the financial condition of the company. The company’s commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

Nicor Inc.	Page 18

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In accordance with Securities and Exchange Commission (SEC) disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore also relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on the company’s unhedged positions at December 31, 2001, a 10 percent decrease in natural gas prices would have decreased Nicor’s earnings at December 31, 2001 by about $.1 million, which is not materially different than in the prior year.

In addition, substantial increases in natural gas prices may indirectly impact Nicor Gas’ earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is addressing certain of these risks by fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Nicor’s regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, Nicor Gas’ PBR plan for natural gas costs created some exposure to commodity price risk. The company’s exposure to this market risk was partially mitigated because the PBR plan compared actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. On October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003.

Nicor’s other energy businesses are subject to natural gas and electricity commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk. In addition, management believes it has taken appropriate steps to manage other risks of loss associated with its fixed bill service.

Credit risk.    The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor, in some instances, uses and is entering into additional, master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron’s bankruptcy filing, the net amount due Enron from Nicor Gas was $2.8 million. At the date of Enron’s bankruptcy filing, the net amount due to Enron from Nicor Enerchange, L.L.C. (Nicor Enerchange) was $.9 million. Nicor Gas and Nicor Enerchange filed their appropriate proof of claims with the U.S. Bankruptcy Court. In February of 2003 Enron and Nicor Enerchange entered into a settlement and mutual release whereby Nicor Enerchange will pay to Enron an amount of $.9 million in full settlement and release of all amounts due Enron. The settlement agreement entered into between Enron and Nicor Enerchange was approved on February 11, 2003 by the U.S. Bankruptcy Court. Nicor Gas and Enron are currently in the process of negotiating a settlement of all amounts currently due Enron.

Nicor Inc.	Page 19

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Energy trading activities.    At December 31, 2001, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, had contracts outstanding with the following fair values (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years	3 to 5 Years
Prices actively quoted	$(.8)	$(.8)	$-	$-
Prices based on pricing models	(.2)	(.2)	-	-

Total	$(1.0)	$(1.0)	$-	$-

The above fair values exclude $3.9 million attributable to natural gas inventory, which is valued at quoted spot market prices. As noted in the Notes to the Consolidated Financial Statements—New Accounting Pronouncements—Energy Trading Revenues on page 42, the accounting method applied to this business will change in the first quarter of 2003. As a result, natural gas inventory will be recorded at the lower of cost or market rather than at fair value.

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements—Consolidated Statements of Capitalization on page 29 and the Notes to the Consolidated Financial Statements—Fair Value of Financial Instruments on page 43 and—Short-Term and Long-Term Debt on page 46.

Nicor currently has financial derivatives designated as hedges of interest payments on an anticipated first quarter 2003 issuance of 30-year bonds. These instruments are accounted for as cash flow hedges with the gains and losses recorded in other comprehensive income (loss). In the event that the anticipated transaction does not occur as forecasted, some or all of the amount in other comprehensive income may need to be reclassified to net income. At December 31, 2002, accumulated other comprehensive income included after-tax losses of $5.0 million associated with these hedges.

Other operating expenses. Health care costs have been rising and Nicor expects significant additional increases. Nicor is also experiencing, and expects to continue to experience, higher insurance costs due to a tightening insurance market and company loss experience. These cost increases, either collectively or individually, could materially reduce Nicor’s future results of operations.

Accounting policies. The Financial Accounting Standards Board (FASB) issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements—New Accounting Pronouncements beginning on page 41. In addition, effective January 1, 2003, Nicor Gas will use a straight-line depreciation method for interim periods, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

Nicor Inc.	Page 20

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Contingencies. The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor’s liquidity or financial condition.

Performance-based rate plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and are shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney’s Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan. Nicor Gas has responded to numerous data requests that have been propounded by the ICC Staff, CUB, CCSAO, the SEC, the Illinois Attorney General’s Office and the Office of the United States Attorney for the Northern District of Illinois.

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

The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002. The findings of the Report include:

•	Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
•	No improper Nicor affiliated-party transactions or improper hedging activities were identified.
•	Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
•	No criminal activity or fraud was identified.

Nicor Inc.	Page 21

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In response, the Nicor Board of Directors directed the company’s management to:

•	make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report,
•	undertake a financial statement re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
•	amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
•	conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
•	conduct a detailed study of management bonus issues, and
•	conduct a detailed study of the adequacy of internal accounting and regulatory controls.

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•

The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•

Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and interest expense increased by $1.0 million and $.6 million in 2001 and 2000, respectively.

•

PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which are both restated, PBR plan results have also changed and were reduced by $23.8 million and $15.4 million in 2001 and 2000, respectively.

Nicor Inc.	Page 22

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In addition to the corrections relating to the Report, as result of management and audit reviews, the company also increased 2001 gas costs for transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it was terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor’s potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

Nicor Energy. Significant developments have occurred since 2001 relating to Nicor’s 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements—Contingencies—Nicor Energy beginning on page 54.

Nicor Inc.	Page 23

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor Inc. and Nicor Energy, L.L.C. (Nicor Energy) that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. On January 28, 2003, Nicor Energy was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor Energy, alleging that it violated Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters.

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements—Contingencies—Securities Class Actions on page 55.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated lawsuit. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements—Contingencies—Shareholder Derivative Lawsuits on page 56.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements—Contingencies—Mercury Program beginning on page 57.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements—Contingencies—Manufactured Gas Plant Sites beginning on page 59.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements—Contingencies beginning on page 53.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see the Market Risk section beginning on page 17, which is incorporated herein by reference.

Nicor Inc.	Page 24

Item 8.    Financial Statements and Supplementary Data

Nicor Inc.	Page 25

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nicor Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Restatement note to the consolidated financial statements, the accompanying financial statements have been restated. Also as discussed in the Reclassifications note to the consolidated financial statements, the Company has changed its method of accounting for energy trading activities.

DELOITTE & TOUCHE LLP

Chicago, IL

February 28, 2003

Nicor Inc.	Page 26

Consolidated Statements of Operations (As Restated (1) )

(millions, except per share data)

	Year ended December 31
	2001	2000	1999
Operating revenues
Gas distribution	$2,090.8	$1,880.3	$1,326.0
Shipping	230.3	248.3	229.9
Other	45.2	30.7	14.6

	2,366.3	2,159.3	1,570.5
Operating expenses
Gas distribution
Cost of gas	1,477.5	1,270.0	752.7
Operating and maintenance	177.1	166.4	160.1
Depreciation	132.4	129.0	125.2
Taxes, other than income taxes	125.5	117.5	101.1
Mercury-related costs (recoveries)	(12.2)	148.0	-
Property sale (gains) losses	(3.9)	(6.3)	(1.3)
Shipping	211.2	222.1	207.4
All other	39.5	27.0	12.7

	2,147.1	2,073.7	1,357.9

Operating income	219.2	85.6	212.6
Equity investment income (loss)	.4	1.0	(.6)
Other income (expense), net	7.6	4.9	9.0
Interest expense, net of amounts capitalized	46.0	48.4	44.2

Income before income taxes	181.2	43.1	176.8
Income taxes	59.1	7.3	60.5

Net income	122.1	35.8	116.3
Dividends on preferred stock	.3	.3	.2

Earnings applicable to common stock	$121.8	$35.5	$116.1

Average shares of common stock outstanding
Basic	45.1	46.2	47.3
Diluted	45.2	46.3	47.4
Earnings per average share of common stock
Basic	$2.70	$.77	$2.46
Diluted	2.69	.77	2.45

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 27

Consolidated Statements of Cash Flows (As Restated (1) )

(millions)

	Year ended December 31
	2001	2000	1999
Operating activities
Net income	$122.1	$35.8	$116.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	148.8	145.1	141.6
Deferred income tax expense	21.6	1.2	3.4
Gain on sale of property, plant and equipment	(5.1)	(7.1)	(5.1)
Changes in assets and liabilities:
Receivables, less allowances	308.5	(299.3)	(96.2)
Gas in storage	(9.3)	46.5	24.9
Deferred/accrued gas costs	183.7	(70.5)	(34.9)
Prepaid pension costs	(32.0)	(26.9)	(10.2)
Other assets	20.4	(31.5)	(3.3)
Accounts payable	(206.5)	335.6	55.7
Accrued mercury-related costs	(41.0)	78.0	-
Other liabilities	(19.9)	26.0	19.0
Other	-	.1	2.2

Net cash flow provided from operating activities	491.3	233.0	213.4

Investing activities
Capital expenditures	(185.7)	(158.4)	(154.0)
Net decrease (increase) in short-term investments	8.8	(13.3)	26.1
Purchase of equity investments	(15.1)	(12.6)	(14.0)
Loans to joint ventures	(30.1)	(1.1)	-
Investment in joint ventures	-	(1.5)	-
Business acquisitions	(4.9)	-	-
Net proceeds from sale of property, plant and equipment	6.4	20.8	5.8
Other	.2	(.4)	(.3)

Net cash flow used for investing activities	(220.4)	(166.5)	(136.4)

Financing activities
Net proceeds from issuing long-term debt	247.2	49.9	99.5
Disbursements to retire long-term debt	(279.5)	(72.5)	(156.6)
Short-term borrowings (repayments), net	(165.0)	97.8	109.7
Dividends paid	(78.8)	(75.9)	(73.2)
Disbursements to reacquire stock	(46.3)	(51.9)	(23.1)
Other	2.8	2.0	.5

Net cash flow used for financing activities	(319.6)	(50.6)	(43.2)

Net (decrease) increase in cash and cash equivalents	(48.7)	15.9	33.8
Cash and cash equivalents, beginning of year	62.7	46.8	13.0

Cash and cash equivalents, end of year	$14.0	$62.7	$46.8

Supplemental information
Income taxes paid, net of refunds	$16.6	$30.6	$46.2
Interest paid, net of amounts capitalized	46.9	50.6	45.5

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 28

Consolidated Balance Sheets (As Restated (1) )

(millions)

	December 31
	2001	2000
Assets
Current assets
Cash and cash equivalents	$14.0	$62.7
Short-term investments, at cost which approximates market	34.2	43.0
Receivables, less allowances of $12.3 and $14.5, respectively	351.0	659.5
Notes receivable—joint ventures	31.2	1.1
Gas in storage	43.4	34.1
Deferred gas costs	-	75.5
Deferred income taxes	45.5	40.1
Other	36.2	43.5

	555.5	959.5

Property, plant and equipment, at cost
Gas distribution	3,425.6	3,305.1
Shipping	304.7	281.8
Other	2.7	2.0

	3,733.0	3,588.9
Less accumulated depreciation	1,964.4	1,848.0

	1,768.6	1,740.9

Prepaid pension costs	164.3	132.3
Other assets	118.8	97.9

	$2,607.2	$2,930.6

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$-	$125.0
Short-term borrowings	277.0	442.0
Accounts payable	455.1	661.6
Accrued gas costs	108.2	-
Accrued mercury-related costs	7.0	78.0
Accrued dividends payable	19.6	19.0
Other	26.1	40.8

	893.0	1,366.4

Deferred credits and other liabilities
Deferred income taxes	324.1	292.8
Regulatory income tax liability	66.3	70.4
Unamortized investment tax credits	39.0	41.1
Accrued mercury-related costs	30.0	-
Other	98.1	101.2

	557.5	505.5

Capitalization
Long-term debt	446.4	347.1
Preferred stock	6.1	6.4
Common equity	704.2	705.2

	1,156.7	1,058.7

	$2,607.2	$2,930.6

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 29

Consolidated Statements of Capitalization (As Restated (1) )

(millions, except share data)

		December 31
		2001		2000
First Mortgage Bonds
Maturity	Interest rate
2001	6.45%	$-		$75.0
2002	6.75	-		50.0
2003	5.75	50.0		50.0
2006	5.55	50.0		-
2008	5.875	75.0		-
2009	5.37	50.0		50.0
2011	6.625	75.0		-
2016	7.20	50.0		-
2021	8.875	-		50.0
2025	7.26	-		50.0
2027	7.375	50.0		50.0
2028	6.58	50.0		50.0

		450.0		425.0
Less: Amount due within one year		-		75.0
Unamortized debt discount, net of premium		3.6		2.9

		446.4	38.6%	347.1	32.8%

Other long-term debt
Notes payable due in 2001 at variable interest rate		-		50.0
Less amount due within one year		-		50.0

		-	-	-	-

Preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred shares authorized; and cumulative, without par value, 20,000,000 preference shares authorized (120,757 and 125,223 shares of redeemable preferred stock, 4.48% and 5.00% series, outstanding, respectively)		6.1	.5	6.4	.6

Common equity
Common stock, $2.50 par value, 160,000,000 shares authorized (4,517,156 and 4,767,796 shares reserved for conversion and other purposes, and 44,397,787 and 45,491,458 shares outstanding, respectively)		111.0		113.7
Retained earnings		593.5		592.4
Accumulated other comprehensive income (loss)
Cash flow hedges		.7		-
Minimum pension liability		(1.0)		(.8)
Foreign currency translation adjustments		-		(.1)

		(.3)		(.9)

		704.2	60.9	705.2	66.6

		$1,156.7	100.0%	$1,058.7	100.0%

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 30

Consolidated Statements of Common Equity (As Restated (1) )

(millions, except per share data)

	Year ended December 31
	2001	2000	1999
Common stock
Balance at beginning of year	$113.7	$117.2	$118.8
Issued and converted stock	.5	.2	.1
Reacquired and cancelled stock	(3.2)	(3.7)	(1.7)

Balance at end of year	111.0	113.7	117.2

Paid-in capital
Balance at beginning of year	-	-	-
Issued and converted stock	1.5	1.8	1.2
Reacquired and cancelled stock	(1.5)	(1.8)	(1.2)

Balance at end of year	-	-	-

Retained earnings
Balance at beginning of year as previously reported			640.2
Prior period adjustment			17.1

Balance at beginning of year as restated	592.4	679.5	657.3
Net income	122.1	35.8	116.3
Dividends on common stock ($1.76, $1.66 and $1.56 per share, respectively)	(79.1)	(76.4)	(73.6)
Dividends on preferred stock	(.3)	(.3)	(.2)
Reacquired and cancelled stock	(41.6)	(46.2)	(20.3)

Balance at end of year	593.5	592.4	679.5

Accumulated other comprehensive income (loss)
Balance at beginning of year	(.9)	(.6)	(.8)
Other comprehensive income (loss)	.6	(.3)	.2

Balance at end of year	(.3)	(.9)	(.6)

	$704.2	$705.2	$796.1

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (As Restated (1) )

(millions)

	Year ended December 31
	2001	2000	1999
Net income	$122.1	$35.8	$116.3
Other comprehensive income (loss), net of taxes
Gain (loss) on cash flow hedges, net	.6	-	-
Reclassification adjustment	.1	-	-
Decrease (increase) to minimum pension liability	(.2)	(.2)	.2
Foreign currency translation adjustment	.1	(.1)	-

	.6	(.3)	.2

Comprehensive income	$122.7	$35.5	$116.5

(1)	See Notes to the Consolidated Financial Statements—Reclassifications and—Restatement beginning on page 33.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 31

Notes to the Consolidated Financial Statements

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. (Nicor) and its subsidiaries. Nicor’s key subsidiaries are described in the Business Segment and Geographic Information note beginning on page 49. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve the identification and valuation of derivative instruments, accruals for loss contingencies, unbilled revenues, postretirement benefits, the allowance for doubtful accounts, and the Nicor Gas mercury inspection and repair program.

Regulatory assets and liabilities. Nicor Gas, a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets (liabilities) at December 31 as follows (in millions):

	2001	2000
Deferred (accrued) gas cost	$(108.2)	$75.5
Regulatory income tax liability	(66.3)	(70.4)
Unamortized loss on reacquired debt	20.0	15.4
Deferred (accrued) environmental costs	(6.0)	9.7

	$(160.5)	$30.2

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at December 31, 2001 and 2000 was $577.1 million and $529.2 million, respectively.

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

In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port. While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company’s policy does not have a material impact on financial results.

Nicor Inc.	Page 32

Notes to the Consolidated Financial Statements (continued)

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2001, 2000 and 1999 were $108.9 million, $100.0 million and $82.8 million, respectively.

Repair and maintenance expense. Nicor expenses repair and maintenance costs as incurred, with one exception—Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs for its owned vessels. These costs are generally accrued over a three-year period.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of vessels range from 20 to 25 years. The gas distribution segment allocated depreciation to interim periods based on weather-normalized gas deliveries.

Equity investments. The company invests in several partnerships and limited-liability companies that are accounted for under the equity method. Related investment balances classified as other noncurrent assets at December 31, 2001 and 2000 were $63.1 million and $49.9 million, respectively, including $57.8 million and $46.4 million, respectively, related to Triton Container Investments LLC, a cargo container leasing company.

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

Derivative instruments. At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, having no direct impact on earnings. As such, unrealized changes in the fair value of these derivative instruments are included in deferred or accrued gas costs.

In 2001, Nicor Gas began entering into futures contracts and swap agreements to reduce the earnings impact of certain operating expenses arising from substantial fluctuations in natural gas prices. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon settlement of the derivative instruments, accumulated other comprehensive income is reclassified to operating and maintenance expense.

Since 2000, Nicor Gas has held derivative contracts to limit the earnings impact of weather fluctuations. Through 2002, these contracts settled as of year-end, and the resulting benefit or loss was recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which compares actual weather during interim periods to normal historical weather patterns.

Nicor Inc.	Page 33

Notes to the Consolidated Financial Statements (continued)

Derivative instruments and other energy-related contracts are used by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, to hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements. This business records its entire portfolio of derivative instruments, other energy-related contracts and physical inventories at fair value. Fair values are determined from quoted market prices and other external sources, where available, or are estimated using internal models. These estimates are not material to Nicor’s financial statements. Contracts are generally short term and open positions are limited by policy to a statistically determined immaterial exposure.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Unrealized changes in the fair value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon the issuance of the debt, the amount deferred in accumulated other comprehensive income is amortized to interest expense over the life of the debt instrument.

Credit risk. Nicor’s major subsidiaries have diversified customer bases and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

RECLASSIFICATIONS

The accompanying financial statements and unaudited interim financial information have been reclassified to conform to the presentation adopted by Nicor in the third quarter of 2002. In addition, Nicor changed its income statement presentation of revenues and expenses for its energy trading activities, the cost of gas used to operate company equipment and facilities, and various other items. None of these reclassifications had any impact on net income for any period presented. The impact of the reclassifications is summarized in the following tables, which are followed by a description of the most significant reclassifications recorded. The amounts in the following tables are in millions.

Nicor Inc.	Page 34

Notes to the Consolidated Financial Statements (continued)

Consolidated Statements of Operations (Before Restatement)

For the year ended December 31

	As Previously Classified			As Reclassified
	2001	2000	1999	2001	2000	1999
Operating revenues
Gas distribution	$2,120.8	$1,896.0	$1,326.2	$2,120.8	$1,896.0	$1,326.2
Shipping	230.3	248.3	229.9	230.3	248.3	229.9
Other	193.0	153.8	59.1	43.7	30.8	14.5

	2,544.1	2,298.1	1,615.2	2,394.8	2,175.1	1,570.6

Operating expenses
Gas distribution
Cost of gas	1,489.4	1,277.1	756.2	1,477.5	1,270.0	752.7
Operating and maintenance	161.9	160.4	153.3	172.7	166.9	161.0
Depreciation	132.4	128.1	123.9	133.4	128.7	124.5
Taxes, other than income taxes	125.6	117.5	101.1	125.7	117.5	101.1
Mercury-related costs (recoveries)	(12.2)	148.0	-	(12.2)	148.0	-
Property sale (gains) losses	-	-	-	(3.9)	(6.3)	(1.3)
Shipping	212.7	222.6	207.4	211.5	221.8	207.4
All other	190.8	150.3	61.3	39.3	26.9	12.7

	2,300.6	2,204.0	1,403.2	2,144.0	2,073.5	1,358.1

Operating income	243.5	94.1	212.0	250.8	101.6	212.5

Equity investment income (loss)	3.7	3.2	.5	3.7	2.4	(.4)
Other income (expense), net	14.8	12.4	22.7	7.5	4.9	22.2
Interest expense, net of amounts capitalized	44.9	48.6	45.1	44.9	47.8	44.2

Income before income taxes	217.1	61.1	190.1	217.1	61.1	190.1
Income taxes	73.4	14.4	65.7	73.4	14.4	65.7

Net income	$143.7	$46.7	$124.4	$143.7	$46.7	$124.4

Nicor Inc.	Page 35

Notes to the Consolidated Financial Statements (continued)

Consolidated Balance Sheets (Before Restatement)

As of December 31

	As Previously Classified		As Reclassified
	2001	2000	2001	2000
Assets
Cash and cash equivalents	$10.7	$55.8	$14.0	$62.7
Short-term investments	34.2	43.0	34.2	43.0
Receivables, less allowances	354.6	659.3	355.6	659.9
Notes receivable - joint ventures	31.2	1.2	31.2	1.1
Gas in storage	28.6	31.8	28.6	31.8
Deferred gas costs	-	49.2	-	49.2
Deferred income taxes	33.9	51.7	39.6	40.1
Other	24.7	23.1	34.4	43.6

Total current assets	517.9	915.1	537.6	931.4

Property, plant and equipment	3,733.0	3,576.6	3,733.0	3,576.6
Less accumulated depreciation	1,964.4	1,847.0	1,964.4	1,847.0

Net property, plant and equipment	1,768.6	1,729.6	1,768.6	1,729.6

Prepaid pension costs	164.3	142.7	164.3	142.7
Other assets	124.0	99.6	123.9	99.6

	$2,574.8	$2,887.0	$2,594.4	$2,903.3

Liabilities and Capitalization
Long-term obligations due within one year	$-	$125.0	$-	$125.0
Short-term borrowings	277.0	442.0	277.0	442.0
Accounts payable	395.9	606.6	401.9	616.2
Accrued gas costs	99.9	-	100.6	-
Accrued mercury-related costs	7.0	78.0	7.0	78.0
Accrued dividends payable	19.6	19.0	19.6	19.0
Other	27.0	40.9	39.9	47.6

Total current liabilites	826.4	1,311.5	846.0	1,327.8

Deferred income taxes	328.8	296.6	328.8	296.6
Regulatory income tax liability	66.3	70.4	66.3	70.4
Unamortized investment tax credits	39.0	41.1	39.0	41.1
Accrued mercury-related costs	30.0	-	30.0	-
Other	104.2	107.0	104.2	107.0

Total deferred credits and other liabilities	568.3	515.1	568.3	515.1

Long-term debt	446.4	347.1	446.4	347.1
Preferred stock	6.1	6.3	6.1	6.3
Common equity	727.6	707.0	727.6	707.0

Total capitalization	1,180.1	1,060.4	1,180.1	1,060.4

	$2,574.8	$2,887.0	$2,594.4	$2,903.3

Nicor Inc.	Page 36

Notes to the Consolidated Financial Statements (continued)

Energy trading activities. Nicor has changed its presentation of the results of operations of the energy trading activities of Nicor Enerchange. Under the new presentation, all costs of gas and all mark-to-market gains and losses, whether realized or unrealized, are included in (netted against) revenues. The reclassification of these gains and losses decreased both other operating revenues and other operating expenses in equal and offsetting amounts, and thus did not impact operating income. The amounts reclassified in 2001, 2000 and 1999 were $158.7 million, $126.8 million and $46.1 million, respectively. See also New Accounting Pronouncements - Energy Trading Accounting Methods on page 41.

Cost of gas used in company operations. Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified in 2001, 2000 and 1999 were $11.9 million, $7.1 million and $3.5 million, respectively.

Other income (expense) items. Nicor has also changed its presentation of various items previously reported as nonoperating. The company believes these items are more commonly reflected in operating income.

RESTATEMENT

Subsequent to the original issuance of its financial statements for the years ended 2001, 2000 and 1999, an investigation of natural gas purchases, sales, transportation and storage activities was undertaken by a special committee of independent Nicor directors. The special committee of independent directors identified various accounting and other errors. As a result, the financial statements for those periods have been restated to correct these errors, as well as to correct other errors unrelated to the investigation of the special committee. In addition, certain reclassifications were made as discussed in the Reclassifications note beginning on page 33.

The impact of the adjustments is summarized in the following tables, which are followed by a description of the significant adjustments recorded. The amounts in the following tables are in millions, except for the earnings per share amounts.

Nicor Inc.	Page 37

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$2,120.8	$(30.0)	$2,090.8
Shipping	230.3	-	230.3
Other	43.7	1.5	45.2

	2,394.8	(28.5)	2,366.3

Operating expenses
Gas distribution
Cost of gas	1,477.5	-	1,477.5
Operating and maintenance	172.7	4.4	177.1
Depreciation	133.4	(1.0)	132.4
Taxes, other than income taxes	125.7	(.2)	125.5
Mercury-related costs (recoveries)	(12.2)	-	(12.2)
Property sale (gains) losses	(3.9)	-	(3.9)
Shipping	211.5	(.3)	211.2
All other	39.3	.2	39.5

	2,144.0	3.1	2,147.1

Operating income	250.8	(31.6)	219.2

Equity investment income (loss)	3.7	(3.3)	.4
Other income (expense), net	7.5	.1	7.6
Interest expense, net of amounts capitalized	44.9	1.1	46.0

Income before income taxes	217.1	(35.9)	181.2
Income taxes	73.4	(14.3)	59.1

Net income	$143.7	$(21.6)	$122.1

Earnings per average share of common stock
Basic	$3.18		$2.70
Diluted	3.17		2.69

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 33.

Nicor Inc.	Page 38

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 2000

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$1,896.0	$(15.7)	$1,880.3
Shipping	248.3	-	248.3
Other	30.8	(.1)	30.7

	2,175.1	(15.8)	2,159.3

Operating expenses
Gas distribution
Cost of gas	1,270.0	-	1,270.0
Operating and maintenance	166.9	(.5)	166.4
Depreciation	128.7	.3	129.0
Taxes, other than income taxes	117.5	-	117.5
Mercury-related costs (recoveries)	148.0	-	148.0
Property sale (gains) losses	(6.3)	-	(6.3)
Shipping	221.8	.3	222.1
All other	26.9	.1	27.0

	2,073.5	.2	2,073.7

Operating income	101.6	(16.0)	85.6

Equity investment income (loss)	2.4	(1.4)	1.0
Other income (expense), net	4.9	-	4.9
Interest expense, net of amounts capitalized	47.8	.6	48.4

Income before income taxes	61.1	(18.0)	43.1
Income taxes	14.4	(7.1)	7.3

Net income	$46.7	$(10.9)	$35.8

Earnings per average share of common stock
Basic	$1.01		$.77
Diluted	1.00		.77

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 33.

Nicor Inc.	Page 39

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 1999

	As Previously Reported(1)	Other Adjustments	As Restated
Operating revenues
Gas distribution	$1,326.2	$(.2)	$1,326.0
Shipping	229.9	-	229.9
Other	14.5	.1	14.6

	1,570.6	(.1)	1,570.5

Operating expenses
Gas distribution
Cost of gas	752.7	-	752.7
Operating and maintenance	161.0	(.9)	160.1
Depreciation	124.5	.7	125.2
Taxes, other than income taxes	101.1	-	101.1
Property sale (gains) losses	(1.3)	-	(1.3)
Shipping	207.4	-	207.4
All other	12.7	-	12.7

	1,358.1	(.2)	1,357.9

Operating income	212.5	.1	212.6

Equity investment income (loss)	(.4)	(.2)	(.6)
Other income (expense), net	22.2	(13.2)	9.0
Interest expense, net of amounts capitalized	44.2	-	44.2

Income before income taxes	190.1	(13.3)	176.8
Income taxes	65.7	(5.2)	60.5

Net income	$124.4	$(8.1)	$116.3

Earnings per average share of common stock
Basic	$2.63		$2.46
Diluted	2.62		2.45

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 33.

Nicor Inc.	Page 40

Notes to the Consolidated Financial Statements (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported(1)	Adjustments	As Restated
As of December 31, 2001

Assets
Gas in storage	$28.6	$14.8	$43.4
Deferred income taxes	39.6	5.9	45.5
Other noncurrent assets	123.9	(5.1)	118.8
Total assets	2,594.4	12.8	2,607.2

Liabilities and capitalization
Accounts payable	401.9	53.2	455.1
Accrued gas costs	100.6	7.6	108.2
Other current liabilities	39.9	(13.8)	26.1
Common equity	727.6	(23.4)	704.2

As of December 31, 2000

Assets
Gas in storage	$31.8	$2.3	$34.1
Deferred gas costs	49.2	26.3	75.5
Property, plant and equipment, net	1,729.6	11.3	1,740.9
Prepaid pension costs	142.7	(10.4)	132.3
Total assets	2,903.3	27.3	2,930.6

Liabilities and capitalization
Accounts payable	616.2	45.4	661.6
Other current liabilities	47.6	(6.8)	40.8
Common equity	707.0	(1.8)	705.2

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 33.

Gas purchase adjustments. Gas distribution segment results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies - Performance-Based Rate Plan note beginning on page 53. These adjustments reduced 2001 and 2000 operating revenues by $29.6 million and $15.4 million, respectively, for revised PBR plan results, and resulted in increased operating and interest costs of $3.0 million in 2001 and $.6 million in 2000. These adjustments reduced 2001 and 2000 net income by $19.7 million and $9.7 million, respectively. In addition, gas in storage inventory increased $14.8 million and $2.3 million at December 31, 2001 and 2000, respectively, and accounts payable increased $51.4 million and $44.2 million, respectively. Accrued gas costs increased $7.6 million at December 31, 2001 and deferred gas costs increased $26.3 million at December 31, 2000.

Nicor Inc.	Page 41

Notes to the Consolidated Financial Statements (continued)

Other adjustments. Nicor has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments to previously recorded equity in earnings of Nicor Energy, a 50-percent-owned retail energy marketing joint venture, (ii) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (iii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. In addition, 1999 was negatively impacted by the reversal of certain tax-related interest benefits that have now been reflected in beginning 1999 retained earnings. The adjustments for these other matters reduced previously reported net income for 2001, 2000 and 1999 by $1.9 million, $1.2 million and $8.1 million, respectively.

Restatement of retained earnings. Nicor increased beginning 1999 retained earnings by $17.1 million to reflect the tax-related interest benefits originally recorded in 1999 and to reduce previously accrued costs associated with ongoing obligations of former operations.

NEW ACCOUNTING PRONOUNCEMENTS

Business combinations. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 was effective for business combinations completed after June 30, 2001, and FAS 142 was effective for 2002. Goodwill amortization was $.7 million in 2001. The implementation of these standards did not have a material impact on the company’s financial position or results of operations.

Asset retirement obligations. In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003. The implementation of this standard is not expected to have a material impact on the company’s financial position or results of operations.

Impairment of long-lived assets. In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The standard requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell. The standard was effective for 2002 and is generally to be applied prospectively. The implementation of this standard did not have a material impact on the company’s financial position or results of operations.

Exit activities. In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard, which is effective for all exit and disposal activities initiated after December 31, 2002, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Nicor will apply this standard on a prospective basis.

Energy trading accounting methods. In October 2002, the Emerging Issues Task Force (EITF) voted to rescind EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities effective in 2003. EITF 98-10 applies to Nicor’s wholesale natural gas marketing business, Nicor Enerchange. Effective with the rescission, Nicor Enerchange will apply accrual accounting, rather than

Nicor Inc.	Page 42

Notes to the Consolidated Financial Statements (continued)

fair value accounting, to gas in storage and certain energy-related contracts, such as storage contracts.

Energy trading revenues. In June 2002, the EITF reached a consensus on one item under review in Issue 02-03 requiring all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) to be shown net in revenue with a corresponding reclassification of prior years’ financial statements. Although the EITF’s October 2002 rescission of the consensus reached in Issue 98-10 affected certain elements of the consensus reached in Issue 02-03, the conclusion that all mark-to-market gains and losses arising from trading energy derivative contracts should be reported net in revenues continues in effect. Previously reported results of operations for the three years in the period ended December 31, 2001 have been reclassified to conform with the presentation specified in Issue 02-03. The implementation of this change reduced the revenues and operating expenses of Nicor in equal and offsetting amounts. It did not have any impact on Nicor’s financial condition or results of operations.

Accounting for Guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands on the disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements for periods ending after December 15, 2002. Nicor has not yet determined the impact of this interpretation on its financial condition or results of operations.

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $89.7 million, $272.8 million and $145.8 million at December 31, 2001, 2000, and 1999, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

GAS IN STORAGE

Gas distribution segment inventory is carried at cost on a last-in, first-out (LIFO) basis. Based on the average cost of gas purchased in December 2001 and 2000, the estimated replacement cost of inventory at December 31, 2001 and 2000 exceeded the LIFO cost by $120.5 million and $578.8 million, respectively.

Nicor Enerchange carries its inventory at fair value. At December 31, 2001 and 2000, the market value of the inventory was $11.4 million and $12.5 million, respectively. As noted in the New Accounting Pronouncements - Energy Trading Accounting Methods section on page 41, the accounting method applied to this business will change in the first quarter of 2003. As a result Nicor Enerchange will carry its inventory at the lower of cost or market.

Nicor Inc.	Page 43

Notes to the Consolidated Financial Statements (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

	2001	2000	1999
Nicor Energy	$(.9)	$(.2)	$(.4)
Cargo container leasing business	3.6	3.0	1.9
All other	(2.3)	(1.8)	(2.1)

	$.4	$1.0	$(.6)

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	2001	2000	1999
Interest income	$7.3	$5.0	$4.9
Interest adjustments on tax settlements	-	-	2.1
Other income	.8	.4	2.7
Other expense	(.5)	(.5)	(.7)

	$7.6	$4.9	$9.0

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2001	2000	1999
Current
Federal	$31.6	$10.2	$49.0
State	7.6	(2.9)	9.2

	39.2	7.3	58.2

Deferred
Federal	22.0	1.0	4.9
State	(.4)	.2	(1.5)

	21.6	1.2	3.4

Amortization of investment tax credits, net	(2.1)	(1.5)	(1.4)
Foreign taxes	.4	.3	.3

Income tax expense, net	$59.1	$7.3	$60.5

Nicor Inc.	Page 44

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to the net deferred tax liability at December 31, 2001 and 2000, are as follows (in millions):

	2001	2000
Deferred tax liabilities
Property, plant and equipment	$215.5	$217.5
Investment in foreign subsidiaries	47.7	48.5
Investment in partnerships	59.4	38.6
Gas costs recovery accounts	3.0	31.3
Employee benefits	23.9	13.6
Other	17.1	15.3

	366.6	364.8

Deferred tax assets
Unamortized investment tax credits	25.3	26.6
Regulatory income tax liability	16.3	17.4
Accrued mercury-related costs	14.7	30.9
Other	31.7	37.2

	88.0	112.1

Net deferred tax liability	$278.6	$252.7

The effective combined federal and state income tax rate was 33 percent, 17 percent and 34 percent in 2001, 2000 and 1999, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

	2001	2000	1999
Federal income taxes using statutory rate	$63.4	$15.1	$61.9
State income taxes, net	4.7	(1.1)	5.7
Undistributed foreign earnings	(2.1)	-	-
Tax credits	(4.5)	(4.3)	(3.8)
Regulatory income tax liability	(2.1)	(2.4)	(2.1)
Other, net	(.3)	-	(1.2)

Income tax expense, net	$59.1	$7.3	$60.5

STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as a stock deferral plan and an employee stock purchase plan.

Long-term incentive compensation plan. The company may grant options for up to 3.5 million shares of common stock and has granted options on 2.1 million shares through December 31, 2001. The stock option exercise price equals the stock’s market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.

Nicor Inc.	Page 45

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:

	Number of shares	Weighted average exercise price
Options outstanding at:
December 31, 1998	623,800	$30.37
Granted	149,000	38.06
Exercised	(3,500)	28.25
Cancelled	(7,500)	38.06

December 31, 1999	761,800	31.81
Granted	251,500	32.37
Exercised	(33,200)	27.44
Cancelled	(78,000)	32.13

December 31, 2000	902,100	32.10
Granted	173,500	36.81
Exercised	(208,800)	27.46
Cancelled	(2,500)	36.82

December 31, 2001	864,300	34.15

Options exercisable at:
December 31, 1999	383,900	$26.87
December 31, 2000	434,100	28.38
December 31, 2001	322,800	32.65

Exercise price ranges for stock options outstanding at December 31, 2001 are as follows:

Range of exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
$24.63 - $33.63	464,800	$30.70	7.1
36.44 - 40.69	399,500	38.17	8.6

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

Nicor utilizes the intrinsic value method to account for stock options, under which compensation expense is not required to be recognized based on current option terms. If compensation expense for the stock options had been recognized based upon the fair value of awards at the grant dates, the annual impact on the company’s net income and earnings per share would have been no more than $.5 million and $.01, respectively, for 2001, 2000, and 1999.

Nicor Inc.	Page 46

Notes to the Consolidated Financial Statements (continued)

The computation of Nicor’s diluted earnings per share includes the potentially dilutive effect of issuing additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor’s earnings per share computation excludes the incremental effect related to about 169,700 options, 252,300 options and 176,700 options in 2001, 2000, and 1999, respectively.

There were no shares of restricted stock or alternate stock rights outstanding at December 31, 2001.

Stock deferral plan. Officers may elect to defer up to 50 percent of their annual bonus or long-term incentive award in exchange for stock to be received at a future date. No compensation expense is recorded since the number of shares is determined based upon market value on the deferral date. As of December 31, 2001 and 2000, Nicor had commitments to distribute about 61,900 shares and 56,700 shares, respectively, to participants of the plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 978,000 shares through December 31, 2001. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock’s market price. The company sold about 25,400 shares, 28,900 shares and 28,400 shares to employees in 2001, 2000 and 1999, respectively. The weighted-average market value of shares sold to employees in 2001, 2000 and 1999 was $37.80, $33.01 and $36.71, respectively.

SHORT-TERM AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $475 million at December 31, 2001. Commitment fees of up to .08 percent per annum were paid on these lines. The lines of credit had variable interest rates tied to short-term markets and no debt covenant provisions.

The company had $277 million and $442 million of commercial paper outstanding with a weighted average interest rate of 2.9 percent and 6.5 percent at December 31, 2001 and 2000, respectively.

Bank cash balances averaged about $5 million during 2001, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Interest expense was net of amounts capitalized of $1.1 million, $1.1 million and $.4 million in 2001, 2000 and 1999, respectively.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

Nicor Inc.	Page 47

Notes to the Consolidated Financial Statements (continued)

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Most active employees’ postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Other benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of period	$221.9	$218.4	$112.6	$116.1
Service cost	6.5	6.0	1.2	1.2
Interest cost	16.4	15.6	8.4	8.4
Actuarial loss (gain)	21.7	7.1	29.1	(5.3)
Participant contributions	-	-	.8	.7
Plan amendments	-	3.0	-	-
Benefits paid	(29.0)	(28.2)	(10.2)	(8.5)

Benefit obligation at end of period	237.5	221.9	141.9	112.6

Change in plan assets
Fair value of plan assets at beginning of period	489.2	445.3	22.6	19.4
Actual gain (loss) on plan assets	(60.5)	72.1	(2.9)	3.2
Employer contributions	-	-	9.4	7.8
Participant contributions	-	-	.8	.7
Benefits paid	(29.0)	(28.2)	(10.2)	(8.5)

Fair value of plan assets at end of period	399.7	489.2	19.7	22.6

Funded status	162.2	267.3	(122.2)	(90.0)
Unrecognized net actuarial (gain) loss	(2.0)	(135.9)	29.4	(4.7)
Unrecognized transition (asset) obligation	(1.0)	(4.8)	34.0	37.1
Unrecognized prior service cost	5.1	5.7	-	-
Other	-	-	(1.8)	1.2

Prepaid (accrued) benefit cost	$164.3	$132.3	$(60.6)	$(56.4)

Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Other benefits
	2001	2000	1999	2001	2000	1999
Service cost	$6.5	$6.0	$7.0	$1.2	$1.2	$1.3
Interest cost	16.4	15.6	15.9	8.4	8.4	7.7
Expected return on plan assets	(44.3)	(39.1)	(35.3)	(2.1)	(1.8)	(1.6)
Recognized net actuarial (gain) loss	(7.4)	(5.9)	5.7	-	-	-
Amortization of unrecognized transition (asset) obligation	(3.8)	(3.9)	(3.9)	3.1	3.1	3.1
Amortization of prior service cost	.6	.4	.4	-	-	-

Net periodic benefit cost (credit)	$(32.0)	$(26.9)	$(10.2)	$10.6	$10.9	$10.5

Nicor Inc.	Page 48

Notes to the Consolidated Financial Statements (continued)

Assumptions used in the computations included the following:

	Pension benefits		Other benefits
	2001	2000	2001	2000

Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.25	9.25	9.25	9.25
Rate of compensation increase	4.00	4.00	4.00	4.00

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 10 percent for 2002, declining to 5 percent by 2007 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 7.5 percent for 2002, declining to 5 percent by 2006 and remaining at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease
Effect on total of service and interest cost components	$1.0	$(.8)
Effect on benefit obligation	14.1	(11.9)

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

COMMON AND PREFERRED STOCK

Voting rights. Each share of common and preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company’s annual meeting of stockholders.

Shareholder rights plan. Under a shareholder rights plan, shareholders are assigned one right for each share of Nicor common stock held. The rights will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 10 percent or more of Nicor’s common stock. If a person acquires beneficial ownership of 10 percent or more of Nicor’s common stock, all holders of rights other than the acquiring person will be entitled to purchase Nicor common stock at a 50 percent discount from the market price. Nicor may redeem the rights at $.01 per right at any time before someone becomes a 10 percent beneficial owner. The rights expire on September 30, 2007.

Changes in common shares. Changes in common shares outstanding are summarized below (in millions):

	2001	2000	1999
Beginning of year	45.5	46.9	47.5
Issued and converted	.2	.1	-
Reacquired and cancelled	(1.3)	(1.5)	(.6)

End of year	44.4	45.5	46.9

Nicor Inc.	Page 49

Notes to the Consolidated Financial Statements (continued)

Through common stock repurchase programs, Nicor has purchased and retired 1.1 million, 1.4 million and .6 million shares in 2001, 2000 and 1999, respectively.

Dividend restrictions. Nicor has no contractual or regulatory restrictions on the payment of dividends. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time may not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with an unaffiliated third party.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates primarily in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor’s principal business, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, Canada and the Caribbean region. Nicor’s other energy ventures include all other non-reportable business operating segments. These businesses operate in the Midwest region and market: energy-related products and services at retail to residential and small business consumers (Nicor Services); natural gas at the wholesale level (Nicor Enerchange); and energy, both natural gas and electricity, at the retail level (Nicor Energy, a 50-percent-owned joint venture). Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy.

Gas distribution revenues include sales and transportation services, as well as revenue taxes, as follows (in millions):

	2001	2000	1999
Sales	$1,802.5	$1,626.9	$1,096.6
Transportation	137.6	139.3	119.9
Revenue taxes	112.3	101.7	84.6
Other	38.4	12.4	24.9

	$2,090.8	$1,880.3	$1,326.0

Tropical Shipping’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned, and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is generally based upon direct and indirect costs incurred, but in some instances is based upon a market price. Financial data by business segment is presented on the following page (in millions).

Nicor Inc.	Page 50

Notes to the Consolidated Financial Statements (continued)

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Operating revenues
2001	$2,090.8	$230.3	$43.7	$1.5	$2,366.3
2000	1,880.3	248.3	30.7	-	2,159.3
1999	1,326.0	229.9	14.6	-	1,570.5
Operating income (loss)
2001	$194.4	$19.1	$6.8	$(1.1)	$219.2
2000	55.7	26.2	6.7	(3.0)	85.6
1999	188.2	22.5	5.4	(3.5)	212.6
Equity investment income (loss)
2001	$(.1)	$-	$(.8)	$1.3	$0.4
2000	(.1)	-	(.2)	1.3	1.0
1999	(.2)	-	(.3)	(.1)	(.6)
Interest expense, net of amounts capitalized
2001	$45.2	$.6	$.8	$(.6)	$46.0
2000	44.5	.8	.6	2.5	48.4
1999	38.8	1.3	.2	3.9	44.2
Income taxes
2001	$57.0	$5.4	$1.6	$(4.9)	$59.1
2000	.5	10.0	2.3	(5.5)	7.3
1999	55.8	8.3	1.9	(5.5)	60.5
Property, plant and equipment, net
2001	$1,620.7	$146.1	$1.5	$.3	$1,768.6
2000	1,612.1	127.8	.8	.2	1,740.9
1999	1,620.5	123.2	1.0	.3	1,745.0
Capital expenditures
2001	$149.8	$34.8	$1.1	$-	$185.7
2000	124.6	33.8	-	-	158.4
1999	127.4	26.0	.6	-	154.0
Depreciation
2001	$132.4	$16.1	$.3	$-	$148.8
2000	129.0	15.8	.3	-	145.1
1999	125.2	16.1	.3	-	141.6

Nicor Inc.	Page 51

Notes to the Consolidated Financial Statements (continued)

INVESTMENTS IN UNCONSOLIDATED AFFILIATES (UNAUDITED)

Nicor has several investments that are accounted for using the equity method. These investments include a 50-percent interest in Nicor Energy and Horizon Pipeline, and smaller percentage interests in Triton Container Investments LLC (Triton), a cargo container leasing company, and affordable housing partnerships. The following table provides unaudited, combined and condensed financial information for all such investments as if Nicor held a 100 percent interest (in millions):

	2001	2000	1999
Revenues	$793.0	$572.7	$347.8
Pretax income	.4	8.2	1.5
Current assets	329.1	287.8	154.6
Total assets	2,031.4	1,804.9	1,414.7
Current liabilities	235.3	182.8	82.0
Total liabilities	1,614.0	1,399.2	1,108.0

Total assets are comprised primarily of cargo containers at Triton.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas’ PBR plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. The plan requires that savings and losses relative to the benchmark be shared equally with customers. Nicor recorded pretax losses of $14.8 million and $3.2 million for its share of PBR plan results as a reduction to operating revenue in 2001 and 2000, respectively. The PBR plan is currently under ICC review. In a letter dated October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003. For developments concerning the PBR plan see Contingencies—Performance-Based Rate Plan beginning on page 53.

Customer choice of commodity supplier. In January 2002, Nicor Gas received final approval from the ICC to expand its Customer Select® program to include all customers beginning in March 2002. Prior to that time the program was available to industrial and commercial customers and about 15 percent of residential customers on a pilot basis. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Inc.	Page 52

Notes to the Consolidated Financial Statements (continued)

RELATED PARTY TRANSACTIONS

At December 31, 2001, Nicor had $22.6 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes cover a portion of the initial construction costs of the pipeline. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third-party long-term debt and repaid the short-term loans. Nicor’s contribution for its share of equity was $16.5 million. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transportation agreement has been approved by the ICC.

Nicor has a 50 percent interest in Nicor Energy L.L.C., a joint venture that markets natural gas and electricity to customers in the Midwest region, primarily in Illinois. At December 31, 2001, Nicor had $8.6 million of short-term notes receivable at market interest rates due from Nicor Energy. Nicor had also guaranteed up to $15 million of the joint venture’s borrowings under a line of credit, and up to $34 million of Nicor Energy’s accounts payable and performance commitments. As of December 31, 2001 and 2000, Nicor had guaranteed $14.3 million and $11.3 million under the line of credit. Subsequent to December 31, 2001 there have been several important developments relating to Nicor Energy, and Nicor has entered into additional transactions with Nicor Energy. The developments and the additional transactions are described within the Nicor Energy section of Contingencies beginning on page 54.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering and corrosion services from EN Engineering, a 50-percent owned joint venture. EN Engineering charged Nicor Technologies approximately $4.6 million for these services in 2002.

CONTRACTUAL OBLIGATIONS

As of December 31, 2001, Nicor had contractual obligations with payments due as follows (in millions):

	2002	2003	2004	2005	2006	After 2006	Total
Long-term debt	$-	$50.0	$-	$-	$50.0	$350.0	$450.0
Unconditional purchase obligations	129.4	100.4	30.6	10.4	10.4	54.4	335.6
Operating leases	13.3	8.7	2.0	1.9	1.4	7.7	35.0
Other long-term obligations	2.7	3.0	3.0	2.9	2.8	6.5	20.9

	$145.4	$162.1	$35.6	$15.2	$64.6	$418.6	$841.5

Unconditional purchase obligations consist primarily of transportation and storage contracts in the gas distribution segment. This includes a 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $103.7 million.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $14.6 million, $14.5 million and $12.3 million in 2001, 2000 and 1999, respectively.

Nicor Inc.	Page 53

Notes to the Consolidated Financial Statements (continued)

In 1999, Tropical Shipping committed about $40 million for the construction of two vessels. One of the vessels was placed into service during 2001, and the second vessel was delivered in early 2002. Through December 31, 2001, the company had made construction payments of $28.9 million. Remaining commitments were paid in early 2002.

CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor’s liquidity or financial condition.

Performance-Based Rate Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and are shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney’s Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan. Nicor Gas has responded to numerous data requests that have been propounded by the ICC Staff, CUB, CCSAO, the SEC, the Illinois Attorney General’s Office and the Office of the United States Attorney for the Northern District of Illinois.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a Special Committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the Special Committee in the course of its investigation. To conduct the inquiry, the Special Committee retained Scott Lassar of the law firm of Sidley Austin Brown & Wood (Sidley), and Sidley hired the accounting firm of KPMG LLP. Mr. Lassar is the former United States Attorney for the Northern District of Illinois. The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002.

Nicor Inc.	Page 54

Notes to the Consolidated Financial Statements (continued)

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it was terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor’s potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade (Dynegy). In the second quarter of 2002, as a result of negative adjustments identified as part of Nicor Energy’s 2001 year-end audit, the owners of the venture and new Nicor Energy management commenced a review of Nicor Energy’s business strategy, accounting practices, controls and financial results. The review process identified irregularities in accounting and additional accounting errors and adjustments at Nicor Energy. The adjustments, irregularities and errors at Nicor Energy related primarily to estimates of unbilled revenues and unrecorded liabilities. The review process has continued and no additional material corrections have been identified since the second quarter of 2002. All error corrections relating to 2001 and 2000 have been reflected in Nicor’s restated 2001 and 2000 financial statements.

Nicor Inc.	Page 55

Notes to the Consolidated Financial Statements (continued)

Nicor’s maximum exposure under its guarantee commitments on behalf of Nicor Energy at January 31, 2003 was about $29 million. Nicor may, at its discretion, provide additional guarantees. At January 31, 2003 there was $5.2 million of outstanding accounts payable under these guarantees. While it is reasonably possible that Nicor will be required to make payments under the guarantees, Nicor does not believe it is probable and cannot estimate the amount of any such payment. Accordingly, no liability has been recorded.

In April 2002, Nicor and Dynegy renegotiated their joint venture agreement, extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture’s primary energy supplier. Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy. Nicor Energy is in the process of disposing of its customer accounts and in February 2003 Nicor Energy announced that it had disposed of approximately 132,000 commercial and residential customer accounts, representing about 40 percent of its estimated annual revenues. At September 30, 2002, Nicor’s investment in Nicor Energy was written down to zero due to the likelihood at that time that Nicor ultimately would not recover its investment balance. In addition, in October 2002, Dynegy announced it is exiting the marketing and trading business. Dynegy has indicated its intention to discontinue its role as Nicor Energy’s primary energy supplier after March 31, 2003. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor Inc. and Nicor Energy, L.L.C. (Nicor Energy) that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. On January 28, 2003, Nicor Energy was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor Energy, alleging that it violated Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters.

Securities Class Actions. Following Nicor’s July 18, 2002 press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (Executive Vice President Finance and Administration). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President of Administration and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company’s former outside auditor. The plaintiffs seek to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented the PBR program, Nicor’s historical financial condition and results of operations and its future prospects. The class is seeking compensatory damages, prejudgment interest, and attorneys’ fees and costs. Nicor is unable to predict the outcome of this litigation or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Nicor Inc.	Page 56

Notes to the Consolidated Financial Statements (continued)

Shareholder Derivative Lawsuits. Also following Nicor’s issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (Executive Vice President Finance and Administration) and all members of Nicor’s Board of Directors (the “individual defendants”). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint filed on January 27, 2003. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, and failing to establish and maintain adequate accounting controls. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. Nicor and the individual defendants filed a motion to dismiss this action on February 26, 2003.

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded service fees and interest totaling $1.1 million, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred.

Other FERC Matters. In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company has brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act (“ICFA”) by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. Nicor Services offers a fixed bill product under which it pays the annual gas service portion of a customer’s Nicor utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss this action. On November 26, 2002, the court dismissed the complaint without prejudice, but allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on December 10, 2002, which names only Nicor Services as a defendant, and which purports to state claims under the ICFA and for breach of contract. On January 9, 2003, Nicor Services moved to dismiss the amended complaint. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

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

Nicor Inc.	Page 57

Notes to the Consolidated Financial Statements (continued)

previously submitted to the IEPA. The disclosure to U.S. EPA was made pursuant to the U.S. EPA’s Self-Disclosure Policy. The PSD Permit was subsequently issued on December 5, 2002. On January 14, 2003, the U.S. EPA notified Nicor Gas that it would defer the permitting and enforcement issues related to Nicor Gas’ voluntary disclosure to the IEPA. On the same day, the IEPA issued a related Notice of Violation to Nicor Gas that alleged two violations and offered Nicor Gas the opportunity to respond to the Notice in writing and in person. Consequently, on February 20, 2003, Nicor Gas responded to the IEPA’s Notice and requested a meeting to respond in person. Nicor Gas is unable to predict the outcome of this matter or to reasonably estimate its exposure related thereto and has not recorded a liability associated with this contingency.

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon), filed a $5.7 million Notice of Claim for Lien against Horizon. The contractor has since asserted that an additional $3 million is due. Nicor is unable to predict the outcome of this matter, Horizon’s potential exposure related thereto or any potential impact on Nicor’s investment in Horizon.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the “Attorney General’s Lawsuit”) brought by the Illinois Attorney General and the State’s Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such home, although it still has been unable to gain entry to some homes. Approximately 1,100 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001, Nicor Gas entered into a settlement agreement with respect to the Attorney General’s Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas will pay a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years from the date of settlement to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

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

Nicor Inc.	Page 58

Notes to the Consolidated Financial Statements (continued)

Notice of Completion letter from the EPA regarding the work performed under the Section 106 Administrative Order.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involved five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The “opt out” period has ended and approximately 160 households have opted out of the class. Of those, 45 households had traces of mercury, and Nicor Gas has settled with six households.

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company incurred $102 million in associated costs, leaving a $37 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company’s mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing an insurance recovery through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers.

Through December 31, 2001, Nicor Gas had recognized recoveries, net of related expenses, of $3.1 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed

Nicor Inc.	Page 59

Notes to the Consolidated Financial Statements (continued)

to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce natural gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company’s case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas’ petition for leave to appeal to the Illinois Supreme Court was denied in December of 2002. All recoveries are refunded to the company’s customers.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. On the defendant’s motion to dismiss the second amended complaint, the court ruled in November 2002 that non-personal injury and non-property damage claims could not be recovered against the defendants. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant

Nicor Inc.	Page 60

Notes to the Consolidated Financial Statements (continued)

site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. In December 2002, a complaint was filed against Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, trespass to the plaintiffs’ property next to Barrie Park and private nuisance. Requests for damages equal to the fair value of the plaintiffs’ homes, damages equal to the value of the plaintiffs’ loss of enjoyment of their property, punitive damages and attorney’s fees were made. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRDGC) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in federal court in Chicago. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.

Nicor Inc.	Page 61

Notes to the Consolidated Financial Statements (concluded)

Quarterly Results (Unaudited)

(in millions, except per share data)

	2001			2000
	As Previously Reported (1)	Adjustments	As Restated	As Previously Reported (1)	Adjustments	As Restated
First quarter ended March 31
Operating revenues	$1,473.7	$(83.6)	$1,390.1	$659.3	$(22.5)	$636.8
Operating income (loss)	68.0	(21.4)	46.6	70.2	(1.2)	69.0
Net income (loss)	38.8	(15.5)	23.3	38.8	(.5)	38.3
Earnings (loss) per common share
Basic	.85	(.34)	.51	.83	(.01)	.82
Diluted	.85	(.34)	.51	.83	(.01)	.82
Second quarter ended June 30
Operating revenues	$373.0	$(45.2)	$327.8	$348.4	$(14.0)	$334.4
Operating income (loss)	52.9	(9.2)	43.7	55.4	(1.0)	54.4
Net income (loss)	26.7	(6.1)	20.6	30.6	(.6)	30.0
Earnings (loss) per common share
Basic	.59	(.14)	.45	.66	(.01)	.65
Diluted	.59	(.14)	.45	.66	(.01)	.65
Third quarter ended September 30
Operating revenues	$244.4	$(27.3)	$217.1	$301.0	$(35.0)	$266.0
Operating income (loss)	53.4	0.9	54.3	(101.0)	(1.0)	(102.0)
Net income (loss)	33.0	(2.4)	30.6	(62.7)	(3.7)	(66.4)
Earnings (loss) per common share
Basic	.73	(.05)	.68	(1.37)	(.08)	(1.45)
Diluted	.73	(.05)	.68	(1.37)	(.08)	(1.45)
Fourth quarter ended December 31
Operating revenues	$453.0	$(21.8)	$431.2	$989.4	$(67.3)	$922.1
Operating income (loss)	69.2	5.4	74.6	69.5	(5.4)	64.1
Net income (loss)	45.2	2.4	47.6	39.9	(6.0)	33.9
Earnings (loss) per common share
Basic	1.01	.06	1.07	.87	(.13)	.74
Diluted	1.01	.05	1.06	.87	(.13)	.74

(1)	As filed in Nicor’s Annual Report on Form 10-K initially filed with the Securities and Exchange Commission on March 8, 2002.

See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 33 for a description of above adjustments.

Nicor Inc.	Page 62

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1)	Financial Statements:

		See Item 8, Financial Statements and Supplementary Data, on page 24 filed herewith, for a list of financial statements.

	2)	Financial Statement Schedules:

		Schedule Number		Page
			Independent Auditors’ Report	25
		II	Valuation and Qualifying Accounts	63

		Schedules other than those listed are omitted because they are not applicable.

	3)	Exhibits Filed:

		See Exhibit Index beginning on page 66 filed herewith.

(b)		The company did not file a report on Form 8-K during the fourth quarter of 2001.

Nicor Inc.	Page 63

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2001
Allowance for uncollectible accounts receivable	$14.5	$26.1	$-	$28.3(a)	$12.3
Accrued mercury-related costs	78.0	-	-	41.0(b)	37.0
2000
Allowance for uncollectible accounts receivable	$7.1	$17.5	$-	$10.1(a)	$14.5
Accrued mercury-related costs	-	148.0	-	70.0 (b)	78.0
1999
Allowance for uncollectible accounts receivable	$6.3	$12.5	$-	$11.7(a)	$7.1
Accrued mercury-related costs	-	-	-	-	-

(a)	Accounts receivable written off, net of recoveries.
(b)	Expenditures and reductions charged to reserve.

Nicor Inc.	Page 64

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Inc.

Date	March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 65

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Inc., certify that:

1)	I have reviewed this annual report on Form 10-K/A of Nicor Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date	March 7, 2003	/s/ THOMAS L. FISHER
Thomas L. Fisher Chairman and Chief Executive Officer

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Inc., certify that:

1)	I have reviewed this annual report on Form 10-K/A of Nicor Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date	March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 66

Exhibit Index

Exhibit Number	Description of Document

3.01	* Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	* Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	* Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	* Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	* Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	* By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

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

Nicor Inc.	Page 67

Exhibit Index (continued)

Exhibit Number	Description of Document

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

Nicor Inc.	Page 68

Exhibit Index (continued)

Exhibit Number		Description of Document

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

10.01		* 1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01	(a)	* 1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02		* 1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02	(a)	* 1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03		* Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04		* Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

Nicor Inc.	Page 69

Exhibit Index (continued)

Exhibit Number	Description of Document

10.05	* Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06	* Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	* Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	* Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

10.09	* Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.10	* Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.11	* Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.12	* 1997 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 1997, Nicor Inc., Exhibit 10.01.)

10.13	* Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.14	* 1999 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1998, Nicor Inc., Exhibit 10.26.)

10.15	* 2000 Nicor Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.21.)

10.16	* 2000 Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.22.)

10.17	* 2000 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.23.)

10.18	* Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

Nicor Inc.	Page 70

Exhibit Index (continued)

Exhibit Number	Description of Document

10.19	* Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.20	* Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.21	* First Amendment to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.22

*  First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.23	* First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.24	* First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.25	* Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.26	* Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Cali and Ms. Halloran. (File No. 1-7297, Form 10-Q for June 2000, Nicor Inc., Exhibit 10.01.)

10.27	* Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Fisher. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.28.)

10.28	* Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Behrens. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.29.)

10.29	* 2001 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2001, Nicor Inc., Exhibit 10.01.)

10.30	* 2001 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for March 2001, Nicor Inc., Exhibit 10.02.)

10.31	* Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.32	* Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

Nicor Inc.	Page 71

Exhibit Index (concluded)

Exhibit Number	Description of Document

Exhibits 10.01 through 10.32 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form pursuant to Item 14(c) of Form 10-K.

21.01	* Subsidiaries. (File No. 69-228, Form U-3A-2 for 2001, Nicor Inc., Item 1.)

23.01	Consent of Independent Public Accountants.

24.01	* Powers of Attorney. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 24.01.)

99.01	* Form of Letter to Shareholders relating to Shareholder Rights Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

99.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.