Form 10-Q/A
period 2002-03-31
NICOR INC
filed 2003-03-10
CIK 72020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Shares of common stock, par value $2.50, outstanding at February 28, 2003, were 44,013,536.

Nicor Inc.	Page i

Glossary
Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.	Page 1

INTRODUCTORY NOTE

This amendment to Nicor Inc.’s (Nicor) Interim Report on Form 10-Q/A (Amendment No. 1) initially filed with the Securities and Exchange Commission on August 14, 2002, is being filed to reflect the restatement of Nicor Inc.’s unaudited condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements – Gas distribution segment results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor. These adjustments reduced net income for the quarters ended March 31, 2002 and 2001 by $.4 million and $13.2 million, respectively.

In addition, Nicor has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments increased (decreased) previously reported net income for the quarters ended March 31, 2002 and 2001 by $1.4 million and $(2.3) million, respectively.

•	Reclassifications – The accompanying unaudited interim financial information has been reclassified to conform to the presentation adopted by Nicor in the third quarter of 2002. In addition, Nicor changed its income statement presentation of revenues and expenses from its energy trading activities, the cost of gas used to operate company equipment and facilities, and various other items. These reclassifications had no impact on net income for the quarters ended March 31, 2002 and 2001, respectively.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements – First Quarter Reclassifications As Filed on Form 10-Q/A Amendment No. 2 section (- Reclassifications) beginning on page 7 and the – First Quarter Restatement As Filed on Form 10-Q/A Amendment No. 1 section beginning on page 7 and – First Quarter Restatement As Filed on Form 10-Q/A Amendment No. 2 section beginning on page 10 (collectively referred to as - Restatement).

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company’s 2001 Annual Report on Form 10-K/A (Amendment No. 1).

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated (1) )

(millions, except per share data)

	Three months ended March 31
	2002	2001
Operating revenues
Gas distribution (includes revenue taxes of $36.4 and $66.5, respectively)	$518.7	$1,325.7
Shipping	59.8	58.7
Other	9.5	5.7

	588.0	1,390.1
Operating expenses
Gas distribution
Cost of gas	315.0	1,105.4
Operating and maintenance	49.4	52.4
Depreciation	56.6	55.3
Taxes, other than income taxes	40.3	69.9
Mercury-related costs (recoveries)	.2	—
Property sale (gains) losses	(3.4)	(.2)
Shipping	55.7	55.1
All other	9.2	5.6

	523.0	1,343.5

Operating income	65.0	46.6

Equity investment income (loss)	(2.3)	(2.1)

Other income (expense), net	1.1	2.5

Interest expense, net of amounts capitalized	9.7	14.4

Income before income taxes	54.1	32.6

Income taxes	17.6	9.3

Net income	36.5	23.3

Dividends on preferred stock	—	.1

Earnings applicable to common stock	$36.5	$23.2

Average shares of common stock outstanding
Basic	44.3	45.4
Diluted	44.5	45.6
Earnings per average share of common stock
Basic	$.82	$.51
Diluted	.82	.51
Dividends declared per share of common stock	$.46	$.44

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated (1) )

(millions)

	Three months ended March 31
	2002	2001
Operating activities
Net income	$36.5	$23.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	60.8	59.3
Deferred income tax expense (benefit)	12.2	(7.3)
Gain on sale of property, plant and equipment	(4.3)	(.3)
Changes in assets and liabilities:
Receivables, less allowances	(5.6)	(25.4)
Gas in storage	15.3	21.9
Deferred/accrued gas costs	(60.9)	149.7
Prepaid pension costs	(3.2)	(7.9)
Other assets	10.6	38.7
Accounts payable	(70.5)	(244.6)
Accrued mercury-related costs	(3.4)	(17.0)
Temporary LIFO liquidation	124.5	180.5
Other liabilities	17.9	1.1
Other	4.2	1.4

Net cash flow provided from operating activities	134.1	173.4

Investing activities
Capital expenditures	(48.1)	(27.8)
Net decrease (increase) in short-term investments	5.5	(4.6)
Purchase of equity investments other than joint ventures	—	(1.3)
Loans to joint ventures	(39.1)	—
Repayments from joint ventures	28.7	—
Net proceeds from sale of property, plant and equipment	5.0	.3
Other	1.3	—

Net cash flow used for investing activities	(46.7)	(33.4)

Financing activities
Net proceeds from issuing long-term debt	—	74.1
Disbursements to retire long-term debt	—	(50.0)
Short-term borrowings (repayments), net	(60.0)	(151.0)
Dividends paid	(19.6)	(19.0)
Disbursements to reacquire stock	(11.4)	(4.9)
Other	3.6	(.1)

Net cash flow used for financing activities	(87.4)	(150.9)

Net (decrease) increase in cash and cash equivalents	—	(10.9)

Cash and cash equivalents, beginning of period	14.0	62.7

Cash and cash equivalents, end of period	$14.0	$51.8

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated (1) )

(millions)

Assets	March 31 2002	December 31 2001	March 31 2001
Current assets
Cash and cash equivalents	$14.0	$14.0	$51.8
Short-term investments, at cost which approximates market	28.7	34.2	47.6
Receivables, less allowances of $10.7, $12.3 and $21.7, respectively	356.6	351.0	684.9
Notes receivable—joint ventures	41.6	31.2	2.4
Gas in storage	28.1	43.4	12.2
Deferred income taxes	45.3	45.5	48.6
Other	25.8	36.2	15.6

	540.1	555.5	863.1

Property, plant and equipment, at cost
Gas distribution	3,455.4	3,425.6	3,327.0
Shipping	310.9	304.7	284.4
Other	3.3	2.7	1.9

	3,769.6	3,733.0	3,613.3
Less accumulated depreciation	2,017.5	1,964.4	1,903.9

	1,752.1	1,768.6	1,709.4

Prepaid pension costs	167.5	164.3	140.2
Other assets	117.0	118.8	85.0

	$2,576.7	$2,607.2	$2,797.7

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$—	$—	$75.0
Short-term borrowings	217.0	277.0	291.0
Accounts payable	384.6	455.1	417.0
Temporary LIFO liquidation	124.5	—	180.5
Accrued gas costs	47.3	108.2	74.2
Accrued mercury-related costs	6.3	7.0	61.0
Accrued dividends payable	20.4	19.6	20.0
Other	29.7	26.1	46.8

	829.8	893.0	1,165.5

Deferred credits and other liabilities
Deferred income taxes	337.0	324.1	295.0
Regulatory income tax liability	65.4	66.3	69.4
Unamortized investment tax credits	38.5	39.0	40.6
Accrued mercury-related costs	27.3	30.0	—
Other	112.8	98.1	96.9

	581.0	557.5	501.9

Capitalization
Long-term debt	445.8	446.4	421.4
Preferred stock	6.1	6.1	6.4
Common equity
Common stock	110.6	111.0	113.4
Retained earnings	602.3	593.5	591.0
Unearned compensation	(.4)	—	—
Accumulated other comprehensive income (loss)	1.5	(.3)	(1.9)

	1,165.9	1,156.7	1,130.3

	$2,576.7	$2,607.2	$2,797.7

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 6

Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the consolidated financial statement notes included in the Nicor Inc. (Nicor) 2001 Annual Report on Form 10-K/A (Amendment No. 1).

ACCOUNTING POLICIES

Gas in storage.    The gas distribution segment’s inventory is carried at cost on a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

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

	March 31 2002	December 31 2001	March 31 2001
Deferred (accrued) gas cost	$(47.3)	$(108.2)	$(74.2)
Regulatory income tax liability	(65.4)	(66.3)	(69.4)
Unamortized loss on reacquired debt	19.9	20.0	15.2
Deferred (accrued) environmental costs	(4.0)	(6.0)	(.5)

	$(96.8)	$(160.5)	$(128.9)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at March 31, 2002, December 31, 2001 and March 31, 2001 was $589.2 million, $577.1 million and $541.2 million, respectively.

Revenue taxes.    Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2002 and 2001 were $35.5 million and $65.3 million, respectively.

Depreciation.    Depreciation for the gas distribution segment is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Nicor Inc.	Page 7

Notes to the Consolidated Financial Statements (Unaudited) (continued)

FIRST QUARTER RESTATEMENT AS FILED ON FORM 10-Q/A AMENDMENT NO. 1

The company restated and reduced its first quarter 2002 results to correct for $4.3 million of pretax charges related to Nicor Energy and to defer a previously recognized $2.3 million pretax gain related to the termination of an interest rate hedging instrument. These restatements had the following effect on the first quarter of 2002 (in millions):

	As Previously Reported	As Restated
Income before income taxes	$58.9	$52.3
Net income	39.9	35.5
Earnings per average share of common stock:
Basic	.90	.80
Diluted	.90	.80

FIRST QUARTER RECLASSIFICATIONS AS FILED ON FORM 10-Q/A AMENDMENT NO. 2

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

Nicor Inc.	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended March 31

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues
Gas distribution	$519.5	$1,346.5	$519.5	$1,346.5
Shipping	59.8	58.7	59.8	58.7
Other	37.7	68.5	9.3	5.7

	617.0	1,473.7	588.6	1,410.9
Operating expenses
Gas distribution
Cost of gas	318.2	1,111.6	315.0	1,105.4
Operating and maintenance	46.4	45.9	49.5	51.3
Depreciation	56.6	54.5	56.6	55.3
Taxes, other than income taxes	40.3	69.9	40.3	69.9
Mercury-related costs (recoveries)	.2	—	.2	—
Property sale (gains) losses	—	—	(3.4)	(.2)
Shipping	56.6	55.4	55.7	55.4
All other	37.1	68.4	9.2	5.5

	555.4	1,405.7	523.1	1,342.6

Operating income	61.6	68.0	65.5	68.3

Equity investment income (loss)	(4.6)	1.9	(4.6)	1.9
Other income (expense), net	5.0	2.7	1.1	2.4
Interest expense, net of amounts capitalized	9.7	14.3	9.7	14.3

Income before income taxes	52.3	58.3	52.3	58.3
Income taxes	16.8	19.5	16.8	19.5

Net income	$35.5	$38.8	$35.5	$38.8

Nicor Inc.	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of March 31

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Cash and cash equivalents	$12.3	$49.0	$14.0	$51.8
Short-term investments	28.7	47.6	28.7	47.6
Receivables, less allowances	357.1	707.2	357.1	707.2
Notes receivable—joint ventures	41.6	2.4	41.6	2.4
Gas in storage	25.0	11.5	25.0	11.5
Deferred income taxes	33.7	60.2	39.4	48.6
Other	22.8	15.7	24.1	15.6

Total current assets	521.2	893.6	529.9	884.7

Property, plant and equipment	3,769.6	3,600.8	3,769.6	3,600.8
Less accumulated depreciation	2,017.5	1,902.9	2,017.5	1,902.9

Net property, plant and equipment	1,752.1	1,697.9	1,752.1	1,697.9

Prepaid pension costs	167.5	151.0	167.5	151.0
Other assets	120.0	89.5	120.0	89.4

	$2,560.8	$2,832.0	$2,569.5	$2,823.0

Liabilities and Capitalization
Long-term obligations due within one year	$—	$75.0	$—	$75.0
Short-term borrowings	217.0	291.0	217.0	291.0
Accounts payable	334.3	398.3	337.1	401.1
Temporary LIFO liquidation	115.0	125.7	115.0	125.7
Accrued gas costs	58.9	128.7	50.7	128.0
Accrued mercury-related costs	6.3	61.0	6.3	61.0
Accrued dividends payable	20.4	20.0	20.4	20.0
Other	29.7	73.1	43.8	62.1

Total current liabilities	781.6	1,172.8	790.3	1,163.9

Deferred income taxes	340.9	300.3	340.9	300.3
Regulatory income tax liability	65.4	69.4	65.4	69.4
Unamortized investment tax credits	38.5	40.6	38.5	40.6
Accrued mercury-related costs	27.3	—	27.3	—
Other	118.9	100.6	118.9	100.5

Total deferred credits and other liabilities	591.0	510.9	591.0	510.8

Long-term debt	445.8	421.4	445.8	421.4
Preferred stock	6.1	6.3	6.1	6.3
Common equity	736.3	720.6	736.3	720.6

Total capitalization	1,188.2	1,148.3	1,188.2	1,148.3

	$2,560.8	$2,832.0	$2,569.5	$2,823.0

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Inc.	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Energy trading activities.    Nicor has changed its presentation of the results of operations of the energy trading activities of Nicor Enerchange. Under the new presentation, all cost of gas and all mark-to-market gains and losses, whether realized or unrealized, are included in (netted against) revenues. The reclassification of these gains and losses decreased both other operating revenues and other operating expenses in equal and offsetting amounts, and thus did not impact operating income. The amounts reclassified for the quarters ended March 31, 2002 and 2001 were $29.4 million and $63.1 million, respectively.

Cost of gas used in company operations.    Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified for the quarters ended March 31, 2002 and 2001 were $3.2 million and $6.2 million, respectively.

Other income (expense) items.    Nicor has also changed its presentation of various items previously reported as nonoperating. The company believes these items are more commonly reflected in operating income.

FIRST QUARTER RESTATEMENT AS FILED ON FORM 10-Q/A AMENDMENT NO. 2

Beginning in July of 2002, an investigation of natural gas purchases, sales, transportation and storage activities was undertaken by a special committee of independent Nicor directors. The special committee of independent directors identified various accounting and other errors. As a result, the annual financial statements for 2001, 2000, and 1999 and the interim financial statements for 2002 and 2001 have been restated to correct these errors, as well as to correct other errors unrelated to the investigation of the special committee. In addition, certain reclassifications were made as discussed in the First Quarter Reclassifications as Filed on Form 10-Q/A Amendment No. 2 note beginning on page 7.

The impact of the adjustments is summarized in the following tables, which are followed by a description of the significant adjustments recorded. The amounts in the following tables are in millions, except for the earnings per share amounts.

Nicor Inc.	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the quarter ended March 31, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$519.5	$(.8)	$518.7
Shipping	59.8	—	59.8
Other	9.3	.2	9.5

	588.6	(.6)	588.0

Operating expenses
Gas distribution
Cost of gas	315.0	—	315.0
Operating and maintenance	49.5	(.1)	49.4
Depreciation	56.6	—	56.6
Taxes, other than income taxes	40.3	—	40.3
Mercury-related costs (recoveries)	.2	—	.2
Property sale (gains) losses	(3.4)	—	(3.4)
Shipping	55.7	—	55.7
All other	9.2	—	9.2

	523.1	(.1)	523.0

Operating income	65.5	(.5)	65.0
Equity investment income (loss)	(4.6)	2.3	(2.3)
Other income (expense), net	1.1	—	1.1
Interest expense, net of amounts capitalized	9.7	—	9.7

Income before income taxes	52.3	1.8	54.1
Income taxes	16.8	.8	17.6

Net income	$35.5	$1.0	$36.5

Earnings per average share of common stock
Basic	$.80		$.82
Diluted	.80		.82

(1) Includes the restatement discussed in the First Quarter Restatement as Filed on Form 10-Q/A Amendment No. 1 section on page 7, and certain reclassifications discussed in the First Quarter Reclassifications as Filed on Form 10-Q/A Amendment No. 2 section beginning on page 7.

Nicor Inc.	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the quarter ended March 31, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$1,346.5	$(20.8)	$1,325.7
Shipping	58.7	—	58.7
Other	5.7	—	5.7

	1,410.9	(20.8)	1,390.1

Operating expenses
Gas distribution
Cost of gas	1,105.4	—	1,105.4
Operating and maintenance	51.3	1.1	52.4
Depreciation	55.3	—	55.3
Taxes, other than income taxes	69.9	—	69.9
Mercury-related costs (recoveries)	—	—	—
Property sale (gains) losses	(.2)	—	(.2)
Shipping	55.4	(.3)	55.1
All other	5.5	.1	5.6

	1,342.6	.9	1,343.5

Operating income	68.3	(21.7)	46.6
Equity investment income (loss)	1.9	(4.0)	(2.1)
Other income (expense), net	2.4	.1	2.5
Interest expense, net of amounts capitalized	14.3	.1	14.4

Income before income taxes	58.3	(25.7)	32.6
Income taxes	19.5	(10.2)	9.3

Net income	$38.8	$(15.5)	$23.3

Earnings per average share of common stock
Basic	$.85		$.51
Diluted	.85		.51

(1) Includes the restatement discussed in the First Quarter Restatement as Filed on Form 10-Q/A Amendment No. 1 section on page 7, and certain reclassifications discussed in the First Quarter Reclassifications as Filed on Form 10-Q/A Amendment No. 2 section beginning on page 7.

Nicor Inc.	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported (1)	Adjustments	As Restated
As of March 31, 2002
Assets
Receivables, less allowances	$357.1	$(.5)	$356.6
Gas in storage	25.0	3.1	28.1
Deferred income taxes	39.4	5.9	45.3
Other current assets	24.1	1.7	25.8
Other noncurrent assets	120.0	(3.0)	117.0
Total assets	2,569.5	7.2	2,576.7
Liabilities and capitalization
Accounts payable	337.1	47.5	384.6
Temporary LIFO liquidation	115.0	9.5	124.5
Accrued gas costs	50.7	(3.4)	47.3
Other current liabilities	43.8	(14.1)	29.7
Common equity	736.3	(22.3)	714.0
As of March 31, 2001
Assets
Receivables, less allowances	$707.2	$(22.3)	$684.9
Gas in storage	11.5	.7	12.2
Property, plant and equipment, net	1,697.9	11.5	1,709.4
Prepaid pension costs	151.0	(10.8)	140.2
Total assets	2,823.0	(25.3)	2,797.7
Liabilities and capitalization
Accounts payable	401.1	15.9	417.0
Temporary LIFO liquidation	125.7	54.8	180.5
Accrued gas costs	128.0	(53.8)	74.2
Other current liabilities	62.1	(15.3)	46.8
Deferred income taxes	300.3	(5.3)	295.0
Other deferred credits and liabilities	100.5	(3.6)	96.9
Common equity	720.6	(18.1)	702.5

(1) Includes the restatement discussed in the First Quarter Restatement as Filed on Form 10-Q/A Amendment No. 1 section on page 7, and certain reclassifications discussed in the First Quarter Reclassifications as Filed on Form 10-Q/A Amendment No. 2 section beginning on page 7.

Nicor Inc.	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Gas purchase adjustments.    Gas distribution segment results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies - Performance-Based Rate Plan note beginning on page 18. These adjustments reduced operating revenues for the quarters ended March 31, 2002 and 2001 by $.7 million and $20.8 million, respectively, for revised PBR plan results, and resulted in increased operating costs of $1.0 million in the 2001 quarter. These adjustments reduced March 31, 2002 and 2001 quarterly net income by $.4 million and $13.2 million, respectively. In addition, certain balance sheet accounts were also significantly affected at March 31, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 13.

Other adjustments.    Nicor has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included primarily adjustments to previously recorded equity in earnings of Nicor Energy, a 50-percent-owned retail energy marketing joint venture. The adjustments for these other matters increased (reduced) previously reported net income for the quarters ended March 31, 2002 and 2001 by $1.4 million and $(2.3) million, respectively.

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

Nicor Inc.	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Energy trading accounting methods.    In October 2002, the Emerging Issues Task Force (EITF) voted to rescind EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective in 2003. EITF 98-10 applies to Nicor’s wholesale natural gas marketing business, Nicor Enerchange. Effective with the rescission, Nicor Enerchange will apply accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage contracts.

Energy trading revenues.    In June 2002, the EITF reached a consensus on one item under review in Issue 02-03 requiring all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) to be shown net in revenue with a corresponding reclassification of prior years’ financial statements. Although the EITF’s October 2002 rescission of the consensus reached in Issue 98-10 affected certain elements of the consensus reached in Issue 02-03, the conclusion that all mark-to-market gains and losses arising from trading energy derivative contracts should be reported net in revenues continues in effect. Previously reported results of operations have been reclassified to conform with the presentation specified in Issue 02-03. The implementation of this change reduced the revenues and operating expenses of Nicor in equal and offsetting amounts. It did not have any impact on Nicor’s financial condition or results of operations.

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

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $65.3 million, $89.7 million and $188.1 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively, related primarily to gas distribution operations.

INCOME TAXES

The company’s effective income tax rate increased for the 2002 three-month period, despite the favorable completion of an income tax audit in the first quarter of 2002, because tax credits and permanent tax differences are a smaller share of higher pretax income.

Nicor Inc.	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

BUSINESS SEGMENT INFORMATION

Financial data by business segment is presented below (in millions):

	Three months ended March 31
	2002	2001
Operating revenues
Gas distribution	$518.7	$1,325.7
Shipping	59.8	58.7
Other energy ventures	9.3	5.7
Corporate and eliminations	.2	—

	$588.0	$1,390.1

Operating income (loss)
Gas distribution	$60.6	$42.9
Shipping	4.1	3.6
Other energy ventures	.6	.9
Corporate and eliminations	(.3)	(.8)

	$65.0	$46.6

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

	Three months ended March 31
	2002	2001
Nicor Energy	$(2.9)	$(2.2)
Cargo container leasing business	1.0	1.0
All other	(.4)	(.9)

	$(2.3)	$(2.1)

Nicor Inc.	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	Three months ended March 31
	2002	2001
Interest income	$.9	$2.5
Other income	.3	.1
Other expense	(.1)	(.1)

	$1.1	$2.5

COMPREHENSIVE INCOME

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

	Three months ended March 31
	2002	2001
Net income	$36.5	$23.3
Other comprehensive income (loss), net of tax	1.8	(1.0)

Total comprehensive income	$38.3	$22.3

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures.

Nicor Inc.	Page 18

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $1.1 million for these services for the three - month period ended March 31, 2002.

At March 31, 2002, Nicor had $9.9 million of short-term notes receivable at market interest rates due from Nicor Energy, a 50/50 joint venture with Dynegy Inc. In addition, Nicor has entered into various transactions with Nicor Energy, which are described within the Nicor Energy section of Contingencies on page 20.

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

Nicor Inc.	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was reduced by $.4 million and $13.2 million for the first quarter of 2002 and 2001, respectively.

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

Nicor Inc.	Page 20

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In April 2002, Nicor and Dynegy renegotiated their joint venture agreement, extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture’s primary energy supplier. Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy. Nicor Energy is in the process of disposing of its customer acccounts, and in February 2003 Nicor Energy announced that it disposed of approximately 132,000 commercial and residential customer accounts, representing about 40 percent of its estimated annual revenue. At September 30, 2002, Nicor’s investment in Nicor Energy was written down to zero due to the likelihood at that time that Nicor ultimately would not recover its investment balance. In addition, in October 2002, Dynegy announced it is exiting the marketing and trading business. Dynegy has indicated its intention to discontinue its role as Nicor Energy’s primary energy supplier after March 31, 2003. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

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

Nicor Inc.	Page 21

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 22

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 23

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through March 31, 2002, the company incurred $105.4 million in associated costs, leaving a $33.6 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company

Nicor Inc.	Page 24

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Through March 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $2.8 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

Nicor Inc.	Page 25

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

dismissed the company’s case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas’ petition for leave to appeal to the Illinois Supreme Court was denied in December of 2002. All recoveries are refunded to the company’s customers.

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

Nicor Inc.	Page 26

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Inc. (Nicor) 2001 Annual Report on Form 10-K/A (Amendment No. 1).

The company has restated its financial statements for 2001, 2000 and 1999, and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies - Performance-Based Rate Plan beginning on page 29 and the Notes to the Consolidated Financial Statements - First Quarter Restatement as Filed on Form 10-Q/A Amendment No. 1 on page 7, - First Quarter Reclassifications as Filed on Form 10-Q/A Amendment No. 2 beginning on page 7, - First Quarter Restatement as Filed on Form 10-Q/A Amendment No. 2 beginning on page 10, and - Contingencies - Performance-Based Rate Plan beginning on page 18.

SUMMARY

Nicor’s first quarter 2002 diluted earnings per common share was $.82 compared to $.51 in the first quarter 2001. Net income for the 2002 quarter increased to $36.5 million compared with $23.3 million a year ago. The 2002 increase was primarily related to higher operating income in the gas distribution segment, resulting from reduced performance-based rate (PBR) plan losses. Also contributing to the improvement was lower net interest expense. Per share results were favorably affected by the company’s common stock repurchase program.

Operating income.    Operating income (loss) by major business segment is presented below (in millions):

	Three months ended March 31
	2002	2001
Gas distribution	$60.6	$42.9
Shipping	4.1	3.6
Other energy ventures	.6	.9
Corporate and eliminations	(.3)	(.8)

	$65.0	$46.6

The following summarizes operating income comparisons for major business segments:

•	Gas distribution operating income increased from $42.9 million in the first quarter of 2001 to $60.6 million in 2002. The gas distribution segment’s operating income included a $2.2 million gain from the PBR plan in the first quarter of 2002 compared to a $18.3 million loss in the 2001 quarter. The positive effect of the improved PBR plan results on the quarter-to-quarter comparison was offset partially by smaller pension credits ($3.5 million) in the 2002 period. In addition, the 2002 quarter’s operating results were negatively impacted by warmer weather ($6.3 million) compared to the prior year. The negative effect of the warmer weather on operating income was offset partially by the impact of increased weather protection benefits ($3.5 million) recorded in 2002.

Nicor Inc.	Page 27

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Containerized shipping’s operating income increased $.5 million compared to a year ago. The positive effects of higher volumes shipped ($3.2 million), increased property sale gains ($.9 million), and lower general and administrative expenses ($.5 million) were partially offset by higher operating and maintenance expenses ($2.4 million) and lower average rates ($2.0 million), resulting from soft economic conditions in the U.S. and Caribbean region.

•	Operating income from Nicor’s other energy ventures reflects improved results at Nicor’s wholesale natural gas marketing business ($.4 million), lower operating results at Nicor’s energy system development business ($.3 million) and losses from energy system development contracts ($.4 million).

Equity investment income (loss).    Equity investment income (loss) decreased to ($2.3) million in the first quarter of 2002 from ($2.1) million a year ago. Lower results at Nicor Energy ($.7 million) were partially offset by smaller losses from the company’s investments in affordable housing partnerships ($.3 million).

Other income (expense).    Other income (expense) decreased from $2.5 million in the first quarter of 2001 to $1.1 million in the first quarter of 2002 due to lower interest income ($1.6 million) in 2002. The decrease in interest income was related to both lower interest rates and investment levels.

Interest expense.    Interest expense for the three-month period decreased $4.7 million to $9.7 million in 2002 due to the effect of lower average borrowing levels and interest rates. Reduced gas procurement costs contributed to the lower borrowing levels.

Income taxes.    The company’s effective income tax rate increased for the 2002 three-month period, despite the favorable completion of an income tax audit in the first quarter of 2002, because tax credits and permanent tax differences are a smaller share of higher pretax income.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor’s results of operations.

Operating revenues.    Operating revenues by major business segment are presented below (in millions):

	Three months ended March 31
	2002	2001
Gas distribution	$518.7	$1,325.7
Shipping	59.8	58.7
Other energy ventures	9.3	5.7
Corporate and eliminations	.2	—

	$588.0	$1,390.1

Nicor Inc.	Page 28

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution revenues declined significantly in the first quarter of 2002 compared with a year ago due primarily to lower natural gas costs, which are passed directly through to customers without markup. The revenue effect of the lower natural gas costs in 2002 is approximately $770 million. First quarter 2002 shipping revenues reflect the effect of a small increase in volumes shipped ($3.2 million) compared to a year ago partially offset by lower average rates ($2.0 million). The increase in volume-related revenues relates primarily to an acquisition. The slow economy in the Caribbean region continues to put pressure on shipping segment average rates. The increase in revenues for other energy ventures was due primarily to new customers and products at Nicor Services ($1.6 million), a retail energy-related products and services business.

Gas distribution margin.    Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased $13.2 million to $168.2 million in the first quarter of 2002. The increase was primarily the result of a $2.2 million gain from the PBR plan recorded in the first quarter of 2002 compared to a $18.3 million loss recorded in the first quarter of 2001. Negatively affecting margin in 2002 were lower customer finance charges ($3.3 million) and the impact of lower deliveries resulting from 12 percent warmer weather than the prior year ($6.3 million), the effects of which were partially offset by $3.5 million of weather protection benefits recorded in 2002.

Gas distribution operating and maintenance expense.    Gas distribution operating and maintenance expenses decreased $3.0 million in the first quarter of 2002 to $49.4 million. The decrease from the prior year period was due primarily to lower costs of natural gas used to operate company equipment and facilities ($3.0 million), decreased bad debt expense ($2.9 million) and lower information technology costs ($1.0 million). The decreases in the costs to operate company equipment and facilities and bad debt expense resulted from lower natural gas prices. Partially offsetting these positive factors were smaller pension credits ($3.5 million) and higher health care costs ($1.2 million).

Shipping operating expenses.    Shipping segment operating expenses rose to $55.7 million in the first quarter of 2002 from $55.1 million in the 2001 period due primarily to higher operating and maintenance expenses related to increased volumes shipped. Increased costs related to the higher volumes included higher transportation expenses ($2.0 million) and greater leased equipment costs ($1.0 million). These increased costs were partially offset by increased property sale gains ($.9 million), lower general and administrative expenses ($.5 million) and lower fuel costs ($.3 million).

All other operating expenses.    The increase in all other operating expenses was due primarily to increased expenses at Nicor Services ($1.4 million) associated largely with the addition of new customers and products. Increased expenses related to energy system development contracts ($1.1 million) also contributed to the higher operating expenses.

Nicor Inc.	Page 29

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.    Net cash flow provided from operating activities decreased $39.3 million to $134.1 million in the first quarter from $173.4 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities.    Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At March 31, 2002, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings up to $415 million, and the company had $217 million of commercial paper borrowings outstanding.

Under an existing common stock repurchase program, Nicor purchased and retired 261,000 common shares during the first quarter of 2002 at an aggregate cost of $10.9 million. Purchases may be made from time to time through open market transactions and to the extent cash flow is available after other investment opportunities.

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies.    The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements—New Accounting Pronouncements beginning on page 14.

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

Nicor Inc.	Page 30

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was

Nicor Inc.	Page 31

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

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

In addition to the corrections relating to the Report, as a result of management and audit reviews, the company also increased 2001 gas costs for transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was reduced by $.4 million and $13.2 million for the first quarter of 2002 and 2001, respectively.

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

Nicor Inc.	Page 32

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Nicor Energy.    Significant developments have occurred since 2001 relating to Nicor’s 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements – Contingencies – Nicor Energy on page 20.

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

Securities Class Actions.    Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements – Contingencies – Securities Class Actions beginning on page 21.

Nicor Inc.	Page 33

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated lawsuit. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements – Contingencies – Shareholder Derivative Lawsuits on page 21.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 22.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements – Contingencies – Manufactured Gas Plant Sites beginning on page 24.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements – Contingencies beginning on page 18.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas, electricity and fuel commodity prices and interest rates. There has been no material change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Inc.	Page 34

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended March 31
	2002	2001
Operating revenues (millions)
Sales
Residential	$340.2	$993.2
Commercial	64.3	188.5
Industrial	10.7	29.9

	415.2	1,211.6

Transportation
Residential	3.1	2.9
Commercial	25.7	27.8
Industrial	11.0	12.0
Other	2.5	3.9

	42.3	46.6

Other revenues
Revenue taxes	36.4	66.5
Environmental cost recovery	12.0	10.3
Performance-based rate plan	2.2	(18.3)
Chicago Hub	3.3	2.8
Other	7.3	6.2

	61.2	67.5

	$518.7	$1,325.7

Deliveries (Bcf)
Sales
Residential	94.7	102.4
Commercial	17.2	19.3
Industrial	3.1	3.1

	115.0	124.8

Transportation
Residential	3.2	3.0
Commercial	39.8	40.9
Industrial	37.7	39.7

	80.7	83.6

	195.7	208.4

Customers at end of period (thousands)
Sales
Residential	1,777.0	1,756.7
Commercial	105.5	101.1
Industrial	6.9	6.7

	1,889.4	1,864.5

Transportation
Residential	58.2	51.3
Commercial	64.7	67.2
Industrial	6.9	7.3

	129.8	125.8

	2,019.2	1,990.3

Other statistics
Degree days	2,723	3,104
Average gas cost per Mcf sold	$2.71	$8.83

Nicor Inc.	Page 35

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

	Three months ended March 31
	2002	2001
TEUs shipped (thousands)
Southbound	31.9	31.0
Northbound	4.2	4.6
Interisland	3.0	1.5

	39.1	37.1

Other statistics
Revenue per TEU	$1,532	$1,583
Ports served	21	22
Vessels operated	16	17

Nicor Inc.	Page 36

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management’s Discussion and Analysis - Market Risk on page 33, which is incorporated herein by reference.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis - Contingencies beginning on page 29 and the Notes to the Consolidated Financial Statements - Contingencies beginning on page 18, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)    See Exhibit Index beginning on page 39 filed herewith.

(b)    The company did not file a report on Form 8-K during the first quarter of 2002.

Nicor Inc.	Page 37

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

Date March 7, 2003	By:	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 38

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ THOMAS L. FISHER
Thomas L. Fisher Chairman and Chief Executive Officer

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 39

Exhibit Index

Exhibit Number	Description of Document

3.01 *	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02 *	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03 *	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04 *	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05 *	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06 *	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07 *	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08 *	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09 *	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

10.01 *	2002 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2002, Nicor Inc., Exhibit 10.01.)

10.02 *	2002 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for March 2002, Nicor Inc., Exhibit 10.02.)

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nicor Inc.	Page 40

Exhibit Index (concluded)

Exhibit Number	Description of Document

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.