Form 10-Q/A
period 2002-06-30
NICOR INC
filed 2003-03-10
CIK 72020

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

Shares of common stock, par value $2.50, outstanding at February 28, 2003, were 44,013,536.

Nicor Inc.	Page i

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days per year.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.	Page 1

INTRODUCTORY NOTE

This amendment to Nicor Inc.’s (Nicor) Interim Report on Form 10-Q initially filed with the Securities and Exchange Commission on August 14, 2002, is being filed to reflect the restatement of Nicor Inc.’s unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements—Gas distribution segment results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor. These adjustments increased (decreased) net income for the quarter and year-to date periods ended June 30, 2002 by $1.0 million and $.6 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001, by $(5.4) million and $(18.7) million, respectively.

In addition, Nicor has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments increased (decreased) previously reported net income for the quarter and year-to-date periods ended June 30, 2002 by $1.0 million and $2.4 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001 by $(.7) million and $(2.9) million, respectively.

•	Reclassifications—The accompanying unaudited interim financial information has been reclassified to conform to the presentation adopted by Nicor in the third quarter of 2002. In addition, Nicor changed its income statement presentation of revenues and expenses from its energy trading activities, the cost of gas used to operate company equipment and facilities, and various other items. Reclassifications had no impact on net income for the quarter and year-to-date periods ended June 30, 2002 and 2001, respectively.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements - Reclassifications and - Restatement sections beginning on page 7.

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

PART I—FINANCIAL INFORMATION

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

Nicor Inc.	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated (1) )

(millions, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2002	2001	2002	2001
Operating revenues
Gas distribution (includes revenue taxes of $20.4, $20.6, $56.8 and $87.1, respectively)	$279.8	$265.6	$798.5	$1,591.3
Shipping	65.2	54.3	125.0	113.0
Other	7.2	7.9	16.7	13.6

	352.2	327.8	940.2	1,717.9

Operating expenses
Gas distribution
Cost of gas	146.9	141.3	461.9	1,246.7
Operating and maintenance	45.8	41.0	95.2	93.4
Depreciation	22.6	22.0	79.2	77.3
Taxes, other than income taxes	23.4	23.9	63.7	93.8
Mercury-related costs (recoveries)	—	(2.1)	.2	(2.1)
Property sale (gains) losses	—	(.1)	(3.4)	(.3)
Shipping	61.3	50.3	117.0	105.4
All other	8.5	7.8	17.7	13.4

	308.5	284.1	831.5	1,627.6

Operating income	43.7	43.7	108.7	90.3

Equity investment income (loss)	(2.6)	(3.2)	(4.9)	(5.3)

Other income (expense), net	.7	2.2	1.8	4.7

Interest expense, net of amounts capitalized	8.9	12.1	18.7	26.5

Income before income taxes	32.9	30.6	86.9	63.2

Income taxes	10.5	10.0	28.0	19.3

Net income	22.4	20.6	58.9	43.9

Dividends on preferred stock	.1	—	.1	.1

Earnings applicable to common stock	$22.3	$20.6	$58.8	$43.8

Average shares of common stock outstanding
Basic	44.1	45.4	44.2	45.4
Diluted	44.4	45.5	44.5	45.5

Earnings per average share of common stock
Basic	$.51	$.45	$1.33	$.97
Diluted	.50	.45	1.32	.96

Dividends declared per share of common stock	$.46	$.44	$.92	$.88

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated (1) )

(millions)

	Six months ended June 30
	2002	2001
Operating activities
Net income	$58.9	$43.9
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	87.8	85.4
Deferred income tax expense	24.6	16.9
Gain on sale of property, plant and equipment	(4.5)	(.7)
Changes in assets and liabilities:
Receivables, less allowances	132.2	307.7
Gas in storage	2.8	5.7
Deferred/accrued gas costs	(73.5)	171.3
Prepaid pension costs	(6.4)	(16.0)
Other assets	1.0	1.5
Accounts payable	(67.6)	(357.9)
Accrued mercury-related costs	(4.2)	(23.8)
Temporary LIFO liquidation	93.5	68.3
Other liabilities	13.5	(8.3)
Other	6.5	6.0

Net cash flow provided from operating activities	264.6	300.0

Investing activities
Capital expenditures	(91.9)	(73.4)
Net decrease (increase) in short-term investments	13.4	(3.1)
Loans to joint ventures	(55.1)	(9.0)
Repayments from joint ventures	85.0	.6
Investment in joint venture	(16.5)	—
Business acquisitions	(10.2)	—
Net proceeds from sale of property, plant and equipment	7.8	1.4
Other	1.1	—

Net cash flow used for investing activities	(66.4)	(83.5)

Financing activities
Net proceeds from issuing long-term debt	49.9	123.7
Disbursements to retire long-term debt	—	(50.0)
Short-term borrowings (repayments), net	(184.0)	(290.0)
Dividends paid	(40.0)	(39.0)
Disbursements to reacquire stock	(25.1)	(10.7)
Other	3.6	(.2)

Net cash flow used for financing activities	(195.6)	(266.2)

Net increase (decrease) in cash and cash equivalents	2.6	(49.7)

Cash and cash equivalents, beginning of period	14.0	62.7

Cash and cash equivalents, end of period	$16.6	$13.0

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated (1) )

(millions)

	June 30 2002	December 31 2001	June 30 2001
Assets
Current assets
Cash and cash equivalents	$16.6	$14.0	$13.0
Short-term investments, at cost which approximates market	20.8	34.2	46.1
Receivables, less allowances of $13.0, $12.3 and $19.1, respectively	218.8	351.0	351.8
Notes receivable—joint ventures	1.3	31.2	9.5
Gas in storage	40.6	43.4	28.4
Deferred income taxes	39.7	45.5	36.6
Other	31.2	36.2	44.7

	369.0	555.5	530.1

Property, plant and equipment, at cost
Gas distribution	3,491.9	3,425.6	3,353.3
Shipping	307.7	304.7	289.7
Other	3.9	2.7	2.1

	3,803.5	3,733.0	3,645.1
Less accumulated depreciation	2,037.8	1,964.4	1,921.7

	1,765.7	1,768.6	1,723.4

Prepaid pension costs	170.7	164.3	148.3
Other assets	145.8	118.8	94.3

	$2,451.2	$2,607.2	$2,496.1

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$100.0	$—	$125.0
Short-term borrowings	93.0	277.0	152.0
Accounts payable	387.5	455.1	303.7
Temporary LIFO liquidation	93.5	—	68.3
Accrued gas costs	34.7	108.2	95.8
Accrued mercury-related costs	4.2	7.0	54.2
Accrued dividends payable	20.3	19.6	20.0
Other	23.6	26.1	34.9

	756.8	893.0	853.9

Deferred credits and other liabilities
Deferred income taxes	344.8	324.1	308.3
Regulatory income tax liability	64.4	66.3	68.4
Unamortized investment tax credits	38.0	39.0	40.1
Accrued mercury-related costs	28.6	30.0	—
Other	115.2	98.1	99.7

	591.0	557.5	516.5

Capitalization
Long-term debt	395.9	446.4	421.1
Preferred stock	6.0	6.1	6.0
Common equity
Common stock	110.1	111.0	113.1
Retained earnings	593.6	593.5	586.4
Unearned compensation	(.4)	—	—
Accumulated other comprehensive income (loss)	(1.8)	(.3)	(.9)

	1,103.4	1,156.7	1,125.7

	$2,451.2	$2,607.2	$2,496.1

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 6

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

	June 30 2002	December 31 2001	June 30 2001
Deferred (accrued) gas cost	$(34.7)	$(108.2)	$(95.8)
Regulatory income tax liability	(64.4)	(66.3)	(68.4)
Unamortized loss on reacquired debt	19.5	20.0	14.9
Deferred (accrued) environmental costs	(11.5)	(6.0)	(9.2)

	$(91.1)	$(160.5)	$(158.5)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at June 30, 2002, December 31, 2001 and June 30, 2001 was $601.3 million, $577.1 million and $553.2 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2002 were $19.7 million and $55.2 million, respectively, and $19.7 million and $85.0 million, respectively, for the same periods ended June 30, 2001.

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

Nicor Inc.	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended June 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues
Gas distribution	$277.3	$273.5	$277.3	$273.5
Shipping	65.2	54.3	65.2	54.3
Other	49.3	45.2	9.5	8.0

	391.8	373.0	352.0	335.8

Operating expenses
Gas distribution
Cost of gas	148.3	143.5	146.9	141.3
Operating and maintenance	44.4	37.5	45.8	39.4
Depreciation	22.6	21.7	22.6	22.0
Taxes, other than income taxes	24.1	23.9	24.1	23.9
Mercury-related costs (recoveries)	—	(2.1)	—	(2.1)
Property sale (gains) losses	—	—	—	(.1)
Shipping	61.5	50.7	61.3	50.3
All other	48.6	44.9	8.9	7.7

	349.5	320.1	309.6	282.4

Operating income	42.3	52.9	42.4	53.4

Equity investment income (loss)	(4.9)	(3.1)	(4.9)	(3.1)
Other income (expense), net	.8	2.8	.6	2.3
Interest expense, net of amounts capitalized	8.7	11.9	8.6	11.9

Income before income taxes	29.5	40.7	29.5	40.7
Income taxes	9.1	14.0	9.1	14.0

Net income	$20.4	$26.7	$20.4	$26.7

Nicor Inc.	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the six months ended June 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues
Gas distribution	$796.8	$1,620.1	$796.8	$1,620.1
Shipping	125.0	113.0	125.0	113.0
Other	87.0	113.6	18.8	13.6

	1,008.8	1,846.7	940.6	1,746.7

Operating expenses
Gas distribution
Cost of gas	466.5	1,255.0	461.9	1,246.7
Operating and maintenance	90.8	83.4	95.3	90.7
Depreciation	79.2	76.3	79.2	77.3
Taxes, other than income taxes	64.4	93.9	64.5	93.8
Mercury-related costs (recoveries)	.2	(2.1)	.2	(2.1)
Property sale (gains) losses	—	—	(3.4)	(.3)
Shipping	118.1	106.1	117.0	105.7
All other	85.7	113.2	18.0	13.3

	904.9	1,725.8	832.7	1,625.1

Operating income	103.9	120.9	107.9	121.6

Equity investment income (loss)	(9.4)	(1.2)	(9.4)	(1.2)
Other income (expense), net	5.7	5.4	1.7	4.7
Interest expense, net of amounts capitalized	18.4	26.1	18.4	26.1

Income before income taxes	81.8	99.0	81.8	99.0
Income taxes	25.9	33.5	25.9	33.5

Net income	$55.9	$65.5	$55.9	$65.5

Nicor Inc.	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of June 30

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Cash and cash equivalents	$14.7	$11.5	$16.6	$13.0
Short-term investments	21.0	46.1	20.8	46.1
Receivables, less allowances	222.4	398.7	223.7	398.8
Notes receivable—joint ventures	1.4	9.6	1.3	9.5
Gas in storage	34.1	25.5	34.1	25.5
Deferred income taxes	28.1	48.1	33.8	36.6
Other	26.2	17.2	31.8	44.6

Total current assets	347.9	556.7	362.1	574.1

Property, plant and equipment	3,803.5	3,632.5	3,803.5	3,632.5
Less accumulated depreciation	2,037.8	1,920.7	2,037.8	1,920.7

Net property, plant and equipment	1,765.7	1,711.8	1,765.7	1,711.8

Prepaid pension costs	170.7	159.5	170.7	159.5
Other assets	146.2	99.1	146.3	99.0

	$2,430.5	$2,527.1	$2,444.8	$2,544.4

Liabilities and Capitalization
Long-term obligations due within one year	$100.0	$125.0	$100.0	$125.0
Short-term borrowings	93.0	152.0	93.0	152.0
Accounts payable	301.5	274.1	304.9	275.7
Temporary LIFO liquidation	114.6	29.1	114.6	29.1
Accrued gas costs	49.1	142.7	46.8	159.0
Accrued mercury-related costs	4.2	54.2	4.2	54.2
Accrued dividends payable	20.3	20.0	20.3	20.0
Other	23.6	54.7	36.8	54.2

Total current liabilites	706.3	851.8	720.6	869.2

Deferred income taxes	348.2	313.5	348.2	313.5
Regulatory income tax liability	64.4	68.4	64.4	68.4
Unamortized investment tax credits	38.0	40.1	38.0	40.1
Accrued mercury-related costs	28.6	—	28.6	—
Other	121.2	103.4	121.2	103.3

Total deferred credits and other liabilities	600.4	525.4	600.4	525.3

Long-term debt	395.9	421.1	395.9	421.1
Preferred stock	6.1	6.1	6.1	6.1
Common equity	721.8	722.7	721.8	722.7

Total capitalization	1,123.8	1,149.9	1,123.8	1,149.9

	$2,430.5	$2,527.1	$2,444.8	$2,544.4

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Inc.	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Energy trading activities. Nicor has changed its presentation of the results of operations of the energy trading activities of Nicor Enerchange. Under the new presentation, all costs of gas and all mark-to-market gains and losses, whether realized or unrealized, are included in (netted against) revenues. The reclassification of these gains and losses decreased both other operating revenues and other operating expenses in equal and offsetting amounts, and thus did not impact operating income. The amounts reclassified for the quarter and year-to-date periods ended June 30, 2002 were $41.6 million and $71.0 million, respectively, and the amounts reclassified for the quarter and year-to-date periods ended June 30, 2001 were $37.7 million and $100.8 million, respectively.

Cost of gas used in company operations. Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified for the quarters ended June 30, 2002 and 2001 were $1.4 million and $2.2 million, respectively. The amounts reclassified for the year-to-date periods ended June 30, 2002 and 2001 were $4.6 million and $8.3 million, respectively.

Other income (expense) items. Nicor has also changed its presentation of various items previously reported as nonoperating. The company believes these items are more commonly reflected in operating income.

RESTATEMENT

Beginning in July 2002, an investigation of natural gas purchases, sales, transportation and storage activities was undertaken by a special committee of independent Nicor directors. The special committee of independent directors identified various accounting and other errors. As a result, the annual financial statements for 2001, 2000, and 1999 and the interim financial statements for 2002 and 2001 have been restated to correct these errors, as well as to correct other errors unrelated to the investigation of the special committee. In addition, certain reclassifications were made as discussed in the Reclassifications note beginning on page 7.

The impact of the adjustments is summarized in the following tables, which are followed by a description of the significant adjustments recorded. The amounts in the following tables are in millions, except for the earnings per share amounts.

Nicor Inc.	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended June 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$277.3	$2.5	$279.8
Shipping	65.2	—	65.2
Other	9.5	(2.3)	7.2

	352.0	.2	352.2

Operating expenses
Gas distribution
Cost of gas	146.9	—	146.9
Operating and Maintenance	45.8	—	45.8
Depreciation	22.6	—	22.6
Taxes, other than income taxes	24.1	(.7)	23.4
Mercury-related costs (recoveries)	—	—	—
Property sale (gains) losses	—	—	—
Shipping	61.3	—	61.3
All other	8.9	(.4)	8.5

	309.6	(1.1)	308.5

Operating income	42.4	1.3	43.7

Equity investment income (loss)	(4.9)	2.3	(2.6)
Other income (expense), net	.6	.1	.7
Interest expense, net of amounts capitalized	8.6	.3	8.9

Income before income taxes	29.5	3.4	32.9
Income taxes	9.1	1.4	10.5

Net income	$20.4	$2.0	$22.4

Earnings per average share of common stock
Basic	$.46		$.51
Diluted	.46		.50

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended June 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$273.5	$(7.9)	$265.6
Shipping	54.3	—	54.3
Other	8.0	(.1)	7.9

	335.8	(8.0)	327.8

Operating expenses
Gas distribution
Cost of gas	141.3	—	141.3
Operating and maintenance	39.4	1.6	41.0
Depreciation	22.0	—	22.0
Taxes, other than income taxes	23.9	—	23.9
Mercury-related costs (recoveries)	(2.1)	—	(2.1)
Property sale (gains) losses	(.1)	—	(.1)
Shipping	50.3	—	50.3
All other	7.7	.1	7.8

	282.4	1.7	284.1

Operating income	53.4	(9.7)	43.7

Equity investment income (loss)	(3.1)	(.1)	(3.2)
Other income (expense), net	2.3	(.1)	2.2
Interest expense, net of amounts capitalized	11.9	.2	12.1

Income before income taxes	40.7	(10.1)	30.6
Income taxes	14.0	(4.0)	10.0

Net income	$26.7	$(6.1)	$20.6

Earnings per average share of common stock
Basic	$.59		$.45
Diluted	.59		.45

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the six months ended June 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$796.8	$1.7	$798.5
Shipping	125.0	—	125.0
Other	18.8	(2.1)	16.7

	940.6	(.4)	940.2

Operating expenses
Gas distribution
Cost of gas	461.9	—	461.9
Operating and maintenance	95.3	(.1)	95.2
Depreciation	79.2	—	79.2
Taxes, other than income taxes	64.5	(.8)	63.7
Mercury-related costs (recoveries)	.2	—	.2
Property sale (gains) losses	(3.4)	—	(3.4)
Shipping	117.0	—	117.0
All other	18.0	(.3)	17.7

	832.7	(1.2)	831.5

Operating income	107.9	.8	108.7

Equity investment income (loss)	(9.4)	4.5	(4.9)
Other income (expense), net	1.7	.1	1.8
Interest expense, net of amounts capitalized	18.4	.3	18.7

Income before income taxes	81.8	5.1	86.9
Income taxes	25.9	2.1	28.0

Net income	$55.9	$3.0	$58.9

Earnings per average share of common stock
Basic	$1.26		$1.33
Diluted	1.26		1.32

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the six months ended June 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues
Gas distribution	$1,620.1	$(28.8)	$1,591.3
Shipping	113.0	—	113.0
Other	13.6	—	13.6

	1,746.7	(28.8)	1,717.9

Operating expenses
Gas distribution
Cost of gas	1,246.7	—	1,246.7
Operating and maintenance	90.7	2.7	93.4
Depreciation	77.3	—	77.3
Taxes, other than income taxes	93.8	—	93.8
Mercury-related costs (recoveries)	(2.1)	—	(2.1)
Property sale (gains) losses	(.3)	—	(.3)
Shipping	105.7	(.3)	105.4
All other	13.3	.1	13.4

	1,625.1	2.5	1,627.6

Operating income	121.6	(31.3)	90.3

Equity investment income (loss)	(1.2)	(4.1)	(5.3)
Other income (expense), net	4.7	—	4.7
Interest expense, net of amounts capitalized	26.1	.4	26.5

Income before income taxes	99.0	(35.8)	63.2
Income taxes	33.5	(14.2)	19.3

Net income	$65.5	$(21.6)	$43.9

Earnings per average share of common stock
Basic	$1.44		$.97
Diluted	1.44		.96

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

As of June 30, 2002	As Previously Reported (1)	Adjustments	As Restated
Assets
Receivables, less allowances	$223.7	$(4.9)	$218.8
Gas in storage	34.1	6.5	40.6
Deferred income taxes	33.8	5.9	39.7
Other current assets	31.8	(.6)	31.2
Total assets	2,444.8	6.4	2,451.2

Liabilities and capitalization
Accounts payable	304.9	82.6	387.5
Temporary LIFO liquidation	114.6	(21.1)	93.5
Accrued gas costs	46.8	(12.1)	34.7
Other current liabilities	36.8	7.1	43.9
Common equity	721.8	(20.3)	701.5

As of June 30, 2001

Assets
Receivables, less allowances	$398.8	$(47.0)	$351.8
Gas in storage	25.5	2.9	28.4
Property, plant and equipment, net	1,711.8	11.6	1,723.4
Prepaid pension costs	159.5	(11.2)	148.3
Other assets	99.0	(4.7)	94.3
Total assets	2,544.4	(48.3)	2,496.1

Liabilities and capitalization
Temporary LIFO liquidation	29.1	39.2	68.3
Accrued gas costs	159.0	(63.2)	95.8
Other current liabilities	54.2	.7	54.9
Deferred income taxes	313.5	(5.2)	308.3
Other deferred credits and liabilities	103.3	(3.6)	99.7
Common equity	722.7	(24.1)	698.6

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Gas purchase adjustments. Gas distribution segment results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies—Performance-Based Rate Plan note beginning on page 21. These adjustments

Nicor Inc.	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

increased 2002 operating revenues for the three- and six-month periods ended June 30, 2002 by $2.0 million and $1.3 million, respectively, and reduced operating revenues for the three- and six-month periods ended June 30, 2001 by $7.8 million and $28.6 million for revised PBR plan results, and resulted in increased operating costs of $1.0 million and $2.0 million in the 2001 three- and six-month periods, respectively. These adjustments increased (reduced) 2002 and 2001 second quarter net income by $1.0 million and $(5.4) million, respectively, and year-to-date net income by $.6 million and $(18.7) million, respectively. In addition, certain balance sheet accounts were also significantly affected at June 30, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 16.

Other adjustments. Nicor has also recorded adjustments related to certain matters other than the gas-purchase adjustments discussed above. Those matters included (i) adjustments to previously recorded equity in earnings of Nicor Energy, a 50-percent-owned retail energy marketing joint venture, (ii) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (iii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. The adjustments for these other matters increased (decreased) previously reported net income for the quarters ended June 30, 2002 and 2001 by $1.0 million and $(.7) million, respectively, and increased (decreased) previously reported net income for the six months ended June 30, 2002 and 2001 by $2.4 million and $(2.9) million, respectively.

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

Nicor Inc.	Page 18

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

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $40.5 million, $89.7 million and $48.4 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively, related primarily to gas distribution operations.

Nicor Inc.	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Operating revenues
Gas distribution	$279.8	$265.6	$798.5	$1,591.3
Shipping	65.2	54.3	125.0	113.0
Other energy ventures	15.1	7.9	24.4	13.6
Corporate and eliminations	(7.9)	—	(7.7)	—

	$352.2	$327.8	$940.2	$1,717.9

Operating income (loss)
Gas distribution	$41.1	$39.6	$101.7	$82.5
Shipping	3.9	4.0	8.0	7.6
Other energy ventures	1.4	.9	2.1	1.8
Corporate and eliminations	(2.7)	(.8)	(3.1)	(1.6)

	$43.7	$43.7	$108.7	$90.3

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor affiliate offering a fixed bill service. These gas distribution revenues have been eliminated in the consolidated financial statements.

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Nicor Energy	$(3.4)	$(3.4)	$(6.3)	$(5.7)
Cargo container leasing business	.9	.7	1.9	1.6
All other	(.1)	(.5)	(.5)	(1.2)

	$(2.6)	$(3.2)	$(4.9)	$(5.3)

Nicor Inc.	Page 20

Notes to the Consolidated Financial Statements (Unaudited) (continued)

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Interest income	$.6	$1.7	$1.5	$4.2
Other income	.3	.6	.7	.8
Other expense	(.2)	(.1)	(.4)	(.3)

	$.7	$2.2	$1.8	$4.7

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net income	$22.4	$20.6	$58.9	$43.9
Other comprehensive income (loss), net of tax	(3.3)	1.0	(1.5)	—

Total comprehensive income	$19.1	$21.6	$57.4	$43.9

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures.

Nicor Inc.	Page 21

Notes to the Consolidated Financial Statements (Unaudited) (continued)

RELATED PARTY TRANSACTIONS

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third party long-term debt and repaid the short-term loans. Nicor’s equity contribution was $16.5 million. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. In the second quarter of 2002, Horizon Pipeline charged Nicor Gas $1.4 million for natural gas transportation under FERC-approved rates. This transaction has been approved by the ICC.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $1.2 million and $2.3 million for these services for the three- and six-month periods ended June 30, 2002, respectively.

In addition, Nicor has entered into various transactions with Nicor Energy, which are described within the Nicor Energy section of Contingencies on page 23.

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

Nicor Inc.	Page 22

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was affected for the quarter and year-to-date period ended June 30, 2002 by $1.0 million and $.6 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001, by $(5.4) million and $(18.7) million, respectively.

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

Nicor Inc.	Page 23

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In April 2002, Nicor and Dynegy renegotiated their joint venture agreement, extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture’s primary energy supplier. Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy. Nicor Energy is in the process of disposing of its customer accounts, and in February 2003 Nicor Energy announced that it had disposed of approximately 132,000 commercial and residential customer accounts, representing about 40 percent of its annual revenue. At September 30, 2002, Nicor’s investment in Nicor Energy was written down to zero due to the likelihood at that time that Nicor ultimately would not recover its investment balance. In addition, in October 2002, Dynegy announced it is exiting the marketing and trading business. Dynegy has indicated its intention to discontinue its role as Nicor Energy’s primary energy supplier after March 31, 2003. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

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

Nicor Inc.	Page 24

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

Nicor Inc.	Page 25

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 26

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, and a lower average cleanup and repair cost. Through June 30, 2002, the company incurred $106.2 million in associated costs, leaving a $32.8 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company

Nicor Inc.	Page 27

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

Through June 30, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $2.9 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

Nicor Inc.	Page 28

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas’ petition for leave to appeal to the Illinois Supreme Court was denied in December of 2002. All recoveries are refunded to the company’s customers.

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

The company has restated its financial statements for 2001, 2000 and 1999 and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement see Contingencies—Performance-Based Rate Plan beginning on page 33 and the Notes to the Consolidated Financial Statements—Reclassifications beginning on page 7,—Restatement beginning on page 11 and—Contingencies—Performance-Based Rate Plan beginning on page 21.

SUMMARY

Nicor’s diluted earnings per share for the three- and six-month periods ended June 30, 2002, were $.50 and $1.32, respectively, compared to diluted earnings per share of $.45 and $.96, respectively, for the same periods in 2001. Second quarter net income was $22.4 million in 2002 compared to $20.6 million in 2001. Net income for the six-month period increased to $58.9 million from $43.9 million a year ago. The quarterly and year-to-date increase in net income was attributable primarily to higher operating results in the gas distribution segment and lower net interest expense compared to the prior-year periods. Per share results in both periods were favorably affected by the company’s common stock repurchase program.

Operating income. Operating income (loss) by major business segment was (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Gas distribution	$41.1	$39.6	$101.7	$82.5
Shipping	3.9	4.0	8.0	7.6
Other energy ventures	1.4	.9	2.1	1.8
Corporate and eliminations	(2.7)	(.8)	(3.1)	(1.6)

	$43.7	$43.7	$108.7	$90.3

The following summarizes operating income comparisons for major business segments:

•	Gas distribution operating income increased in the second quarter to $41.1 million, from $39.6 million in 2001. For the six months ended June 30, 2002, operating income increased to $101.7 million from $82.5 million in 2001. In the second quarter of 2002, the company recorded smaller losses of $2.2 million for performance-based rate (PBR) plan results compared to a $6.1 million loss recorded in the prior year period. Also positively affecting operating income in 2002 was increased customer demand ($5.4 million). These positive factors were offset partially by higher operating expenses, including higher bad debt expense ($4.1 million) and lower pension credits ($3.6 million).

Nicor Inc.	Page 30

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in the year-to-date period’s operating results was due primarily to the recording of no performance-based-rate (PBR) plan results in 2002 compared to a $24.4 million loss in 2001. The year-to-date 2002 period no longer includes any estimated PBR plan results due to the developments described in the Performance-Based Rate Plan section beginning on page 33. Lower customer-financing charges ($5.9 million) and smaller pension credits ($7.1 million) in 2002 partially offset the absence of the PBR plan losses recorded in 2001.

•	Containerized shipping operating income was essentially flat for the three-month period compared to the prior year period. For the quarter, increased revenues relating to higher volumes shipped ($14.3 million) attributable to acquisitions were offset by the impact of lower average prices ($3.5 million) and higher operating expenses ($11.0 million) relating primarily to the increased volumes and acquisition transition costs. Operating results for the year-to-date period increased $.4 million due primarily to the positive effect of higher volumes shipped ($17.6 million), lower average cost per TEU shipped ($4.4 million) and increased property sale gains ($.7 million), partially offset by lower average rates ($5.6 million) and increased volume-related expenses ($16.5 million).

•	Other energy venture operating income rose for the quarter and year-to-date periods due to improved results at Nicor Services, a retail energy-related products and services business, and at Nicor Enerchange, a wholesale natural gas marketing business. Operating income at Nicor Services was $.3 million and $.5 million higher for the quarter and year-to-date periods ended June 30, 2002 compared to the same prior year periods. Operating income at Nicor Enerchange increased by $.1 million and $.5 million in the 2002 three- and six-month periods.

Equity investment income (loss). Equity investment income (loss) improved $.6 million and $.4 million in the quarter and year-to-date periods, respectively, ended June 30, 2002 to $(2.6) million and $(4.9) million, respectively. These improvements were due primarily to $.4 million of investment income from Nicor Horizon, a 50-percent-owned joint venture with Natural Gas Pipeline Company of America, which began operations in the second quarter of 2002.

Other income (expense). Other income (expense) decreased in the second quarter of 2002 to $.7 million compared to $2.2 million in the second quarter of 2001. Other income (expense) decreased to $1.8 million in the 2002 year-to-date period from $4.7 million in 2001. The quarterly decrease was due primarily to lower interest income ($1.1 million) in 2002. The year-to-date period was also negatively affected by lower interest income ($2.7 million) in 2002. The decrease in interest income in both periods was related to both lower interest rates and investment levels.

Interest expense. Interest expense for the quarter decreased from $12.1 million in 2001 to $8.9 million in 2002. For the year-to-date period, interest expense decreased from $26.5 million in 2001 to $18.7 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs compared to 2001 contributed to the lower borrowing levels.

Nicor Inc.	Page 31

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 37 and 38. The following discussion summarizes the major items impacting Nicor’s earnings.

Operating revenues. Operating revenues by major business segment were (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Gas distribution	$279.8	$265.6	$798.5	$1,591.3
Shipping	65.2	54.3	125.0	113.0
Other energy ventures	15.1	7.9	24.4	13.6
Corporate and eliminations	(7.9)	—	(7.7)	—

	$352.2	$327.8	$940.2	$1,717.9

Gas distribution revenues decreased for the six-month period due primarily to significantly lower average natural gas costs, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas costs on the year-to-date period is estimated to be approximately $790 million. The impact of increased deliveries ($55.0 million), due mainly to cold weather, positively affected gas distribution revenues in the second quarter of 2002. The effects of lower natural gas costs ($30 million) negatively impacted revenues in the second quarter of 2002.

Shipping segment results included higher volume-related revenues ($14.3 million) in the second quarter of 2002 compared to the same period in 2001. Year-to-date results included higher volume-related revenues ($17.6 million) partially offset by the effects of lower average rates ($5.6 million). The increases in volume-related revenues in both periods related primarily to acquisitions. The slow economy in the Caribbean region continued to put pressure on shipping segment average rates.

The increase in revenues for other energy ventures was due primarily to increased business activity at Nicor Services. Nicor Services’ 2002 revenues increased $4.8 million in the second quarter to $8.0 million, and $6.4 million in the year-to-date period to $12.0 million.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, was $113.2 million in the second quarter of 2002 compared to $104.6 million for the same period in 2001. For the quarter, the positive effect of improved performance-based rate (PBR) plan results ($3.9 million), higher deliveries resulting from 45 percent colder weather than last year ($4.8 million), and increased demand not related to weather ($3.5 million), was partially offset by a reduction of weather protection benefits ($2.9 million). For the 2002 six-month period, gas distribution margin increased $21.8 million to $281.4 million. The 2002 six-month period’s margin does not include any estimated PBR plan results due to the developments described in the Performance-Based Rate Plan section beginning on page 33. The 2001 six-month period includes a $24.4 million loss from the PBR plan. In the 2002 year-to-date period, lower revenues from customer finance charges ($5.9 million), which resulted from lower natural gas prices in 2002, negatively affected margin.

Nicor Inc.	Page 32

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense for 2002 increased $4.8 million to $45.8 million and $1.8 million to $95.2 million, in the three- and six-month periods. The quarterly increase compared to the prior year was due primarily to higher bad debt expense ($4.1 million) and lower pension credits ($3.6 million). The year-to-date increase related primarily to lower pension credits ($7.1 million) and higher healthcare costs ($1.6 million), which were partially offset by lower company-use gas costs ($3.8 million) in 2002.

Shipping operating expenses. Shipping segment operating expenses increased to $61.3 million in the second quarter of 2002 from $50.3 million for the same period in 2001 due primarily to higher volume-related costs including increased transportation and voyage costs ($3.1 million), increased leased equipment costs ($1.6 million) and higher outside charter costs ($1.1 million). For the 2002 six-month period, shipping operating expenses increased $11.6 million to $117.0 million. The six-month increase was also due primarily to increased volume-related costs including increased transportation and voyage costs ($4.1 million), increased leased equipment costs ($2.6 million) and higher inland transportation costs ($1.6 million).

All other operating expenses. In both periods the increase in all other operating expenses was due largely to increased energy system development contract activity. Operating expenses related to these contracts increased $1.6 million and $2.7 million for the 2002 quarter and year-to-date periods, respectively, compared to the same periods in 2001.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $35.4 million to $264.6 million for the six months ended June 30, 2002, due primarily to changes in working capital items in the gas distribution segment. Working capital can increase or decrease significantly due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. At June 30, 2002, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings up to $415 million, and the company had $93 million of commercial paper borrowings outstanding.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies. The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements—New Accounting Pronouncements beginning on page 17.

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

The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002. The findings of the Report include:

Nicor Inc.	Page 34

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
•	No improper Nicor affiliated-party transactions or improper hedging activities were identified.
•	Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
•	No criminal activity or fraud was identified.

In response, the Nicor Board of Directors directed the company’s management to:

•	make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report,
•	undertake a financial statement re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
•	amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
•	conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
•	conduct a detailed study of management bonus issues, and
•	conduct a detailed study of the adequacy of internal accounting and regulatory controls.

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•	Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as

Nicor Inc.	Page 35

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

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was reduced for the quarter and year-to-date periods ended June 30, 2002 by $1.0 million and $.6 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001, by $(5.4) million and $(18.7) million, respectively.

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

Nicor Inc.	Page 36

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

Nicor Energy. Significant developments have occurred since 2001 relating to Nicor’s 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements—Contingencies—Nicor Energy on page 23.

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

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements—Contingencies—Securities Class Actions on page 24.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated lawsuit. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements—Contingencies–Shareholder Derivative Lawsuits on page 24.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements—Contingencies—Mercury Program beginning on page 25.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements—Contingencies—Manufactured Gas Plant Sites beginning on page 27.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements—Contingencies beginning on page 21.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas, electricity and fuel commodity prices and interest rates. There has been no material change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Inc.	Page 37

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Operating revenues (millions):
Sales
Residential	$179.2	$171.3	$519.3	$1,164.5
Commercial	35.4	33.5	99.8	222.0
Industrial	6.9	4.0	17.6	33.9

	221.5	208.8	636.7	1,420.4

Transportation
Residential	2.9	2.0	6.0	4.9
Commercial	16.0	14.6	41.7	42.4
Industrial	11.1	11.0	22.1	23.0
Other	2.0	2.0	4.5	6.0

	32.0	29.6	74.3	76.3

Other revenues
Revenue taxes	20.4	20.6	56.8	87.1
Environmental cost recovery	3.4	2.7	15.4	13.1
Performance-based rate plan	(2.2)	(6.1)	—	(24.4)
Chicago Hub	3.3	2.7	6.5	5.4
Other	1.4	7.3	8.8	13.4

	26.3	27.2	87.5	94.6

	$279.8	$265.6	$798.5	$1,591.3

Deliveries (Bcf):
Sales
Residential	31.2	23.5	125.9	125.9
Commercial	6.5	5.0	23.7	24.3
Industrial	1.3	.7	4.5	3.8

	39.0	29.2	154.1	154.0

Transportation
Residential	1.3	.7	4.5	3.8
Commercial	14.6	11.8	54.3	52.7
Industrial	36.2	31.5	73.9	71.1

	52.1	44.0	132.7	127.6

	91.1	73.2	286.8	281.6

Customers at end of period (thousands):
Sales
Residential	1,733.7	1,746.2
Commercial	106.6	97.5
Industrial	6.9	6.4

	1,847.2	1,850.1

Transportation
Residential	103.7	63.3
Commercial	62.4	69.4
Industrial	6.8	7.4

	172.9	140.1

	2,020.1	1,990.2

Other statistics:
Degree days	774	535	3,497	3,639
Average gas cost per Mcf sold	$3.69	$4.76	$2.96	$8.06

Nicor Inc.	Page 38

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

SHIPPING STATISTICS

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
TEUs shipped (thousands):
Southbound	33.5	28.5	65.3	59.5
Northbound	5.2	4.5	9.4	9.1
Interisland	5.1	1.6	8.1	3.1

	43.8	34.6	82.8	71.7

Other statistics:
Revenue per TEU	$1,489	$1,568	$1,509	$1,576
Ports served	26	23
Vessels operated	19	16

Nicor Inc.	Page 39

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management’s Discussion and Analysis—Market Risk on page 36, which is incorporated herein by reference.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis – Contingencies beginning on page 33 and the Notes to the Consolidated Financial Statements—Contingencies beginning on page 21, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 42 filed herewith.

(b)	On May 3, 2002, the company filed a notice of change in auditor on Form 8-K.

Nicor Inc.	Page 40

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

Date March 7, 2003	By /s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 41

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Inc.;

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

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 42

Exhibit Index

Exhibit Number	Description of Document
3.01	* Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	* Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	* Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	* Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	* Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	* Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	* By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

10.01	* 2002 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for June 2002, Nicor Inc., Exhibit 10.01.)

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.