Form 10-Q/A
period 2002-09-30
NICOR INC
filed 2003-03-10
CIK 72020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

1-7297	Nicor Inc. (An Illinois Corporation) 1844 Ferry Road Naperville, Illinois 60563-9600 (630) 305-9500	36-2855175

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

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

INTRODUCTORY NOTE

This amendment to Nicor Inc.’s (Nicor) Interim Report on Form 10-Q initially filed with the Securities and Exchange Commission on November 12, 2002, is being filed to reflect the restatement of Nicor’s unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended September 30, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements - Gas distribution segment results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor. These adjustments affected net income for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2 million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

In addition, Nicor has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments increased previously reported net income for the quarter and year-to-date periods ended September 30, 2002 by $.2 million and $2.8 million, respectively. These miscellaneous adjustments had no effect on net income for the 2001 quarter and decreased net income by $2.9 million for the year-to-date period ended September 30, 2001.

•	Reclassifications - Nicor changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and various other items. These reclassifications had no impact on net income for the quarters and year-to-date periods ended September 30, 2002 and 2001, respectively.

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

Nicor Inc.	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated (1) )

(millions, except per share data)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Operating revenues
Gas distribution (includes revenue taxes of $9.1, $7.9, $66.0 and $95.0, respectively)	$172.7	$152.5	$971.2	$1,743.8
Shipping	66.6	52.7	191.6	165.7
Other	13.1	11.9	29.8	25.6

	252.4	217.1	1,192.6	1,935.1
Operating expenses
Gas distribution
Cost of gas	65.4	50.1	527.3	1,296.8
Operating and maintenance	48.2	40.8	143.4	134.2
Depreciation	17.0	15.5	96.2	92.8
Taxes, other than income taxes	13.4	11.1	77.1	105.1
Mercury-related costs (recoveries)	(19.7)	(9.2)	(19.5)	(11.4)
Property sale (gains) losses	-	(3.6)	(3.4)	(3.9)
Shipping	62.2	48.1	179.2	153.5
All other	12.3	10.0	30.0	23.4

	198.8	162.8	1,030.3	1,790.5

Operating income	53.6	54.3	162.3	144.6

Equity investment income (loss)	(2.6)	1.8	(7.5)	(3.5)

Other income (expense), net	.7	1.6	2.5	6.3

Interest expense, net of amounts capitalized	9.7	10.8	28.4	37.3

Income before income taxes	42.0	46.9	128.9	110.1

Income taxes	12.2	16.3	40.1	35.6

Net income	29.8	30.6	88.8	74.5

Dividends on preferred stock	.1	.1	.3	.2

Earnings applicable to common stock	$29.7	$30.5	$88.5	$74.3

Average shares of common stock outstanding
Basic	44.0	45.0	44.2	45.2
Diluted	44.1	45.1	44.4	45.4

Earnings per average share of common stock
Basic	$.68	$.68	$2.01	$1.64
Diluted	.67	.68	2.00	1.64

Dividends declared per share of common stock	$.46	$.44	$1.38	$1.32

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated (1) )

(millions)

	Nine months ended September 30
	2002	2001
Operating activities
Net income	$88.8	$74.5
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	109.2	105.0
Deferred income tax expense	33.6	20.7
Gain on sale of property, plant and equipment	(4.6)	(4.6)
Changes in assets and liabilities:
Receivables, less allowances	153.6	414.4
Gas in storage	(61.6)	(9.0)
Deferred/accrued gas costs	(99.9)	205.9
Prepaid pension costs	(9.6)	(24.0)
Other assets	(12.9)	2.9
Accounts payable	45.4	(337.6)
Accrued mercury-related costs	(4.8)	(36.5)
Other liabilities	11.0	(13.2)
Other	18.2	4.3

Net cash flow provided from operating activities	266.4	402.8

Investing activities
Capital expenditures	(137.7)	(120.3)
Net decrease (increase) in short-term investments	12.1	(5.9)
Purchase of equity investments	(10.0)	-
Loans to joint ventures	(64.4)	(21.3)
Repayments from joint ventures	87.4	-
Investment in joint venture	(16.5)	-
Business acquisitions	(10.2)	-
Net proceeds from sale of property, plant and equipment	7.9	5.5
Other	1.1	-

Net cash flow used for investing activities	(130.3)	(142.0)

Financing activities
Net proceeds from issuing long-term debt	49.9	197.6
Disbursements to retire long-term debt	-	(227.1)
Short-term borrowings (repayments), net	(87.0)	(166.0)
Dividends paid	(60.4)	(59.0)
Disbursements to reacquire stock	(26.5)	(28.4)
Other	2.1	(1.1)

Net cash flow used for financing activities	(121.9)	(284.0)

Net increase (decrease) in cash and cash equivalents	14.2	(23.2)

Cash and cash equivalents, beginning of period	14.0	62.7

Cash and cash equivalents, end of period	$28.2	$39.5

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated (1) )

(millions)

	September 30 2002	December 31 2001	September 30 2001
Assets
Current assets
Cash and cash equivalents	$28.2	$14.0	$39.5
Short-term investments, at cost which approximates market	22.1	34.2	48.9
Receivables, less allowances of $13.2, $12.3 and $15.6, respectively	197.4	351.0	245.1
Notes receivable - joint ventures	-	31.2	22.4
Gas in storage	105.0	43.4	43.1
Deferred income taxes	42.0	45.5	34.2
Other	36.4	36.2	41.9

	431.1	555.5	475.1

Property, plant and equipment, at cost
Gas distribution	3,525.5	3,425.6	3,387.6
Shipping	309.5	304.7	294.6
Other	4.4	2.7	2.3

	3,839.4	3,733.0	3,684.5
Less accumulated depreciation	2,049.8	1,964.4	1,935.8

	1,789.6	1,768.6	1,748.7

Prepaid pension costs	173.9	164.3	156.3
Other assets	162.1	118.8	102.3

	$2,556.7	$2,607.2	$2,482.4

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$100.0	$-	$-
Short-term borrowings	190.0	277.0	276.0
Accounts payable	500.5	455.1	324.0
Accrued gas costs	8.3	108.2	130.4
Accrued mercury-related costs	3.6	7.0	41.5
Accrued dividends payable	20.3	19.6	19.8
Other	29.6	26.1	26.2

	852.3	893.0	817.9

Deferred credits and other liabilities
Deferred income taxes	357.1	324.1	310.7
Regulatory income tax liability	63.5	66.3	67.5
Unamortized investment tax credits	37.5	39.0	39.6
Accrued mercury-related costs	28.6	30.0	-
Other	107.1	98.1	104.1

	593.8	557.5	521.9

Capitalization
Long-term debt	396.0	446.4	446.0
Preferred stock	6.0	6.1	6.1
Common equity
Common stock	110.0	111.0	112.0
Retained earnings	604.8	593.5	580.7
Unearned compensation	(.3)	-	-
Accumulated other comprehensive income (loss)	(5.9)	(.3)	(2.2)

	1,110.6	1,156.7	1,142.6

	$2,556.7	$2,607.2	$2,482.4

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 6

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

	September 30 2002	December 31 2001	September 30 2001
Deferred (accrued) gas cost	$(8.3)	$(108.2)	$(130.4)
Regulatory income tax liability	(63.5)	(66.3)	(67.5)
Unamortized loss on reacquired debt	19.3	20.0	17.4
Deferred (accrued) environmental costs	(7.5)	(6.0)	(10.1)

	$(60.0)	$(160.5)	$(190.6)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at September 30, 2002, December 31, 2001 and September 30, 2001 was $613.4 million, $577.1 million and $565.2 million, respectively.

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

Notes to the Consolidated Financial Statements (Unaudited) (continued)

RECLASSIFICATIONS

Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and various other items. None of these reclassifications had any impact on net income for any period presented. The impact of the reclassifications is summarized in the following tables, which are followed by a description of the most significant reclassifications recorded. The amounts in the following tables are in millions.

Nicor Inc.	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended September 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues
Gas distribution	$172.6	$156.3	$172.6	$156.3
Shipping	66.6	52.7	66.6	52.7
Other	10.6	7.9	12.4	12.0

	249.8	216.9	251.6	221.0
Operating expenses
Gas distribution
Cost of gas	66.8	51.5	65.4	50.1
Operating and maintenance	46.8	39.1	48.2	40.5
Depreciation	17.0	15.5	17.0	15.5
Taxes, other than income taxes	13.4	11.0	13.4	11.1
Mercury-related costs (recoveries)	(19.7)	(9.2)	(19.7)	(9.2)
Property sale (gains) losses	-	-	-	(3.6)
Shipping	62.3	48.5	62.2	48.1
All other	10.0	7.1	11.4	10.0

	196.6	163.5	197.9	162.5

Operating income	53.2	53.4	53.7	58.5

Equity investment income (loss)	(3.1)	1.2	(3.1)	1.2
Other income (expense), net	1.2	6.7	.7	1.6
Interest expense, net of amounts capitalized	9.1	10.4	9.1	10.4

Income before income taxes	42.2	50.9	42.2	50.9
Income taxes	12.2	17.9	12.2	17.9

Net income	$30.0	$33.0	$30.0	$33.0

Nicor Inc.	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the nine months ended September 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues
Gas distribution	$969.4	$1,776.4	$969.4	$1,776.4
Shipping	191.6	165.7	191.6	165.7
Other	26.6	20.7	31.3	25.5

	1,187.6	1,962.8	1,192.3	1,967.6

Operating expenses
Gas distribution
Cost of gas	533.2	1,306.5	527.3	1,296.8
Operating and maintenance	137.5	122.5	143.5	131.1
Depreciation	96.2	91.8	96.2	92.8
Taxes, other than income taxes	78.0	104.9	77.9	105.1
Mercury-related costs (recoveries)	(19.5)	(11.4)	(19.5)	(11.4)
Property sale (gains) losses	-	-	(3.4)	(3.9)
Shipping	180.4	154.6	179.2	153.8
All other	24.7	19.6	29.5	23.1

	1,030.5	1,788.5	1,030.7	1,787.4

Operating income	157.1	174.3	161.6	180.2

Equity investment income (loss)	(12.5)	-	(12.5)	-
Other income (expense), net	6.9	12.2	2.4	6.3
Interest expense, net of amounts capitalized	27.4	36.6	27.4	36.6

Income before income taxes	124.1	149.9	124.1	149.9
Income taxes	38.3	51.4	38.3	51.4

Net income	$85.8	$98.5	$85.8	$98.5

Nicor Inc.	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of September 30

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Cash and cash equivalents	$27.2	$39.3	$28.2	$39.5
Short-term investments	22.1	48.9	22.0	48.9
Receivables, less allowances	201.0	296.5	204.8	296.5
Notes receivable – joint ventures	-	22.4	-	22.4
Gas in storage	58.3	23.2	58.3	23.2
Deferred income taxes	30.4	45.8	36.1	34.2
Other	28.6	23.8	36.4	41.9

Total current assets	367.6	499.9	385.8	506.6

Property, plant and equipment	3,839.4	3,671.7	3,839.4	3,671.7
Less accumulated depreciation	2,049.8	1,934.8	2,049.8	1,934.8

Net property, plant and equipment	1,789.6	1,736.9	1,789.6	1,736.9

Prepaid pension costs	173.9	167.9	173.9	167.9
Other assets	162.1	106.5	162.0	106.5

	$2,493.2	$2,511.2	$2,511.3	$2,517.9

Liabilities and Capitalization
Long-term obligations due within one year	$100.0	$-	$100.0	$-
Short-term borrowings	190.0	276.0	190.0	276.0
Accounts payable	361.6	267.2	366.5	267.3
Temporary LIFO liquidation	41.0	5.9	41.0	5.9
Accrued gas costs	15.7	160.4	15.5	160.4
Accrued mercury-related costs	3.6	41.5	3.6	41.5
Accrued dividends payable	20.3	19.8	20.3	19.8
Other	29.7	40.6	43.1	47.2

Total current liabilities	761.9	811.4	780.0	818.1

Deferred income taxes	360.5	315.9	360.4	315.9
Regulatory income tax liability	63.5	67.5	63.5	67.5
Unamortized investment tax credits	37.5	39.6	37.5	39.6
Accrued mercury-related costs	28.6	-	28.6	-
Other	113.0	107.6	113.1	107.6

Total deferred credits and other liabilities	603.1	530.6	603.1	530.6

Long-term debt	396.0	446.0	396.0	446.0
Preferred stock	6.0	6.1	6.0	6.1
Common equity	726.2	717.1	726.2	717.1

Total capitalization	1,128.2	1,169.2	1,128.2	1,169.2

	$2,493.2	$2,511.2	$2,511.3	$2,517.9

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Inc.	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Cost of gas used in company operations. Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified for the quarters ended September 30, 2002 and 2001 were $1.4 million and $1.3 million, respectively. The amounts reclassified for the year-to-date periods ended September 30, 2002 and 2001 were $5.9 million and $9.7 million, respectively.

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

Nicor Inc.	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended September 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated

Operating revenues
Gas distribution	$172.6	$.1	$172.7
Shipping	66.6	-	66.6
Other	12.4	.7	13.1

	251.6	.8	252.4

Operating expenses
Gas distribution
Cost of gas	65.4	-	65.4
Operating and maintenance	48.2	-	48.2
Depreciation	17.0	-	17.0
Taxes, other than income taxes	13.4	-	13.4
Mercury-related costs (recoveries)	(19.7)	-	(19.7)
Property sale (gains) losses	-	-	-
Shipping	62.2	-	62.2
All other	11.4	.9	12.3

	197.9	.9	198.8

Operating income	53.7	(.1)	53.6

Equity investment income (loss)	(3.1)	.5	(2.6)
Other income (expense), net	.7	-	.7
Interest expense, net of amounts capitalized	9.1	.6	9.7

Income before income taxes	42.2	(.2)	42.0
Income taxes	12.2	-	12.2

Net income	$30.0	$(.2)	$29.8

Earnings per average share of common stock
Basic	$.68		$.68
Diluted	.68		.67

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended September 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated

Operating revenues
Gas distribution	$156.3	$(3.8)	$152.5
Shipping	52.7	-	52.7
Other	12.0	(.1)	11.9

	221.0	(3.9)	217.1

Operating expenses
Gas distribution
Cost of gas	50.1	-	50.1
Operating and maintenance	40.5	.3	40.8
Depreciation	15.5	-	15.5
Taxes, other than income taxes	11.1	-	11.1
Mercury-related costs (recoveries)	(9.2)	-	(9.2)
Property sale (gains) losses	(3.6)	-	(3.6)
Shipping	48.1	-	48.1
All other	10.0	-	10.0

	162.5	.3	162.8

Operating income	58.5	(4.2)	54.3

Equity investment income (loss)	1.2	.6	1.8
Other income (expense), net	1.6	-	1.6
Interest expense, net of amounts capitalized	10.4	.4	10.8

Income before income taxes	50.9	(4.0)	46.9
Income taxes	17.9	(1.6)	16.3

Net income	$33.0	$(2.4)	$30.6

Earnings per average share of common stock
Basic	$.73		$.68
Diluted	.73		.68

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the nine months ended September 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated

Operating revenues
Gas distribution	$969.4	$1.8	$971.2
Shipping	191.6	-	191.6
Other	31.3	(1.5)	29.8

	1,192.3	.3	1,192.6

Operating expenses
Gas distribution
Cost of gas	527.3	-	527.3
Operating and maintenance	143.5	(.1)	143.4
Depreciation	96.2	-	96.2
Taxes, other than income taxes	77.9	(.8)	77.1
Mercury-related costs (recoveries)	(19.5)	-	(19.5)
Property sale (gains) losses	(3.4)	-	(3.4)
Shipping	179.2	-	179.2
All other	29.5	.5	30.0

	1,030.7	(.4)	1,030.3

Operating income	161.6	.7	162.3

Equity investment income (loss)	(12.5)	5.0	(7.5)
Other income (expense), net	2.4	.1	2.5
Interest expense, net of amounts capitalized	27.4	1.0	28.4

Income before income taxes	124.1	4.8	128.9
Income taxes	38.3	1.8	40.1

Net income	$85.8	$3.0	$88.8

Earnings per average share of common stock
Basic	$1.94		$2.01
Diluted	1.93		2.00

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the nine months ended September 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated

Operating revenues
Gas distribution	$1,776.4	$(32.6)	$1,743.8
Shipping	165.7	-	165.7
Other	25.5	.1	25.6

	1,967.6	(32.5)	1,935.1

Operating expenses
Gas distribution
Cost of gas	1,296.8	-	1,296.8
Operating and maintenance	131.1	3.1	134.2
Depreciation	92.8	-	92.8
Taxes, other than income taxes	105.1	-	105.1
Mercury-related costs (recoveries)	(11.4)	-	(11.4)
Property sale (gains) losses	(3.9)	-	(3.9)
Shipping	153.8	(.3)	153.5
All other	23.1	.3	23.4

	1,787.4	3.1	1,790.5

Operating income	180.2	(35.6)	144.6

Equity investment income (loss)	-	(3.5)	(3.5)
Other income (expense), net	6.3	-	6.3
Interest expense, net of amounts capitalized	36.6	.7	37.3

Income before income taxes	149.9	(39.8)	110.1
Income taxes	51.4	(15.8)	35.6

Net income	$98.5	$(24.0)	$74.5

Earnings per average share of common stock
Basic	$2.17		$1.64
Diluted	2.17		1.64

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Inc.	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

As of September 30, 2002	As Previously Reported (1)	Adjustments	As Restated

Assets
Receivables, less allowances	$204.8	$(7.4)	$197.4
Gas in storage	58.3	46.7	105.0
Deferred income taxes	36.1	5.9	42.0
Other current assets	36.4	-	36.4
Total assets	2,511.3	45.4	2,556.7

Liabilities and capitalization
Accounts payable	366.5	134.0	500.5
Temporary LIFO liquidation	41.0	(41.0)	-
Accrued gas costs	15.5	(7.2)	8.3
Other current liabilities	43.1	(13.5)	29.6
Common equity	726.2	(17.6)	708.6

As of September 30, 2001

Assets
Receivables, less allowances	$296.5	$(51.4)	$245.1
Gas in storage	23.2	19.9	43.1
Property, plant and equipment, net	1,736.9	11.8	1,748.7
Prepaid pension costs	167.9	(11.6)	156.3
Other assets	106.5	(4.2)	102.3
Total assets	2,517.9	(35.5)	2,482.4

Liabilities and capitalization
Accounts payable	267.3	56.7	324.0
Temporary LIFO liquidation	5.9	(5.9)	-
Accrued gas costs	160.4	(30.0)	130.4
Other current liabilities	47.2	(21.0)	26.2
Deferred income taxes	315.9	(5.2)	310.7
Other	107.6	(3.5)	104.1
Common equity	717.1	(26.6)	690.5

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Gas purchase adjustments. Gas distribution segment results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies - Performance-Based Rate Plan note beginning on page 21. These adjustments for

Nicor Inc.	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

revised PBR plan results had no impact on operating revenues for the three-month period ended September 30, 2002 and resulted in a decrease of $3.7 million for the same period in 2001. For the nine-month periods, these adjustments increased operating revenues by $1.3 million for 2002 and reduced revenues by $32.3 million for the same period in 2001. These adjustments resulted in increased operating costs of $2.0 million in the 2001 year-to-date period. These adjustments reduced 2002 and 2001 quarterly net income by $.4 million and $2.4 million, respectively, and increased 2002 year-to-date net income by $.2 million and decreased 2001 year-to-date net income by $21.1 million. In addition, certain balance sheet accounts were also significantly affected at September 30, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 16.

Other adjustments. Nicor has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments to previously recorded equity in earnings of Nicor Energy, a 50-percent-owned retail energy marketing joint venture, (ii) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (iii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. The adjustments for these other matters increased previously reported net income for the quarter and year-to-date periods ended September 30, 2002 by $.2 million and $2.8 million, respectively. For 2001, these adjustments had no impact on net income for the third quarter and decreased net income $2.9 million for the nine-month period.

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

Nicor Inc.	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Operating revenues
Gas distribution	$172.7	$152.5	$971.2	$1,743.8
Shipping	66.6	52.7	191.6	165.7
Other energy ventures	13.1	11.9	37.5	25.6
Corporate and eliminations	-	-	(7.7)	-

	$252.4	$217.1	$1,192.6	$1,935.1

Operating income (loss)
Gas distribution	$48.4	$47.8	$150.1	$130.2
Shipping	4.4	4.6	12.4	12.2
Other energy ventures	2.8	2.3	4.9	4.1
Corporate and eliminations	(2.0)	(.4)	(5.1)	(1.9)

	$53.6	$54.3	$162.3	$144.6

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor affiliate offering a fixed bill service. These gas distribution revenues have been eliminated in the consolidated financial statements.

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Nicor Energy	$(3.1)	$1.4	$(9.4)	$(4.3)
Cargo container leasing business	1.1	1.0	3.0	2.7
All other	(.6)	(.6)	(1.1)	(1.9)

	$(2.6)	$1.8	$(7.5)	$(3.5)

Nicor Inc.	Page 20

Notes to the Consolidated Financial Statements (Unaudited) (continued)

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Interest income	$.4	$1.9	$1.9	$6.1
Other income	.5	.1	1.1	.9
Other expense	(.2)	(.4)	(.5)	(.7)

	$.7	$1.6	$2.5	$6.3

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net income	$29.8	$30.6	$88.8	$74.5
Other comprehensive income (loss), net of tax	(4.1)	(1.3)	(5.6)	(1.3)

Total comprehensive income	$25.7	$29.3	$83.2	$73.2

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures.

Most of the $5.9 million balance in accumulated other comprehensive income (loss) at September 30, 2002, represents losses on financial derivatives designated as hedges of interest payments on an anticipated first quarter 2003 issuance of 30-year bonds. The final settled amount will be amortized over the life of the bonds.

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $38.6 million, $89.7 million and $42.5 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively, related primarily to gas distribution operations.

RELATED PARTY TRANSACTIONS

During the second quarter of 2002 Horizon Pipeline, a 50-percent joint venture with Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. The project was initially financed through short-term loans from Nicor and Kinder Morgan, Inc., the parent company of NGPL. In May 2002, Horizon Pipeline financed the project

Nicor Inc.	Page 21

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering and corrosion services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $1.1 million and $3.3 million for these services for the three- and nine-month periods ended September 30, 2002, respectively.

In addition, Nicor has entered into transactions with Nicor Energy described within the Nicor Energy section of Contingencies on page 23.

INCOME TAXES

The company’s effective income tax rate decreased for the three- and nine-month periods ended September 30, 2002 due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002. In addition, lower pretax income in the three-month period also caused a somewhat lower effective income tax rate since permanent tax differences and tax credits are a larger share of pretax income.

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

Nicor Inc.	Page 22

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was affected for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2 million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

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

Nicor is unable to predict the outcome of any of the foregoing reviews of the PBR plan or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

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

Nicor Inc.	Page 23

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 24

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 25

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Inc.	Page 26

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through September 30, 2002, the company incurred $106.8 million in associated costs, leaving a $32.2 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best

Nicor Inc.	Page 27

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Through September 30, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $22.6 million from certain insurance carriers of the company and its independent contractors including approximately $20 million from an insurance carrier in the third quarter of 2002. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

Nicor Inc.	Page 28

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

The company has restated its financial statements for 2001, 2000 and 1999 and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies – Performance-Based Rate Plan beginning on page 34 and the Notes to the Consolidated Financial Statements – Reclassifications beginning on page 7, – Restatement beginning on page 11 and –Contingencies – Performance-Based Rate Plan beginning on page 21.

SUMMARY

Nicor’s diluted earnings per share for the three- and nine-month periods ended September 30, 2002, were $.67 and $2.00, respectively, compared to diluted earnings per share of $.68 and $1.64, respectively, for the same periods in 2001. Third quarter net income was $29.8 million in 2002 compared to $30.6 million in 2001. Net income for the 2002 nine-month period increased to $88.8 million from $74.5 million a year earlier.

Gas distribution segment operating income was favorably affected in both years by mercury-related credits. These positive pretax impacts were $19.7 million and $9.2 million for the 2002 and 2001 third quarter periods, respectively, and $19.5 million and $11.4 million for the corresponding year-to-date periods.

Excluding the positive effects of the mercury-related credits, more fully described beginning on page 33, gas distribution operating income decreased in the 2002 quarter due primarily to higher operating and maintenance expenses. Lower equity investment results from Nicor Energy, LLC (Nicor Energy), the company’s 50-percent-owned retail energy marketing joint venture, are also reflected in Nicor’s lower results in the 2002 three-month period.

Excluding the mercury related credits, gas distribution operating income increased in the 2002 year-to-date period due largely to the recording of a $24.8 million loss relating to the company’s performance-based rate (PBR) plan in the 2001 year-to-date period. The 2002 year-to-date period does not include any estimated PBR plan results due to the developments described in the Performance-Based Rate Plan section beginning on page 34. The positive effect of the absence of PBR plan results on the year-to-year comparison was partially offset by higher operating and maintenance expenses in the gas distribution segment. The nine-month period was negatively affected by lower equity investment results from Nicor Energy, partially offset by lower net interest expense.

Per share results in both periods were favorably affected by the company’s common stock repurchase program.

Nicor Inc.	Page 30

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Operating income. Operating income (loss) by major business segment was (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Gas distribution	$48.4	$47.8	$150.1	$130.2
Shipping	4.4	4.6	12.4	12.2
Other energy ventures	2.8	2.3	4.9	4.1
Corporate and eliminations	(2.0)	(.4)	(5.1)	(1.9)

	$53.6	$54.3	$162.3	$144.6

The following summarizes operating income comparisons for major business segments:

•	Gas distribution operating income increased slightly in the third quarter of 2002 compared to a year ago. For the nine months ended September 30, 2002, operating income increased $19.9 million compared to the prior year period. Excluding the mercury-related credits discussed previously, gas distribution operating income declined $9.9 million in the 2002 quarter and increased $11.8 million in the year-to-date period compared to the prior year periods.

Third quarter 2002 gas distribution operating results were negatively affected by decreased pension credits ($3.6 million), increased liabilities for legal contingencies ($3.9 million), and costs related to the PBR plan and other investigations in 2002 ($2.8 million). Year-to-date results for 2002 were positively affected by the absence of PBR plan results compared to a $24.8 million loss in the prior year, and increased customer demand unrelated to weather ($4.1 million). These positive factors were partially offset by smaller pension credits ($10.7 million) and lower customer financing charges ($6.3 million) in the 2002 year-to-date period.

•	Containerized shipping operating income was essentially flat for the three- and nine-month periods compared to a year ago. Increased volume-related revenues ($15.0 million) in the third quarter of 2002 compared to the same period in 2001 were offset by increased volume-related expenses ($13.8 million) and lower average rates ($1.1 million). In the 2002 year-to-date period, higher volume-related revenues ($32.7 million) and a lower average cost per TEU shipped ($4.6 million) were offset by higher volume-related expenses ($30.5 million) and the impact of lower average rates ($6.7 million). The higher volume-related revenues and expenses in both periods were primarily attributable to recent acquisitions.

•	Other energy ventures operating income rose for the quarter and year-to-date periods due primarily to increased operating income at Nicor Services, Nicor’s retail energy-related products and services business. Nicor Services’ third quarter operating income rose from $.7 million in 2001 to $2.5 million in 2002 and increased in the year-to-date period from $2.1 million in 2001 to $4.4 million in 2002. Partially offsetting the higher operating income contributed by Nicor Services were lower results relating to energy system development contracts in both periods.

Nicor Inc.	Page 31

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Equity investment income (loss). Equity investment income (loss) declined to $(2.6) million in the third quarter of 2002 from $1.8 million in the third quarter of 2001 due primarily to lower contributions from Nicor Energy ($4.5 million). For the year-to-date period, equity investment income (loss) was $(7.5) million compared to $(3.5) million a year ago due primarily to poorer results at Nicor Energy ($5.1 million).

Other income (expense). Other income (expense) decreased in the third quarter of 2002 to $.7 million compared to $1.6 million in the third quarter a year ago. Decreased interest income ($1.5 million) was the primary reason for lower results for the 2002 quarter. Other income (expense) decreased to $2.5 million in the 2002 year-to-date period from $6.3 million a year ago. The decline in the year-to-date period was due largely to lower interest income ($4.2 million) in 2002. Interest income declined in both periods due primarily to lower average investment levels in 2002.

Interest expense. Interest expense for the quarter decreased from $10.8 million in 2001 to $9.7 million in 2002. For the year-to-date period, interest expense decreased from $37.3 million in 2001 to $28.4 million in 2002. The decline in both periods was primarily due to lower average borrowing levels and interest rates. Reduced natural gas costs in the first quarter of 2002 compared to 2001 contributed to the lower borrowing levels.

Income taxes. The company’s effective income tax rate decreased for the three- and nine-month periods ended September 30, 2002 due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002. In addition, lower pretax income in the three-month period also caused a somewhat lower effective income tax rate since permanent tax differences and tax credits are a larger share of pretax income.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables on pages 39 and 40. The following discussion summarizes the major items impacting Nicor’s earnings.

Operating revenues. Operating revenues by major business segment were (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Gas distribution	$172.7	$152.5	$971.2	$1,743.8
Shipping	66.6	52.7	191.6	165.7
Other energy ventures	13.1	11.9	37.5	25.6
Corporate and eliminations	-	-	(7.7)	-

	$252.4	$217.1	$1,192.6	$1,935.1

Nicor Inc.	Page 32

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Gas distribution revenues decreased for the nine-month period due primarily to significantly lower average natural gas prices, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas costs is estimated to be approximately $770 million. Gas distribution revenues increased in the third quarter of 2002 due primarily to higher natural gas costs in the period compared to the same period of 2001. The estimated revenue effect of higher natural gas costs in the third quarter of 2002 compared to 2001 was about $20 million.

Shipping segment results included higher volume-related revenues ($15.0 million) in the third quarter of 2002 compared to the same period in 2001. Year-to-date results included higher volume-related revenues ($32.7 million) partially offset by lower average rates ($6.7 million). The increases in volume-related revenue in both periods related primarily to acquisitions. The slow economy in the Caribbean region continued to put pressure on shipping segment average rates.

The increase in revenues for other energy ventures was due primarily to increased business activity at Nicor Services. Nicor Services’ 2002 revenues increased $6.9 million in the third quarter of 2002 to $10.5 million, and $13.3 million in the 2002 year-to-date period to $22.5 million. The quarterly increase at Nicor Services was partially offset by lower revenues at Nicor’s technology business.

Gas distribution margin. Gas distribution margin, defined as operating revenues less cost of gas and revenue taxes, which are passed directly through to customers without markup, increased to $98.6 million in the third quarter of 2002 compared to $95.2 million for the same period a year ago. For the quarter, gas distribution margin was positively affected by the impact of higher average rates ($1.4 million) and increased deliveries to power generation facilities ($1.0 million). The quarter and year-to-date 2002 periods exclude estimated PBR plan results related to the 2002 plan year, due to the developments described in the Notes to the Consolidated Financial Statements – Contingencies – Performance-Based Rate Plan beginning on page 21.

For the 2002 nine-month period, gas distribution margin increased to $380.1 million compared to $354.8 million in 2001. For the nine months ended September 30, 2002, Nicor Gas recorded no PBR plan results compared with a $24.8 million loss for the same 2001 period. Other factors affecting the year-to-date comparisons were the positive effects of higher customer demand unrelated to weather ($4.1 million) and the negative effects of lower revenue from customer finance charges ($6.3 million). The reduction of revenue from customer finance charges is related to lower natural gas prices in the first quarter of 2002.

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense for the three- and nine-month periods ended September 30, 2002, was $48.2 million and $143.4 million, respectively, compared to $40.8 million and $134.2 million, respectively, for the same periods in 2001. The quarterly increase was related to the negative effects of reduced pension credits ($3.6 million), increased liabilities for legal contingencies ($3.9 million) and costs related to the PBR plan and other investigations in 2002 ($2.8 million). The year-to-date increase reflects smaller pension credits ($10.7 million), increased liabilities for legal contingencies ($3.5 million), the investigation costs ($2.8 million) and increased retiree health care costs ($2.4 million). These year-to-date increases were partially offset by lower company-use gas cost ($3.8 million) in 2002.

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

Shipping operating expenses. Shipping segment operating expenses rose for the 2002 quarter and year-to-date periods compared to a year ago due primarily to higher operating and maintenance expenses related to increased volumes shipped as a result of recent acquisitions. For the quarter, increased costs related to the higher volumes included higher transportation and voyage expenses ($4.1 million), increased wages and benefits costs ($2.1 million) and greater leased equipment costs ($1.7 million). Increased costs in the year-to-date period included higher transportation and voyage costs ($8.2 million), greater leased equipment costs ($4.3 million), increased vessel charter expenses ($2.8 million) and higher wages and benefits costs ($2.5 million).

All other operating expenses. The quarterly increase in all other operating expenses was due primarily to increased expenses at Nicor Services associated largely with the addition of new customers and products. Nicor Services’ operating expenses included in Nicor’s consolidated statement of operations increased $1.8 million and $5.3 million in the quarter and year-to-date periods ended September 30, 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $136.4 million to $266.4 million for the nine months ended September 30, 2002, due primarily to changes in working capital items in the gas distribution segment. Working capital can increase or decrease significantly due to certain gas distribution factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. As of the filing date of this amended report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements – Contingencies beginning on page 21, the rating agencies put Nicor and Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put both companies’ commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+ and lowered its rating on Nicor Inc.’s short-term debt to F1 from F1+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs.

Nicor and its gas distribution subsidiary maintain short-term line of credit agreements with major domestic and foreign banks. The company had line of credit agreements with four banks at September 30, 2002. These agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $334 million through March 31, 2003 and $259 million thereafter through September 30, 2003. At September 30, 2002 the company had $190 million of commercial paper borrowings outstanding. Subsequent to September 30, 2002 the company entered into an additional line

Nicor Inc.	Page 34

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

of credit agreement allowing for an additional $75 million of borrowings. Under the company’s 2002/2003 short-term line of credit agreements, if Nicor’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

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

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies. The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements – New Accounting Pronouncements beginning on page 17. In addition, effective January 1, 2003, Nicor Gas will use a straight-line depreciation method for interim periods, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

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

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was affected for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2 million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

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

Nicor Inc.	Page 37

Item 2.	Management’s Discussion and Analysis of Financial Condition
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

Nicor Energy. Significant developments have occurred since 2001 relating to Nicor’s 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements – Contingencies – Nicor Energy on page 23.

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

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements – Contingencies – Securities Class Actions on page 24.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated lawsuit. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements – Contingencies – Shareholder Derivative Lawsuits on page 24.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 25.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in

Nicor Inc.	Page 38

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

the Notes to the Consolidated Financial Statements – Contingencies – Manufactured Gas Plant Sites beginning on page 27.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements – Contingencies beginning on page 21.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.

Credit Risk. This section updates the Credit Risk section of the market risk disclosure in Nicor’s 2001 Annual Report on Form 10-K/A (Amendment No. 1).

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

There has been no material adverse change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Inc.	Page 39

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Operating revenues (millions):
Sales
Residential	$100.8	$93.5	$620.1	$1,258.0
Commercial	20.3	13.7	120.1	235.6
Industrial	2.1	1.8	19.7	35.8

	123.2	109.0	759.9	1,529.4

Transportation
Residential	4.0	1.8	10.0	6.7
Commercial	12.2	12.1	53.9	54.5
Industrial	13.7	12.8	35.8	35.8
Other	1.0	.7	5.5	6.7

	30.9	27.4	105.2	103.7

Other revenues
Revenue taxes	9.1	7.9	66.0	95.0
Environmental cost recovery	1.7	1.2	17.1	14.3
Performance-based rate plan	-	(.4)	-	(24.8)
Chicago Hub	3.6	3.3	10.1	8.7
Other	4.2	4.1	12.9	17.5

	18.6	16.1	106.1	110.7

	$172.7	$152.5	$971.2	$1,743.8

Deliveries (Bcf):
Sales
Residential	13.2	14.8	139.0	140.6
Commercial	3.0	2.6	26.7	26.9
Industrial	.3	.4	4.8	4.3

	16.5	17.8	170.5	171.8

Transportation
Residential	1.1	.5	5.6	4.2
Commercial	8.9	8.6	68.4	61.3
Industrial	42.6	32.3	116.6	103.5

	52.6	41.4	190.6	169.0

	69.1	59.2	361.1	340.8

Customers at end of period (thousands):
Sales
Residential	1,701.5	1,748.0
Commercial	105.0	98.2
Industrial	6.7	6.4

	1,813.2	1,852.6

Transportation
Residential	135.2	59.7
Commercial	63.6	67.5
Industrial	6.8	7.2

	205.6	134.4

	2,018.8	1,987.0

Other statistics:
Degree days	33	85	3,530	3,724
Average gas cost per Mcf sold	$3.84	$2.75	$3.04	$7.51

Nicor Inc.	Page 40

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (concluded)

SHIPPING STATISTICS

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
TEUs shipped (thousands):
Southbound	33.6	27.9	98.9	87.4
Northbound	4.5	4.7	13.9	13.8
Interisland	5.8	1.6	13.9	4.6

	43.9	34.2	126.7	105.8

Other statistics:
Revenue per TEU	$1,515	$1,539	$1,511	$1,564
Ports served	24	22
Vessels operated	17	16

Nicor Inc.	Page 41

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management’s Discussion and Analysis—Market Risk on page 38, which is incorporated herein by reference.

Item 4.     Controls and Procedures

Immediately following the Signatures section of this Quarterly Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q/A is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor’s management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements – Contingencies.

To assist management in assessing the control environment and related issues associated with Nicor’s natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading (“gas supply activities”), Nicor retained a consulting firm with experience in internal controls and the energy industry that is not and has not been the company’s external auditor. Through this review of gas supply activities (“gas supply review”), it was observed that:

•	Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.
•	Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.
•	As a result, gas supply activities are not adequately documented, overly dependent on people, and not supported by formal training or communication of controls.

In light of the foregoing, and reflecting the consultant’s work related to gas supply activities, management has concluded that the following steps related to gas supply activities should be undertaken:

•	Enhance the effectiveness of corporate governance and independent oversight of gas supply activities by creating a formal risk management function and expanding senior management oversight through the company’s risk management committee.
•	Enhance senior management monitoring and oversight of gas supply activities by creating formal reporting frameworks designed to effectively communicate performance, existing risk profile/position, and compliance with policies/procedures.
•	Enhance the communication of senior management’s expectations regarding objectives, risk tolerances, and business practices in connection with gas supply activities by creating codified and standardized policies and procedures for these activities.

Nicor Inc.	Page 42

Item 4.	Controls and Procedures (continued)

•	Given the high degree of regulatory oversight and review over gas supply activities, develop formal documentation and retention standards for key decision-making and transaction activities that are subject to regulatory review.
•	For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.
•	Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP (“D&T”), who were asked in October to audit the company’s 1999, 2000 and 2001 restated financial statements in addition to its audit of 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, Nicor’s and Nicor Gas’ restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the “D&T Letter”), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas’ internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas’ internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas’ regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor’s and Nicor Gas’ financial statements. D&T has made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

•	Establish a centralized, independent back office function for gas supply activities, staffed with an adequate number of appropriately skilled individuals.
•	Charge the gas supply back office function with responsibility for, among other matters, contract analysis to determine correct accounting treatment, ensuring that contract terms are followed, overseeing the contract approval process and contract administration.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q/A, the company carried out an evaluation under the supervision and with the participation of the company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”).

During the course of the Evaluation, the company’s principal executive officer and principal financial officer took note of, and considered as part of the company’s disclosure controls and procedures (as defined in the Rule 13a-14 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company (the “Additional Procedures”) to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, as of the date of the Evaluation, that the company’s disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Nicor Inc.	Page 43

Item 4.	Controls and Procedures (concluded)

Management has considered the matters referred to above, D&T’s recommendations with respect thereto and the gas supply review in connection with management’s general evaluation of the company’s internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company’s management has assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented and continues to implement changes to the company’s policies, procedures, systems and personnel to address these issues. The company’s management is in the process of implementing the following changes based upon the D&T Letter and the gas supply review:

•	The company will dedicate additional internal audit and external resources to the assessment of the internal controls of the company.
•	New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted.
•	Additional gas supply purchasing testing was performed to verify that prices are consistent with market rates.
•	Personnel in gas supply accounting will now report directly to the company’s Controller.
•	The company’s Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.
•	An outside consultant has been retained to coordinate documentation and implementation of appropriate processes, procedures and controls changes, and has been assigned a number of full-time employees to assist in this process.
•	The company will implement controls designed to ensure compliance with regulatory rules and mandates.
•	A review of contract administration processes is underway to develop and implement a more effective method of contract administration, including documentation of related policies and procedures.

The company will continue to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures, and will take further actions as dictated by such continuing reviews. These actions will include additional procedures to supplement its internal controls in order to prevent misstatements or omissions in its financial statements resulting from factors such as the weaknesses and deficiencies identified in the gas supply review and the D&T Letter. The steps taken and to be taken to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter have constituted and will constitute significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis—Contingencies beginning on page 34 and the Notes to the Consolidated Financial Statements—Contingencies beginning on page 21, which are incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)	See Exhibit Index beginning on page 47 filed herewith.
(b)	On August 14, 2002, the company filed a Form 8-K including CEO/CFO certifications.

Nicor Inc.	Page 44

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

Date	March 7, 2003	By	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 45

Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 7, 2003	/s/ THOMAS L. FISHER
Thomas L. Fisher Chairman and Chief Executive Officer

Nicor Inc.	Page 46

Certification

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Inc.	Page 47

Exhibit Index

Exhibit Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	*	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	*	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

10.01	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 2002, Nicor Inc., Exhibit 10.01.)

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nicor Inc.	Page 48

Exhibit Index (concluded)

Exhibit Number	Description of Document

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.