Form 10-K
period 2002-12-31
NICOR INC
filed 2003-03-28
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

1-7297	Nicor Inc. (An Illinois Corporation) 1844 Ferry Road Naperville, Illinois 60563-9600 (630) 305-9500	36-2855175

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $2.50 per share, including Preference Stock purchase rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

Yes ☒  No ☐.

The aggregate market value of common stock (based on the June 28, 2002 closing price of $45.75) held by non-affiliates of the registrant was approximately $2.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2003 Annual Meeting Definitive Proxy Statement, dated March 31, 2003, are incorporated by reference into Part III.

Table of Contents

Item No.

	Part I
1.	Business	1
2.	Properties	5
3.	Legal Proceedings	5
4.	Submission of Matters to a Vote of Security Holders	5
	Executive Officers of the Registrant	6
	Part II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	7
6.	Selected Financial Data	8
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
7A.	Quantitative and Qualitative Disclosures about Market Risk	29
8.	Financial Statements and Supplementary Data	30
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
	Part III
10.	Directors and Executive Officers of the Registrant	62
11.	Executive Compensation	62
12.	Security Ownership of Certain Beneficial Owners and Management	62
13.	Certain Relationships and Related Transactions	62
14.	Controls and Procedures	63
	Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	66
	Signatures	68
	Certifications	69
	Exhibit Index	71

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days.
FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.
PBR	Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.
TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

i

PART I

Item 1. Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company), one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Caribbean. Gas distribution is Nicor’s primary business, typically representing the majority of consolidated operating income and assets. Nicor also owns several unregulated energy-related ventures, including Nicor Services, a retail energy-related products and services business, and Nicor Enerchange, a wholesale natural gas marketing company. Nicor had approximately 3,500 employees at year-end 2002.

Financial information on Nicor’s major business segments is included in Business Segment and Geographic Information beginning on page 48. Certain terms used herein are defined in the glossary on page i.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers, in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2002, residential customers accounted for approximately 45 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 30 percent, respectively. Nicor Gas’ large residential customer base provides relative stability during weak economic periods. In addition, the company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Gas Distribution Statistics on page 14 for operating revenues, deliveries and number of customers by customer classification. The company has approximately 2,300 employees.

Natural gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Since 2000, Nicor Gas has purchased earnings protection against the impact of significantly warmer weather. To partially offset the cost of this protection, beginning in 2002 Nicor Gas agreed to pay its counterparty if weather was colder than an approximate normal. Thus far for 2003, weather protection has been purchased for only the first quarter and the agreement stipulates that the maximum payment received or amount paid out will not exceed $5 million.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 10 percent of the agreements will expire within five years.

As described in Management’s Discussion and Analysis — Customer Choice of Commodity Supplier on page 20, all Nicor Gas customers now have the option of purchasing their own gas supplies for delivery by Nicor Gas. Large transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels. While Nicor Gas receives less revenue for transportation service as compared to gas sales service, the company receives a margin generally comparable to gas sales service for transportation service with full supply backup.

Item 1. Business (continued)

Nicor Gas also has several nontraditional activities, including the Chicago Hub, which provides natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power-generation facilities.

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company’s cost of gas charged to customers.

The company’s peak-day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply sources, arranged by either Nicor Gas or its customers. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Firm supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company’s total gas purchases in the last three years.

As noted previously, customers served under the company’s transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 2002 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary firm transportation contracts are with: Natural Gas Pipeline Company of America, Northern Natural Gas Company, Tennessee Gas Pipeline Company, Midwestern Gas Transmission Company and ANR Pipeline. All of the capacity covered by these contracts will expire by 2004. In the first quarter of 2003, Nicor Gas renewed several of these contracts beyond 2004.

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas purchases about 40 Bcf of storage services. Storage provides supply flexibility and improves the reliability of deliveries.

Item 1. Business (continued)

Competition/Demand

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. The company’s natural gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service, reliability and environmental impact. Significant factors that impact demand for natural gas include weather, economic conditions and price. While natural gas prices fluctuated greatly over the last several years, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Management’s Discussion and Analysis — Factors Affecting Business Performance beginning on page 18.

Regulation

Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 75 percent of a typical residential customer’s annual bill in the last three years. The company’s cost of gas is passed on to the customer without markup.

Nicor Gas’ performance-based rate (PBR) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. Additional information on the plan is presented in Management’s Discussion and Analysis — Performance-Based Rate Plan beginning on page 25.

The company’s Customer Select program® offers customers a choice of natural gas suppliers. Additional information on the program is presented in Management’s Discussion and Analysis — Customer Choice of Commodity Supplier on page 20.

Properties

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 28,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers’ premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software, and office equipment.

Most of the company’s distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ first mortgage bonds.

Item 1. Business (continued)

Additional information about Nicor Gas’ business is presented in Management’s Discussion and Analysis — Gas Distribution beginning on page 19.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping’s financial results can be significantly affected by general economic conditions in the United States, the Caribbean region and Canada. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region. The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping’s cargo consists of northbound shipments of apparel and agricultural products, and interisland shipments. The company also provides additional related services including inland transportation and cargo insurance.

At December 31, 2002, Tropical Shipping’s fleet consisted of 11 owned vessels and 5 chartered vessels with a container capacity totaling approximately 5,200 TEUs. In 1999, Tropical Shipping ordered the construction of two vessels to replace older owned and chartered vessels, and to support growth. The first vessel was placed into service in late 2001, and the second vessel was delivered in early 2002. During the first quarter of 2003, Tropical Shipping sold one of its older vessels. In addition, the company owns containers, container-handling equipment, chassis and other equipment. Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada, and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Management’s Discussion and Analysis — Shipping on page 21.

OTHER ENERGY VENTURES

Nicor is involved in several other energy venture businesses including Nicor Services, Nicor Enerchange, Nicor Energy and Horizon Pipeline.

Nicor Services provides energy-related products and services for retail markets, including residential and small commercial users. The company offers products and services covering the installation, maintenance and repair of heating and air conditioning related equipment, including natural gas piping inside homes and other appliances. In 2002, the company also began offering a fixed bill product under which it pays the annual gas service portion of a Nicor Gas customer’s utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather.

Nicor Enerchange is a natural gas marketing company formed in 1998 to engage in wholesale marketing and trading of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub for a fee. The company focuses on opportunities that allow it to leverage its knowledge of natural gas movement in and around the Midwest.

Item 1. Business (concluded)

Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade. Nicor Energy is in the process of liquidating its assets. For factors affecting Nicor Energy see the Notes to the Consolidated Financial Statements — Contingencies — Nicor Energy beginning on page 54.

During the second quarter of 2002, Horizon Pipeline, a 50-percent-owned joint venture with Natural Gas Pipeline Company of America, put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements at rates that have been accepted by FERC, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Management’s Discussion and Analysis — Contingencies beginning on page 25 and the Notes to the Consolidated Financial Statements — Contingencies beginning on page 53.

AVAILABLE INFORMATION

Nicor files various reports with the Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934. Nicor makes all of these reports available without charge to the public on its web site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

Item 2. Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1, Business, beginning on page 1, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company’s operations.

Item 3. Legal Proceedings

See Management’s Discussion and Analysis — Contingencies beginning on page 25 and the Notes to the Consolidated Financial Statements — Contingencies beginning on page 53, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Executive officers of the company are elected annually by the Board of Directors.

Name	Age	Current Position and Background

Thomas L. Fisher	58	Chairman, Nicor and Nicor Gas (since 1996); Chief Executive Officer, Nicor (since 1995) and Nicor Gas (since 1988); and President, Nicor (1994-2002) and Nicor Gas (1988-2002).

Russ M. Strobel	50	President, Nicor and Nicor Gas (since 2002); Executive Vice President, General Counsel and Corporate Secretary, Nicor and Nicor Gas (2002); Senior Vice President, General Counsel and Corporate Secretary, Nicor and Nicor Gas (2000-2002); Partner, Altheimer & Gray, attorneys (2000); and Partner, Jenner & Block, attorneys (1986-2000).

Kathleen L. Halloran	50	Executive Vice President Finance and Administration, Nicor and Nicor Gas (since 1999); Senior Vice President Administration, Nicor Gas (1998-1999); and Senior Vice President Information Services, Rates and Human Resources, Nicor Gas (1996-1998).

Claudia J. Colalillo	53	Senior Vice President Human Resources and Customer Care, Nicor and Nicor Gas (since 2002); Vice President Human Resources, Nicor and Nicor Gas (1998-2002).

Rocco J. D’Alessandro	44	Senior Vice President Operations, Nicor Gas (since 2002); Vice President Customer Services, Nicor Gas (1999-2002); various managerial positions, Nicor Gas (1989-1999).

Daniel R. Dodge	49	Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (since 2002); Vice President Business Development, Nicor and Nicor Gas (1998-2002).

George M. Behrens	47	Vice President Administration and Treasurer, Nicor and Nicor Gas (since 2000); Vice President Administration, Nicor and Nicor Gas (1999-2000); Vice President and Controller, Nicor and Nicor Gas (1998-1999); and Vice President Accounting, Nicor Gas (1996-1998).

Executive Officers of the Registrant (concluded)

Name	Age	Current Position and Background

Paul C. Gracey, Jr.	43	Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2002); Vice President and General Counsel, Midwest Generation, Chicago, independent power producer (2000-2002); Corporate Vice President and General Counsel, Edison Mission Energy Limited, London, England, independent power producer (1993-2000).

Jeffrey L. Metz	49	Vice President and Controller, Nicor and Nicor Gas (since 2003); Assistant Vice President and Controller, Nicor and Nicor Gas (2000-2003); various managerial positions, Nicor and Nicor Gas (1987-2000).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 28, 2003, there were approximately 26,000 common stockholders of record.

	Stock price
			Dividends
Quarter	High	Low	declared

2002
First	$46.20	$39.55	$.46
Second	49.00	44.99	.46
Third	47.83	18.09	.46
Fourth	35.39	24.25	.46
2001
First	$42.38	$35.12	$.44
Second	39.90	35.95	.44
Third	39.74	34.00	.44
Fourth	42.00	37.52	.44

Item 6. Selected Financial Data

(in millions, except per share data)

	Year ended December 31

	2002	2001	2000	1999	1998

Operating revenues	$1,897.4	$2,366.3	$2,159.3	$1,570.5	$1,464.0
Operating income	$226.5	$219.2	$85.6	$212.6	$208.6
Net income	$128.0	$122.1	$35.8	$116.3	$124.4
Earnings per common share
Basic	$2.90	$2.70	$.77	$2.46	$2.59
Diluted	2.88	2.69	.77	2.45	2.58
Dividends declared per
common share	$1.84	$1.76	$1.66	$1.56	$1.48
Property, plant and equipment
Gross	$3,872.8	$3,733.0	$3,588.9	$3,493.5	$3,379.8
Net	1,796.8	1,768.6	1,740.9	1,745.0	1,731.8
Total assets	$2,899.4	$2,607.2	$2,930.6	$2,496.4	$2,364.6
Capitalization
Long-term debt, net of current maturities	$396.2	$446.4	$347.1	$436.1	$557.3
Redeemable preferred stock	4.3	6.1	6.4	6.3	6.3
Common equity	728.4	704.2	705.2	796.1	776.2

	$1,128.9	$1,156.7	$1,058.7	$1,238.5	$1,339.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2000 to 2002 and to discuss business trends and uncertainties that might affect Nicor Inc. (Nicor). Certain terms used herein are defined in the glossary on page i.

SUMMARY

Nicor’s two major subsidiaries, Nicor Gas and Tropical Shipping, operate in two business segments — gas distribution and shipping. All of Nicor’s other wholly owned businesses are combined and presented as “Other Energy Ventures.” The gas distribution segment represents the majority of consolidated operating income and assets.

Net income and diluted earnings per common share are presented below:

	2002	2001	2000

Net income (millions)	$128.0	$122.1	$35.8
Diluted earnings per share	2.88	2.69	.77

Nicor’s net income and earnings per share were significantly impacted by the effects of Nicor Gas’ mercury inspection and repair program in 2002, 2001 and 2000. A charge of $148 million was recorded as operating expense in 2000 to establish a reserve related to the program. In 2002 and 2001, the recognition of partial recoveries from insurers and contractors and reserve reductions lowered operating expenses by $29.0 million and $12.2 million, respectively. For details of Nicor Gas’ mercury inspection and repair program, see the Notes to the Consolidated Financial Statements — Mercury Program beginning on page 57.

Net income was higher in 2002 compared with 2001 due primarily to increased insurance recoveries at the company’s gas distribution segment related to the mercury inspection and repair program, partially offset by other operating income reductions in the gas distribution segment. Lower net interest expense, and operating income improvements in the shipping segment, also contributed to the 2002 improvement.

Net income was significantly higher in 2001 compared with 2000 due primarily to the mercury-related charge recorded in 2000 and related cost recoveries and a reserve reduction recorded in 2001 in the gas distribution segment. This increase was partially offset by other gas distribution operating income reductions and lower operating results in the shipping segment. 2001 also reflects increased interest income from higher short-term investment balances and lower interest expense due to lower interest rates.

Per share results in both 2002 and 2001 benefited from the company’s common stock repurchase programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating income. Operating income (loss) by major business segment is presented below (in millions):

	2002	2001	2000

Gas distribution	$207.0	$194.4	$55.7
Shipping	21.2	19.1	26.2
Other energy ventures	6.4	6.8	6.7
Corporate and eliminations	(8.1)	(1.1)	(3.0)

	$226.5	$219.2	$85.6

The following summarizes operating income comparisons by business segment:

•	Gas distribution operating income increased $12.6 million in 2002. The improvement reflects $29.0 million of pretax mercury-related insurance recoveries and positive reserve adjustments in 2002 compared to $12.2 million in the prior year. Annual results were also impacted favorably by lower losses related to a performance-based rate (PBR) plan ($10.7 million), increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather ($4.3 million). Results were negatively impacted by higher operating costs, including lower pension credits ($14.1 million), increased legal and accounting costs related primarily to the PBR plan review ($8.7 million), higher depreciation ($5.2 million) and higher health care costs ($5.0 million).

Gas distribution operating income increased $138.7 million in 2001 compared to 2000 reflecting a $160.2 million change in mercury-related costs and recoveries, increased contributions from the Chicago Hub ($6.9 million), which provides gas supply-related services, and increased pension credits ($3.7 million). The above improvements were partially offset by the impact of greater losses from the PBR plan ($11.6 million), reduced natural gas deliveries ($8.2 million), certain increased operating expenses related to higher average natural gas prices ($6.1 million) and increased depreciation ($3.4 million).

•	Tropical Shipping operating income for 2002 increased $2.1 million compared to 2001 due to increased revenues from higher volumes shipped ($46.3 million) attributable primarily to recent acquisitions, partially offset by the impact of higher operating expenses ($33.6 million) and lower average rates ($10.9 million) due primarily to increased volumes shipped as a result of recent acquisitions and unfavorable economic conditions throughout the Caribbean region.

A slowdown in the U.S. and Caribbean economies resulted in a decrease in shipping operating income of $7.1 million in 2001. The negative revenue impact of lower volumes shipped ($23.9 million) in 2001 more than offset the positive effects of slightly higher average rates ($8.2 million), due primarily to a change in product and route mix, and lower operating and maintenance expenses ($7.7 million).

•	Other energy ventures operating income for 2002 decreased $.4 million compared to 2001. Higher operating results in the company’s energy-related products and services business ($4.2 million), Nicor Services, were more than offset by increased losses from the company’s former energy system development activities ($4.7 million).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating income from Nicor’s other energy ventures was essentially unchanged in 2001. Improved 2001 operating results from Nicor Services ($2.2 million) and increased operating income relating to the company’s former energy system development activities ($2.2 million) were more than offset by a decline in operating income from a small venture that had a large one-time project in 2000 ($4.6 million).

Equity investment income (loss). Equity investment income (loss) was $(5.8) million in 2002 compared to $.4 million in 2001 and $1.0 million in 2000. Lower results in 2002 reflect a $9.2 million investment loss from Nicor Energy, Nicor’s retail energy marketing joint venture, compared with a loss of $.9 million in 2001.

Other income (expense). Other income (expense), net was $3.4 million in 2002, $7.6 million in 2001, and $4.9 million in 2000. The fluctuation from year to year was due primarily to short-term investment levels and the resulting effect on interest income.

Interest expense. Interest expense decreased $7.5 million in 2002 due to lower average borrowing levels and interest rates. Interest expense decreased $2.4 million in 2001 due primarily to the positive effect of lower interest rates.

Income taxes. The 17 percent effective income tax rate for 2000 varied from its historical level due to much lower pretax income related to the mercury charge at Nicor Gas. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	2002	2001	2000

Gas distribution	$1,590.7	$2,090.8	$1,880.3
Shipping	266.0	230.3	248.3
Other energy ventures	56.9	43.7	30.7
Corporate and eliminations	(16.2)	1.5	—

	$1,897.4	$2,366.3	$2,159.3

Gas distribution revenues decreased in 2002 due primarily to significantly lower average natural gas costs, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas costs is estimated to be approximately $575 million. The revenue effect of the lower natural gas costs was partially offset by the impact of colder weather ($85.2 million) in 2002 compared to 2001. In 2002, shipping segment results included higher volume-related revenues ($46.3 million) partially offset by lower average rates ($10.9 million). The increases in volume-related revenues resulted primarily from acquisitions. The slow economy in the Caribbean region continued to put pressure on shipping segment average rates. The increase in revenues for other energy ventures was due primarily to increased business activity at Nicor Services. Nicor Services’ 2002 revenues increased $27.0 million in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2002 to $40.0 million. Partially offsetting this increase were decreased revenues from former energy system development activities ($10.1 million).

The increase in 2001 gas distribution revenues from 2000 was due primarily to significantly higher average natural gas costs and related revenue taxes. The revenue effect of the higher average natural gas costs in 2001 compared to 2000 is approximately $300 million. Partially offsetting the effect of higher average 2001 gas costs were the estimated effects of lower deliveries ($134 million) due to warmer weather, energy conservation and economic conditions. The decline in shipping revenues in 2001 reflects the effect of lower volumes ($23.9 million) compared to the prior year. Reduced volumes were due to a slowdown in the economy, which resulted in lower construction and tourist-related shipments in the Caribbean region. The increase in revenues for other energy ventures was due primarily to increased business from Nicor’s former energy system development activities ($13.4 million) and new customers and products at Nicor Services ($5.7 million). Partially offsetting these increases was the decline in activity at a small venture ($7.9 million) that had a large one-time project in 2000.

Gas distribution margin. Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other gas utility companies exclude these items in evaluating performance. A reconciliation of gas distribution revenues and margin follows (in millions):

	2002	2001	2000

Gas distribution revenues	$1,590.7	$2,090.8	$1,880.3
Cost of gas	(970.1)	(1,477.5)	(1,270.0)
Revenue tax expense	(92.4)	(109.0)	(100.0)

Gas distribution margin	$528.2	$504.3	$510.3

Gas distribution margin increased $23.9 million in 2002. Contributing to the 2002 improvement were lower PBR plan losses compared to 2001 ($10.7 million). Additional information related to the PBR plan is included in the Notes to the Consolidated Financial Statements — Contingencies — Performance-Based Rate Plan beginning on page 53. Other factors affecting margin in 2002 were the positive effects of increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather ($4.3 million), and the negative effect of lower revenues from customer finance charges ($4.8 million). The reduction of revenues from customer finance charges is related to lower levels of customer receivables arising from reduced natural gas prices in 2002.

Gas distribution margin in 2001 was $6.0 million lower than in 2000. Positively affecting the 2001 margin were greater customer finance charges ($7.1 million) and larger contributions from the Chicago Hub ($6.9 million). Lower customer demand ($12.4 million) and increased PBR plan losses ($11.6 million) negatively impacted results in 2001. Reduced customer demand for natural gas in 2001 resulted from warmer weather, energy conservation and economic conditions. The negative impact of warmer weather in 2001 versus 2000 ($5.1 million) was partially offset by benefits from the company’s weather protection ($4.2 million).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense for 2002 and 2001 was $199.6 million and $177.1 million, respectively. The $22.5 million increase reflects smaller pension credits ($14.1 million), increased legal and accounting costs related

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

primarily to the PBR plan review ($8.7 million) and increased health care costs ($5.0 million). These increases were partially offset by lower natural gas costs to operate company equipment and facilities ($4.2 million).

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

Gas distribution operating and maintenance expense included pension credits of $9.2 million, $23.3 million and $19.6 million in 2002, 2001 and 2000, respectively. For more details concerning fluctuations in the gas distribution’s pension credits, see the Factors Affecting Business Performance — Gas Distribution — Pension Investment Returns section on page 20.

Gas distribution mercury-related costs (recoveries). Mercury-related costs (recoveries) reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. In 2002, Nicor Gas reached an agreement with an insurer whereby the company recovered approximately $20 million of mercury-related costs. In both 2002 and 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Operating income for 2001 also reflected $3.2 million in mercury-related recoveries. The $148 million of mercury-related costs in 2000 represents the original charge to establish the mercury program reserve. Additional information about the company’s mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements - Contingencies — Mercury Program beginning on page 57.

Gas distribution property sale (gains) losses. Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings.

Shipping operating expenses. Shipping segment operating expenses rose $33.6 million in 2002 due primarily to increased volumes shipped as a result of recent acquisitions. Increased costs included higher transportation and voyage costs ($10.6 million), greater leased equipment costs ($5.1 million), higher wage and benefit costs ($4.1 million) and increased vessel charter expenses ($2.6 million).

For 2001, shipping segment operating expenses decreased $10.9 million due primarily to lower volumes shipped. Decreased volume-related expenses included lower port costs ($3.7 million), lower fuel costs ($1.9 million) and decreased wage and benefit expenses ($2.1 million).

All other operating expenses. The $2.9 million increase in all other operating expenses was due primarily to increased expenses at Nicor Services ($22.8 million) associated largely with the addition of new customers and products, such as the fixed bill product described in the following Factors Affecting Business Performance section. The 2002 increase at Nicor Services included $13.9 million of fixed bill operating expenses that were eliminated against gas distribution revenues in Nicor’s consolidated financial statements. The increase at Nicor Services was partially offset by lower operating expenses from Nicor’s former energy system development activities ($5.4 million) and its gas distribution technology business ($4.3 million).

The increase in all other operating expenses in 2001 compared to 2000 was associated largely with increased business from Nicor’s former energy system development activities ($11.2 million).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics

	2002	2001	2000

Operating revenues (millions)
Sales
Residential	$1,057.4	$1,486.4	$1,353.9
Commercial	209.4	274.6	236.0
Industrial	32.5	41.5	37.0

	1,299.3	1,802.5	1,626.9

Transportation
Residential	16.3	9.5	6.7
Commercial	75.6	75.0	78.9
Industrial	45.8	45.6	47.5
Other	7.6	7.5	6.2

	145.3	137.6	139.3

Other revenues
Revenue taxes	95.3	112.3	101.7
Environmental cost recovery	24.6	15.6	(4.0)
Performance-based rate plan	(4.1)	(14.8)	(3.2)
Chicago Hub	15.4	13.0	6.1
Other	14.9	24.6	13.5

	146.1	150.7	114.1

	$1,590.7	$2,090.8	$1,880.3

Deliveries (Bcf)
Sales
Residential	212.9	201.5	219.0
Commercial	41.6	37.2	38.4
Industrial	6.9	5.9	6.2

	261.4	244.6	263.6

Transportation
Residential	11.0	6.1	4.4
Commercial	97.5	89.2	94.0
Industrial	149.2	135.3	163.9

	257.7	230.6	262.3

	519.1	475.2	525.9

Year-end customers (thousands)
Sales
Residential	1,733.6	1,766.5	1,746.3
Commercial	108.9	102.7	98.9
Industrial	7.0	6.7	6.6

	1,849.5	1,875.9	1,851.8

Transportation
Residential	126.8	58.1	52.8
Commercial	62.4	66.0	68.7
Industrial	6.7	7.1	7.4

	195.9	131.2	128.9

	2,045.4	2,007.1	1,980.7

Other statistics
Degree days	5,779	5,422	5,717
Average gas cost per Mcf sold	$3.67	$6.00	$4.78

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Statistics

	2002	2001	2000

TEUs shipped (thousands)
Southbound	136.2	120.9	136.6
Northbound	18.7	17.5	17.9
Interisland	20.2	7.3	6.9

	175.1	145.7	161.4

Other statistics
Revenue per TEU	$1,517	$1,579	$1,523
Ports served	24	21	22
Vessels operated	16	17	16

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. Net cash flow provided from operating activities was $268.3 million, $491.3 million and $233.0 million in 2002, 2001 and 2000, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. Operating cash flows increased significantly in 2001 due primarily to changes in amounts due from customers and accounts payable balances associated with natural gas price volatility. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures. Capital expenditures by business segment are presented below (in millions):

	Estimated
	2003	2002	2001	2000

Gas distribution	$160	$169.5	$149.8	$124.6
Shipping	10	19.6	34.8	33.8
Other energy ventures	5	3.4	1.1	—

	$175	$192.5	$185.7	$158.4

The increase in 2002 capital expenditures in the gas distribution segment was related to the acquisition of a compressor for a storage facility and higher capitalized employee benefit costs. Gas distribution capital expenditures were higher in 2001 than in 2000 due primarily to increased information technology projects and improvements to the company’s operating system.

Shipping segment capital expenditures were higher in 2001 and 2000 than the 2002 and anticipated 2003 levels due primarily to the construction of two vessels. Expenditures were lower in 2002 and are expected to be further reduced in 2003 because vessel construction was completed in early 2002.

Other investments. Nicor invested $10 million in each of 2002, 2001 and 2000 in a cargo container leasing business and will likely invest a similar amount in 2003. Nicor’s equity investment in this business at December 31, 2002 was $70.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In May 2002 Nicor invested $16.5 million for a 50-percent share of equity in Horizon Pipeline. Nicor’s equity investment in this business at December 31, 2002 was $18.4 million. Additional information about Horizon Pipeline is presented on page 22.

Nicor’s equity investment in Nicor Energy, including an $8.3 million note receivable, was written down to zero during the third quarter of 2002. Additional information about transactions with Nicor Energy is provided within the Nicor Energy section of the Notes to the Consolidated Financial Statements - Contingencies beginning on page 54.

In both 2002 and 2001, Nicor Services acquired a heating, ventilation and air conditioning (HVAC) company. In March 2003, Nicor Services acquired a third HVAC company. All purchases were made with shares of Nicor stock. Nicor Services has no current plans for further HVAC acquisitions.

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

Financing activities. As of the filing date of this report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements — Contingencies beginning on page 53, the rating agencies put Nicor and Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put both companies’ commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+ and lowered its rating on Nicor Inc.’s short-term debt to F1 from F1+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs. Nicor’s financial statistics at December 31 include:

	2002	2001	2000

Long-term debt, net of current maturities, as a percent of capitalization	35.1%	38.6%	32.8%
Times interest earned, before income taxes	5.7	4.8	1.9

Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.

Long-term debt. Nicor is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions. Net proceeds from securities issued are typically used for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes. Nicor Gas plans to refinance at least $100 million of long-term debt in 2003.

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

Short-term debt. At December 31, 2002, the company had line of credit agreements with five major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $409 million through March 31, 2003 and $334 million thereafter through September 30, 2003. At December 31, 2002 the company had $315 million of commercial paper borrowings outstanding. Nicor had $277 million of commercial paper outstanding at year-end 2001. Under the company’s 2002/2003 short-term line of credit agreements, if Nicor’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

Common stock. In 2001, Nicor completed a $50 million common stock repurchase program initiated in the third quarter of 2000 and announced a new $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. The company purchased and retired .4 million, 1.1 million and 1.4 million common shares in 2002, 2001 and 2000, respectively, at a cost of $18 million, $42 million and $50 million, respectively, under the stock repurchase program. At December 31, 2002, approximately $22 million remained authorized for the repurchase of common stock under the existing program. Since January 1990, the company has repurchased over one-quarter of its outstanding stock.

Nicor increased its quarterly common stock dividend rate during 2002 by 4.5 percent, which was the fifteenth consecutive annual increase. On March 20, 2003, the Nicor Board of Directors declared a quarterly dividend of $.465 per common share, increasing the rate by 1.1%. The company paid dividends on its common stock of $80.4 million, $78.5 million and $75.7 million in 2002, 2001 and 2000, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Commitments. For a summary of Nicor’s contractual obligations, refer to the Notes to the Consolidated Financial Statements — Contractual Obligations beginning on page 51. In addition to its contractual obligations, Nicor could be required to provide funding on behalf of related parties under guarantee arrangements if certain contingent events occur. These guarantees are described in the Notes to the Consolidated Financial Statements — Related Party Transactions on page 51, the Notes to the Consolidated Financial Statements - Guarantees and Indemnities on page 52 and the Notes to the Consolidated Financial Statements — Contingencies — Nicor Energy beginning on page 54.

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

The selection of accounting methods and the use of estimates affect Nicor’s reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Notes to the Consolidated Financial Statements — Accounting Policies beginning on page 37. Management is also required to make significant estimates, which are similarly described in the footnotes.

Although there are numerous areas in which Nicor management makes significant estimates or judgments, it believes its critical estimates or judgments involve derivative instruments, unbilled revenues, credit risk and loss contingencies because they are susceptible to material change and could materially impact Nicor’s financial statements.

The rules for determining whether a contract meets the criteria for a derivative instrument, or whether a derivative qualifies for hedge accounting treatment, are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections and changes in management’s assessment of the likelihood of future hedged transactions. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections, and changes in hedge effectiveness may impact the accounting treatment. These determinations and changes in estimates may have a material impact on reported results.

Certain Nicor subsidiaries estimate revenues for gas deliveries not billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of factors which require management judgment, including projections of gas costs, weather, and customer usage. These estimates are adjusted when actual billings occur, and changes in estimates can be material. Nicor’s estimated unbilled revenues at December 31, 2002, were $142.9 million.

Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments and energy-related trading contracts, with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor’s estimates. Nicor’s estimated allowance for doubtful accounts at December 31, 2002, was $16.9 million.

Nicor records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor and its subsidiaries and affiliates are involved in various legal proceedings and exposed to various loss contingencies (see discussion in Contingencies beginning on page 25 and the Notes to the Consolidated Financial Statements — Contingencies, beginning on page 53). These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency described in Contingencies — Performance-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Based Rate Plan beginning on page 25 and in the Notes to the Consolidated Financial Statements — Contingencies — Performance-Based Rate Plan beginning on page 53.

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region’s economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2002, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Nicor estimates that, excluding weather protection, every 100-degree-day variation in weather has an impact on earnings per share of approximately 2-1/2 cents. Since 2000, Nicor Gas has purchased earnings protection against the impact of significantly warmer weather. To partially offset the cost of this protection, beginning in 2002 Nicor Gas agreed to pay its counterparty if weather is colder than an approximate normal. Thus far for 2003, weather protection has been purchased for only the first quarter and the agreement stipulates that the maximum payment received or amount paid out will not exceed $5 million.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas’ large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas’ growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, they increased in 2002 and the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Customer choice of commodity supplier. The company’s Customer Select® program offers customers a choice of natural gas suppliers. Nicor Gas made its Customer Select program available to all residential customers beginning in March 2002. Previously, supplier choice was available to only industrial customers and, under a Customer Select pilot program, all commercial customers and about 15 percent of residential customers. In the pilot program’s first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increased bad debt expense in 2002, 2001 and 2000 that was higher than historical levels due primarily to significantly higher natural gas prices. It is expected that higher natural gas prices will continue in 2003. See also the Credit Risk section on page 23.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Net income related to net periodic benefit credits represented 4 percent, 12 percent and 33 percent of Nicor’s net income in 2002, 2001, and 2000, respectively. The 2000 percentage was significantly affected by Nicor’s lower net income in 2000, which resulted from the unusual mercury program charge. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company’s pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company’s 2002 operating income. The company’s pension credit included in operating income in 2002 was $9.2 million compared to $23.3 million in 2001. The October 1, 2002 actuarial valuation reflected even lower asset values which, along with changes in actuarial assumptions, will lead to a materially lower pension credit for 2003, reducing operating income by about $9 million. Actuarial assumptions affecting 2003 include an expected rate of return on plan assets of 8.75 % and a discount rate of 6.75%. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions. However, further substantial declines in market performance or changes to actuarial assumptions could require future company contributions.

Nontraditional activities. Nicor Gas continues to pursue nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage-related and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. During 2002, 2001 and 2000, the Chicago Hub contributed to operating income $15.4 million, $13.0 million and $6.1 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Contingencies - Performance-Based Rate Plan section beginning on page 25 and within the Notes to the Consolidated Financial Statements — Contingencies — Performance-Based Rate Plan beginning on page 53. In addition, Nicor Gas provides certain FERC-regulated storage and transportation services, and information concerning FERC-regulated activities is discussed in the Contingencies — Hub Services section and in the Contingencies — Other FERC Matters section on page 28.

Outlook. Due to the absence of the positive mercury-related impacts that occurred in 2002 and an anticipated increase in pension, health care and insurance costs, lower gas distribution results are expected in 2003.

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

Nicor anticipates modest growth in the shipping segment in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other energy ventures. Nicor is involved in several other energy venture businesses including Nicor Services, Nicor Enerchange, Nicor Energy and Horizon Pipeline.

Nicor Services provides energy-related products and services for retail markets, including residential and small commercial users. The company offers products and services covering the installation, maintenance and repair of heating and air conditioning related equipment, including gas piping and other appliances. In 2002, the company also began offering a fixed bill product under which it pays the annual gas service portion of a Nicor Gas customer’s utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. Nicor Services contributed $7.4 million in operating income in 2002, compared with $3.2 million in 2001 and $1.0 million in 2000.

Nicor Enerchange is a natural gas marketing company formed in 1998 to engage in wholesale marketing and trading of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub for a fee. The company focuses on opportunities that allow it to leverage its knowledge of natural gas movement in and around the Midwest. Changes in the availability of storage capacity may negatively impact the results of Nicor Enerchange. Nicor Enerchange contributed $3.2 million of operating income in 2002, compared with $3.2 million in 2001 and $2.9 million in 2000. Beginning in 2003, Nicor Enerchange results will be subject to an increased risk of potential volatility caused by the adoption of a new accounting method. See the Notes to the Consolidated Financial Statements — Energy Trading Accounting Methods on page 41.

Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade. In 2002, Nicor recorded a pretax loss of $9.2 million associated with this investment. Nicor Energy is in the process of liquidating its assets. For factors affecting Nicor Energy see the Notes to the Consolidated Financial Statements — Contingencies — Nicor Energy beginning on page 54.

During the second quarter of 2002 Horizon Pipeline, a 50-percent-owned joint venture with Natural Gas Pipeline Company of America, put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. Horizon Pipeline contributed $1.3 million of pretax earnings in 2002.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices and interest rates. It is Nicor’s practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, and duration, and in some cases value at risk (VaR). VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company’s risk management committee has established exposure limits at such a level that material adverse economic results are not expected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

However, beginning in 2003, the accounting results for any one period are subject to potential volatility caused by the adoption of the new accounting model at Nicor Enerchange. The company’s commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

In accordance with Securities and Exchange Commission (SEC) disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore also relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on the company’s unhedged positions at December 31, 2002, a 10 percent decrease in natural gas prices would have decreased Nicor’s earnings at December 31, 2002 by about $.1 million, which is not materially different than in the prior year.

In addition, substantial increases in natural gas prices may indirectly impact Nicor Gas’ earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is addressing certain of these risks with fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Nicor’s regulated utility, Nicor Gas, is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, Nicor Gas’ PBR plan for natural gas costs created some exposure to commodity price risk. The company’s exposure to this market risk was partially mitigated because the PBR plan compared actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. Nicor Gas terminated the PBR plan effective January 1, 2003.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative commodity instruments such as futures, options, forwards and swaps may be used to hedge this risk. In addition, management believes it has taken appropriate steps to manage other risks of loss associated with the Nicor Services’ fixed bill product.

Credit risk. The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor, in some instances, uses and is entering into additional master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron’s bankruptcy filing, the net amount due to Enron from Nicor Gas was $2.8 million, and the net amount due to Enron from Nicor Enerchange was $.9 million. Nicor Gas and Nicor Enerchange have filed their appropriate proof of claims with the U.S. Bankruptcy Court. In February of 2003 Enron and Nicor Enerchange entered into a settlement and mutual release whereby Nicor Enerchange will pay to Enron an amount of $.9 million in full settlement and release of all amounts due Enron. The settlement agreement entered into between Enron and Nicor

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Enerchange was approved on February 11, 2003 by the U.S. Bankruptcy Court. Nicor Gas and Enron are currently in the process of negotiating a settlement of all amounts currently due Enron.

Energy trading activities. At December 31, 2002, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, had contracts outstanding with the following fair values (in millions):

		Maturity

	Total	Less than	1 to 3	3 to 5
Source of Fair Value	Fair Value	1 Year	Years	Years

Prices actively quoted	$(1.9)	$(1.9)	$—	$—
Prices based on pricing models	.6	—	.6	—

Total	$(1.3)	$(1.9)	$.6	$—

The above fair values exclude $24.9 million attributable to natural gas inventory, which is valued at quoted spot market prices. As noted in the Notes to the Consolidated Financial Statements — New Accounting Pronouncements - Energy Trading Revenues on page 41, the accounting method applied to this business will change in the first quarter of 2003. As a result, natural gas inventory will be recorded at the lower of cost or market rather than at fair value, and annual and interim results will be subject to potential volatility caused by the adoption of the new accounting method.

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization on page 35 and the Notes to the Consolidated Financial Statements — Fair Value of Financial Instruments on page 42 and the Notes to the Consolidated Financial Statements — Short-Term and Long-Term Debt on page 42.

Nicor currently has financial derivatives designated as hedges of interest payments on an anticipated issuance of 30-year bonds in 2003. These instruments are accounted for as cash flow hedges with the gains and losses recorded in other comprehensive income. In the unlikely event that the anticipated transaction does not occur as forecasted, some or all of the amount in other comprehensive income may need to be reclassified to net income. At December 31, 2002, accumulated other comprehensive income included after-tax losses of $4.6 million associated with these hedges.

Other operating expenses. Health care costs have been rising and Nicor expects significant additional increases. Nicor is also experiencing, and expects to continue to experience, higher insurance costs due to a tightening insurance market and company loss experience. These cost increases, either collectively or individually, could materially reduce Nicor’s future results of operations.

Accounting policies. The Financial Accounting Standards Board (FASB) issued key accounting pronouncements in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements — New Accounting Pronouncements beginning on page 40. In addition, effective January 1, 2003, Nicor Gas will use a straight-line method for interim depreciation, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

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

Performance-based rate plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

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

Nicor and Nicor Gas previously restated their 2001, 2000 and 1999 annual financial statements and their 2002 and 2001 interim results to reflect corrections. The audited restated financial statements were previously filed with the SEC. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002.

The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions that required corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction related to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also related to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections did impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•	Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections did impact PBR plan results, as discussed below, and interest expense increased by $1.0 million and $.6 million in 2001 and 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which are both restated, PBR plan results have also changed and were reduced by $23.8 million and $15.4 million in 2001 and 2000, respectively.

In addition to the corrections related to the Report, as a result of management and audit reviews, the company also increased 2001 gas costs for transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

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

Nicor Energy. Significant developments have occurred relating to Nicor’s 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements — Contingencies — Nicor Energy beginning on page 54.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. On January 28, 2003, Nicor Energy was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor Energy, alleging that it violated Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters.

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements — Contingencies — Securities Class Actions on page 55.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated lawsuit. Plaintiff has been granted leave to file an amended complaint on or before April 15, 2003. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements — Contingencies — Shareholder Derivative Lawsuits on page 56.

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded service fees and interest totaling $1.1 million, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

Other FERC Matters. In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements — Contingencies — Mercury Program beginning on page 57.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements — Contingencies — Manufactured Gas Plant Sites beginning on page 59.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements — Contingencies beginning on page 53.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

CAUTION CONCERNING FORWARD LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and electricity prices; fair value accounting adjustments; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; additional adjustments related to Nicor’s retail energy marketing joint venture; asset sales; significant unplanned capital needs and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see the Market Risk section beginning on page 22, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nicor Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the New Accounting Pronouncements — Energy Trading Revenues note, to the consolidated financial statements, the Company has changed its method of accounting for energy trading activities.

DELOITTE & TOUCHE LLP

Chicago, IL
February 28, 2003

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31

	2002	2001	2000

Operating revenues
Gas distribution (includes revenue taxes of $95.3, $112.3, and $101.7, respectively)	$1,590.7	$2,090.8	$1,880.3
Shipping	266.0	230.3	248.3
Other	40.7	45.2	30.7

	1,897.4	2,366.3	2,159.3
Operating expenses
Gas distribution
Cost of gas	970.1	1,477.5	1,270.0
Operating and maintenance	199.6	177.1	166.4
Depreciation	137.6	132.4	129.0
Taxes, other than income taxes	109.5	125.5	117.5
Mercury-related costs (recoveries)	(29.0)	(12.2)	148.0
Property sale (gains) losses	(4.1)	(3.9)	(6.3)
Shipping	244.8	211.2	222.1
All other	42.4	39.5	27.0

	1,670.9	2,147.1	2,073.7

Operating income	226.5	219.2	85.6
Equity investment income (loss)	(5.8)	.4	1.0
Other income (expense), net	3.4	7.6	4.9
Interest expense, net of amounts capitalized	38.5	46.0	48.4

Income before income taxes	185.6	181.2	43.1
Income taxes	57.6	59.1	7.3

Net income	128.0	122.1	35.8
Dividends on preferred stock	.2	.3	.3

Earnings applicable to common stock	$127.8	$121.8	$35.5

Average shares of common stock outstanding
Basic	44.1	45.1	46.2
Diluted	44.3	45.2	46.3
Earnings per average share of common stock
Basic	$2.90	$2.70	$.77
Diluted	2.88	2.69	.77

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31

	2002	2001	2000

Operating activities
Net income	$128.0	$122.1	$35.8
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	155.0	148.8	145.1
Deferred income tax expense	68.1	21.6	1.2
Gain on sale of property, plant and equipment	(5.4)	(5.1)	(7.1)
Changes in assets and liabilities:
Receivables, less allowances	(116.4)	308.5	(299.3)
Gas in storage	(8.9)	(9.3)	46.5
Deferred/accrued gas costs	(40.9)	183.7	(70.5)
Prepaid pension costs	(12.8)	(32.0)	(26.9)
Other assets	(70.8)	20.4	(31.5)
Accounts payable	101.2	(206.5)	335.6
Accrued mercury-related costs	(13.6)	(41.0)	78.0
Other liabilities	77.2	(19.9)	26.0
Other	7.6	—	.1

Net cash flow provided from operating activities	268.3	491.3	233.0

Investing activities
Capital expenditures	(192.5)	(185.7)	(158.4)
Net decrease (increase) in short-term investments	8.5	8.8	(13.3)
Purchase of equity investments	(12.7)	(15.1)	(12.6)
Loans to joint ventures	(64.4)	(30.1)	(1.1)
Repayments from joint ventures	87.4	—	—
Investment in joint ventures	(16.5)	—	(1.5)
Business acquisitions	(10.2)	(4.9)	—
Net proceeds from sale of property, plant and equipment	8.8	6.4	20.8
Other	2.4	.2	(.4)

Net cash flow used for investing activities	(189.2)	(220.4)	(166.5)

Financing activities
Net proceeds from issuing long-term debt	49.9	247.2	49.9
Disbursements to retire long-term debt	—	(279.5)	(72.5)
Short-term borrowings (repayments), net	38.0	(165.0)	97.8
Dividends paid	(80.7)	(78.8)	(75.9)
Disbursements to reacquire stock	(26.5)	(46.3)	(51.9)
Other	1.4	2.8	2.0

Net cash flow used for financing activities	(17.9)	(319.6)	(50.6)

Net increase (decrease) in cash and cash equivalents	61.2	(48.7)	15.9
Cash and cash equivalents, beginning of year	14.0	62.7	46.8

Cash and cash equivalents, end of year	$75.2	$14.0	$62.7

Supplemental information
Income taxes paid, net of refunds	$(4.4)	$16.6	$30.6
Interest paid, net of amounts capitalized	34.0	46.9	50.6

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(millions)

	December 31

	2002	2001

Assets
Current assets
Cash and cash equivalents	$75.2	$14.0
Short-term investments, at cost which approximates market	25.7	34.2
Receivables, less allowances of $16.9 and $12.3, respectively	467.4	351.0
Notes receivable — joint ventures	—	31.2
Gas in storage	52.3	43.4
Deferred income taxes	34.9	45.5
Other	52.2	36.2

	707.7	555.5

Property, plant and equipment, at cost
Gas distribution	3,558.1	3,425.6
Shipping	309.1	304.7
Other	5.6	2.7

	3,872.8	3,733.0
Less accumulated depreciation	2,076.0	1,964.4

	1,796.8	1,768.6

Prepaid pension costs	177.1	164.3
Other assets	217.8	118.8

	$2,899.4	$2,607.2

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$100.0	$—
Short-term borrowings	315.0	277.0
Accounts payable	556.3	455.1
Accrued gas costs	67.3	108.2
Accrued mercury-related costs	5.0	7.0
Accrued dividends payable	20.3	19.6
Other	34.7	26.1

	1,098.6	893.0

Deferred credits and other liabilities
Deferred income taxes	386.1	324.1
Regulatory income tax liability	62.2	66.3
Unamortized investment tax credits	37.5	39.0
Accrued mercury-related costs	18.4	30.0
Other	167.7	98.1

	671.9	557.5

Capitalization
Long-term debt	396.2	446.4
Preferred stock	4.3	6.1
Common equity	728.4	704.2

	1,128.9	1,156.7

	$2,899.4	$2,607.2

The accompanying notes are an integral part of these statements.

Consolidated Statements of Capitalization
(millions, except share data)

		December 31

		2002	2001

First Mortgage Bonds
Maturity	Interest rate

2003	5.75%	$50.0	$50.0
2006	5.55	50.0	50.0
2008	5.875	75.0	75.0
2009	5.37	50.0	50.0
2011	6.625	75.0	75.0
2016	7.20	50.0	50.0
2027	7.375	50.0	50.0
2028	6.58	50.0	50.0

		450.0	450.0

Less: Amount due within one year	50.0		—
Unamortized debt discount, net of premium	3.8		3.6

	396.2	35.1%	446.4	38.6%

Other long-term debt
Notes payable due in 2003 at variable interest rate	50.0		—
Less amount due within one year	50.0		—

	—	—	—	—

Preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred shares authorized; and cumulative, without par value, 20,000,000 preference shares authorized (84,857 and 120,757 shares of redeemable preferred stock, 4.48% and 5.00% series, outstanding, respectively)	4.3	.4	6.1	.5

Common equity
Common stock, $2.50 par value, 160,000,000 shares authorized (4,345,417 and 4,517,156 shares reserved for conversion and other purposes, and 44,011,206 and 44,397,787 shares outstanding, respectively)	110.0		111.0
Paid-in capital	1.2		—
Retained earnings	623.8		593.5
Unearned compensation	(.3)		—
Accumulated other comprehensive income
Cash flow hedges	(4.9)		.7
Minimum pension liability	(1.4)		(1.0)

	(6.3)		(.3)

	728.4	64.5	704.2	60.9

	$1,128.9	100.0%	$1,156.7	100.0%

The accompanying notes are an integral part of these statements.

Consolidated Statements of Common Equity
(millions, except per share data)

	Year ended December 31

	2002	2001	2000

Common stock
Balance at beginning of year	$111.0	$113.7	$117.2
Issued and converted stock	.5	.5	.2
Reacquired and cancelled stock	(1.5)	(3.2)	(3.7)

Balance at end of year	110.0	111.0	113.7

Paid-in capital
Balance at beginning of year	—	—	—
Issued and converted stock	6.8	1.5	1.8
Reacquired and cancelled stock	(5.6)	(1.5)	(1.8)

Balance at end of year	1.2	—	—

Retained earnings
Balance at beginning of year	593.5	592.4	679.5
Net income	128.0	122.1	35.8
Dividends on common stock ($1.84, $1.76 and $1.66 per share, respectively)	(81.1)	(79.1)	(76.4)
Dividends on preferred stock	(.2)	(.3)	(.3)
Reacquired and cancelled stock	(16.4)	(41.6)	(46.2)

Balance at end of year	623.8	593.5	592.4

Unearned compensation
Balance at beginning of year	—	—	—
Issued restricted stock	(.4)	—	—
Restricted stock amortization	.1	—	—

Balance at end of year	(.3)	—	—

Accumulated other comprehensive income (loss)
Balance at beginning of year	(.3)	(.9)	(.6)
Other comprehensive income (loss)	(6.0)	.6	(.3)

Balance at end of year	(6.3)	(.3)	(.9)

	$728.4	$704.2	$705.2

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31

	2002	2001	2000

Net income	$128.0	$122.1	$35.8
Other comprehensive income (loss), net of taxes
Gain (loss) on cash flow hedges, net	(5.6)	.6	—
Reclassification adjustment	—	.1	—
Decrease (increase) to minimum pension liability	(.4)	(.2)	(.2)
Foreign currency translation adjustment	—	.1	(.1)

	(6.0)	.6	(.3)

Comprehensive income	$122.0	$122.7	$35.5

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. (Nicor) and its subsidiaries. Nicor’s key subsidiaries are described in the Business Segment and Geographic Information note beginning on page 48. All significant intercompany balances and transactions have been eliminated.

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

	2002	2001

Accrued gas costs	$(67.3)	$(108.2)
Regulatory income tax liability	(62.2)	(66.3)
Unamortized loss on reacquired debt	19.0	20.0
Deferred (accrued) environmental costs	54.7	(6.0)

	$(55.8)	$(160.5)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at December 31, 2002 and 2001 was approximately $625 million and $575 million, respectively.

Equity investments. The company invests in several partnerships and limited liability companies that are accounted for under the equity method. Related investment balances classified as noncurrent assets at December 31, 2002 and 2001 were $93.3 million and $63.1 million, respectively, including $70.3 million and $57.8 million, respectively, related to Triton Container Investments LLC, a cargo container leasing company.

Notes to the Consolidated Financial Statements (continued)

Derivative instruments. At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred and included in deferred or accrued gas costs.

Nicor Gas also enters into futures contracts and swap agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. When the forecasted expenses are incurred, accumulated other comprehensive income is reclassified to operating and maintenance expense.

Since 2000, Nicor Gas has held weather-related swap agreements to limit the earnings impact of weather fluctuations. Through 2002, these contracts settled as of year-end, and the resulting benefit or loss was recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which is based on a comparison of actual weather during interim periods to normal weather patterns.

Derivative instruments and other energy-related contracts are used by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, to hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements. Through 2002, this business had recorded substantially all of its portfolio of derivative instruments, other energy-related contracts and physical inventories at fair value. Fair values were determined from quoted market prices and other external sources, where available, or were estimated using internal models. Estimates from internal models were not material to Nicor’s financial statements. Contracts are primarily short term and open positions are limited by policy to a statistically determined immaterial exposure. As noted in Energy Trading Accounting Methods on page 41, beginning in 2003 Nicor Enerchange will no longer record substantially all of its portfolio at fair value. As a result, changes in estimated fair values may have a material impact on Nicor’s financial statements.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Unrealized changes in the fair value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon the issuance of the debt, the amount deferred in accumulated other comprehensive income is amortized to interest expense over the life of the debt instrument. At December 31, 2002, the cash flow hedges component of accumulated other comprehensive loss of $4.9 million, reported net of $3.2 million of related deferred income tax benefits, represented mostly losses on financial derivatives designated as hedges of interest payments on 30-year bonds anticipated to be issued by Nicor Gas in 2003. Nicor expects that the effective portion of the final pretax loss on these derivatives will be amortized over the life of the bonds.

Notes to the Consolidated Financial Statements (continued)

Stock Options and Awards. Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on current option terms. If compensation expense for the stock options had been recognized based upon the fair value of awards at the grant dates, the annual impact on the company’s net income and earnings per share would have been as follows (in millions):

	2002	2001	2000

Net income
As reported	$128.0	$122.1	$35.8
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	.6	.5	.4

Pro forma	$127.4	$121.6	$35.4

Earnings per share
Basic — as reported	$2.90	$2.70	$.77
Basic — pro forma	2.88	2.69	.76
Diluted — as reported	2.88	2.69	.77
Diluted — pro forma	2.87	2.68	.76

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

Repair and maintenance expense. Nicor records expense for repair and maintenance costs as incurred, with one exception — Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs of its owned vessels. These costs are generally accrued over a three-year period.

Legal defense costs. The company accrues future legal defense costs for individual cases in which such costs are probable of being incurred and are reasonably estimable.

Notes to the Consolidated Financial Statements (continued)

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of vessels range from 20 to 25 years. The gas distribution segment allocated depreciation to interim periods based on weather-normalized gas deliveries. Effective January 1, 2003, Nicor Gas will use a straight-line method for interim depreciation, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2002, 2001 and 2000 were $92.5 million, $108.9 million and $100.0 million, respectively.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. In the gas distribution segment, investment tax credits and regulatory income tax liabilities are amortized to income over the lives of related properties. In the shipping segment, income taxes have not been provided on approximately $12.8 million of cumulative undistributed foreign earnings through December 31, 2002, which are considered by management to be indefinitely invested in foreign operations.

Credit risk. Nicor’s major subsidiaries have diversified customer bases and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

NEW ACCOUNTING PRONOUNCEMENTS

Business combinations. In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. FAS 141 was effective for business combinations completed after June 30, 2001, and FAS 142 was effective for 2002. FAS 142 eliminates the amortization of goodwill. Goodwill amortization was $.7 million in 2001. The implementation of these standards did not have a material impact on the company’s financial position or results of operations.

Asset retirement obligations. In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003.

The company has completed its review of the applicability of FAS 143. The obligation of retiring the company’s distribution, transmission, storage and certain general plant assets appears to meet the definition of a legal obligation within the meaning of FAS 143. However, the company, like most other gas distribution utility companies, has determined that due to the indefinite life of such assets a liability is not measurable. Certain costs associated with the retirement of other items, including inside mercury regulators, polychlorinated biphenyls, underground storage tanks and asbestos abatement, have been determined to be immaterial or cannot be measured at this time.

Notes to the Consolidated Financial Statements (continued)

Upon adoption of the standard, Nicor Gas will continue its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through December 31, 2002, the company has accrued and recovered about $625 million associated with the future removal of these long-lived assets.

No cumulative effect of an accounting change was recorded as a result of adopting this standard on January 1, 2003, and going forward this standard is not expected to have a material impact on the company’s financial position or results of operations.

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

Energy trading accounting methods. In October 2002, the Emerging Issues Task Force (EITF) voted to rescind EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities effective in the first quarter of 2003. EITF 98-10 applies to Nicor’s wholesale natural gas marketing business, Nicor Enerchange. Effective with the rescission, Nicor Enerchange will record a cumulative effect of a change in accounting principle and begin applying accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage contracts. Annual and interim results will be subject to an increased risk of potential volatility because of the adoption of the new accounting method.

Energy trading revenues. In June 2002, the EITF reached a consensus requiring all mark-to-market gains and losses arising from energy trading contracts (whether realized or unrealized) to be shown net in revenues for all periods presented. The implementation of this change reduced revenues and operating expenses of Nicor in equal and offsetting amounts, and it did not have any impact on Nicor’s financial condition or results of operations.

Accounting for guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands the disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Nicor will apply the recognition and measurement provisions on a prospective basis. The disclosure requirements in the interpretation are effective for financial statements for periods ending after December 15, 2002. See Guarantees and Indemnities, on page 52, for disclosure of Nicor’s guarantees.

Notes to the Consolidated Financial Statements (continued)

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $142.9 million and $89.7 million at December 31, 2002 and 2001, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

GAS IN STORAGE

Gas distribution segment inventory is carried at cost on a last-in, first-out (LIFO) basis. Based on the average cost of gas purchased in December 2002 and 2001, the estimated replacement cost of inventory at December 31, 2002 and 2001 exceeded the LIFO cost by $311.2 million and $120.5 million, respectively.

As of December 31, 2002 and 2001, Nicor Enerchange carried its inventory at a fair value of $33.6 million and $11.4 million, respectively. As noted in the New Accounting Pronouncements — Energy Trading Accounting Methods section on page 41, the accounting method applied to this business will change in the first quarter of 2003. As a result, Nicor Enerchange will carry its inventory at the lower of cost or market.

SHORT-TERM AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $409 million at December 31, 2002. Commitment fees of up to .25 percent per annum were paid on these lines. All lines of credit have variable interest rates tied to short-term markets.

The company had $315 million and $277 million of commercial paper outstanding with a weighted average interest rate of 1.6 percent and 2.9 percent at December 31, 2002 and 2001, respectively.

Bank cash balances averaged about $3 million during 2002, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Interest expense is reported net of amounts capitalized. The interest expense capitalized for the years ended December 31, 2002, 2001 and 2000 was $.5 million, $1.1 million and $1.1 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor’s First Mortgage Bonds outstanding at December 31, 2002 and 2001 was $450.0 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was $481.6 million and $447.4 million at December 31, 2002 and 2001, respectively.

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2002	2001	2000

Current
Federal	$(6.2)	$31.6	$10.2
State	(3.1)	7.6	(2.9)

	(9.3)	39.2	7.3

Deferred
Federal	61.8	22.0	1.0
State	6.3	(.4)	.2

	68.1	21.6	1.2

Amortization of investment tax credits, net	(1.4)	(2.1)	(1.5)
Foreign taxes	.2	.4	.3

Income tax expense (benefit), net	$57.6	$59.1	$7.3

The temporary differences which gave rise to the net deferred tax liability at December 31, 2002 and 2001, are as follows (in millions):

	2002	2001

Deferred tax liabilities
Property, plant and equipment	$239.7	$215.5
Investment in foreign subsidiaries	47.7	47.7
Investment in partnerships	88.6	59.4
Employee benefits	28.7	23.9
Other	21.6	20.1

	426.3	366.6

Deferred tax assets
Unamortized investment tax credits	24.0	25.3
Other	51.1	62.7

	75.1	88.0

Net deferred tax liability	$351.2	$278.6

The effective combined federal and state income tax rate was 31 percent, 33 percent and 17 percent in 2002, 2001 and 2000, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

	2002	2001	2000

Federal income taxes using statutory rate	$64.9	$63.4	$15.1
State income taxes, net	1.1	4.7	(1.1)
Regulatory income tax liability	(1.9)	(2.1)	(2.4)
Tax credits	(4.5)	(4.5)	(4.3)
Other, net	(2.0)	(2.4)	—

Income tax expense (benefit), net	$57.6	$59.1	$7.3

The 17 percent effective income tax rate for 2000 varied from its historical level due to much lower pretax income related to the mercury charge at Nicor Gas. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

Notes to the Consolidated Financial Statements (continued)

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Most active employee’s postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Other benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of period	$237.5	$221.9	$141.9	$112.6
Service cost	7.2	6.5	1.5	1.2
Interest cost	16.5	16.4	9.9	8.4
Actuarial loss	14.0	21.7	29.2	29.1
Participant contributions	—	—	1.3	.8
Plan amendments	.3	—	—	—
Benefits paid	(23.5)	(29.0)	(14.5)	(10.2)

Benefit obligation at end of period	252.0	237.5	169.3	141.9

Change in plan assets
Fair value of plan assets at beginning of period	399.7	489.2	19.7	22.6
Actual loss on plan assets	(38.3)	(60.5)	(1.3)	(2.9)
Employer contributions	—	—	7.9	9.4
Participant contributions	—	—	1.3	.8
Benefits paid	(23.5)	(29.0)	(14.5)	(10.2)

Fair value of plan assets at end of period	337.9	399.7	13.1	19.7

Funded status	85.9	162.2	(156.2)	(122.2)
Unrecognized net actuarial (gain) loss	86.3	(2.0)	60.7	29.4
Unrecognized transition (asset) obligation	—	(1.0)	30.9	34.0
Unrecognized prior service cost	4.9	5.1	—	—
Other	—	—	(3.3)	(1.8)

Prepaid (accrued) benefit cost	$177.1	$164.3	$(67.9)	$(60.6)

Notes to the Consolidated Financial Statements (continued)

Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Other benefits

	2002	2001	2000	2002	2001	2000

Service cost	$7.2	$6.5	$6.0	$1.5	$1.2	$1.2
Interest cost	16.5	16.4	15.6	9.9	8.4	8.4
Expected return on plan assets	(36.0)	(44.3)	(39.1)	(1.8)	(2.1)	(1.8)
Recognized net actuarial (gain) loss	—	(7.4)	(5.9)	1.0	—	—
Amortization of unrecognized transition (asset) obligation	(1.0)	(3.8)	(3.9)	3.1	3.1	3.1
Amortization of prior service cost	.5	.6	.4	—	—	—

Net periodic benefit cost (credit)	$(12.8)	$(32.0)	$(26.9)	$13.7	$10.6	$10.9

Assumptions used in the computations included the following:

	Pension benefits		Other benefits

	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.25	9.25	9.25	9.25
Rate of compensation increase	4.00	4.00	4.00	4.00

For measurement purposes, the health care cost trend rate for pre-Medicare benefits and post-Medicare benefits was assumed to be 11 percent for 2003, declining to 5 percent by 2007 and remaining at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent

	Increase	Decrease

Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on benefit obligation	18.4	(15.5)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to about 80 employees of discontinued businesses. The supplemental retirement plan is noncontributory with defined benefits, and plan costs were $.9 million, $.8 million and $.6 million in 2002, 2001 and 2000, respectively. The benefit obligation of the supplemental retirement plan was $6.2 million and $6.4 million at December 31, 2002 and 2001, respectively. Plan costs for the health care and life insurance benefits were insignificant and the benefit obligation was $4.8 million and $4.1 million at December 31, 2002 and 2001, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $5.8 million, $5.3 million and $5.1 million in 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as a stock deferral plan and an employee stock purchase plan.

Notes to the Consolidated Financial Statements (continued)

Long-term incentive compensation plan. The company may grant options for up to 3.5 million shares and has granted options on 2.3 million shares through December 31, 2002. The stock option exercise price equals the stock’s market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.

A summary of stock option activity is presented below:

		Weighted
		average
	Number of	exercise
	shares	price

Options outstanding at:
December 31, 1999	761,800	$31.81
Granted	251,500	32.37
Exercised	(33,200)	27.44
Cancelled	(78,000)	32.13

December 31, 2000	902,100	32.10
Granted	173,500	36.81
Exercised	(208,800)	27.46
Cancelled	(2,500)	36.82

December 31, 2001	864,300	34.15
Granted	181,500	45.05
Exercised	(144,800)	30.25
Cancelled	(18,400)	40.43

December 31, 2002	882,600	36.90

Options exercisable at:
December 31, 2000	434,100	$28.38
December 31, 2001	322,800	32.65
December 31, 2002	311,000	35.84

Exercise price ranges for stock options outstanding at December 31, 2002 are as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
Range of exercise price	shares	price	life

$ 24.63 - $33.63	339,900	$31.43	6.7
36.44 - 45.05	542,700	40.33	8.4

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $6.65, $5.01 and $3.25, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected volatility	21.1%	23.5%	16.8%
Dividend yield	4.1%	5.4%	5.7%
Risk-free interest rate	4.7%	4.6%	6.4%
Expected period outstanding (years)	4	4	3

Notes to the Consolidated Financial Statements (continued)

The computation of Nicor’s diluted earnings per share includes the potentially dilutive effect of issuing additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor’s earnings per share computation excludes the incremental effect related to about 371,500 options, 132,300 options and 242,200 options in 2002, 2001, and 2000, respectively.

There were 9,000 shares of restricted stock and no alternate stock rights outstanding at December 31, 2002.

Stock deferral plan. Officers may elect to defer up to 50 percent of their annual bonus or long-term incentive award in exchange for stock to be received at a future date. No compensation expense is recorded since the number of shares is determined based upon market value on the deferral date. As of December 31, 2002 and 2001, Nicor had future commitments to distribute about 78,500 shares and 61,900 shares, respectively, to participants of the plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 1 million shares through December 31, 2002. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock’s market price. The company sold about 28,100 shares, 25,400 shares and 28,900 shares to employees in 2002, 2001 and 2000, respectively. The weighted-average market value of shares sold in 2002, 2001 and 2000 was $34.82, $37.80 and $33.01, respectively.

COMMON STOCK AND PREFERRED STOCK

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

Changes in common shares. Changes in common shares outstanding are summarized below (in millions):

	2002	2001	2000

Beginning of year	44.4	45.5	46.9
Issued and converted	.2	.2	.1
Reacquired and cancelled	(.6)	(1.3)	(1.5)

End of year	44.0	44.4	45.5

Through common stock repurchase programs, Nicor has purchased and retired .4 million, 1.1 million and 1.4 million shares in 2002, 2001 and 2000, respectively.

Notes to the Consolidated Financial Statements (continued)

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

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that through its wholly owned subsidiaries, Nicor Gas and Tropical Shipping, operates primarily in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment, Nicor’s principal business, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, Canada and the Caribbean region. Nicor’s other energy ventures include all other non-reportable business operating segments. These segments operate in the Midwest region and include businesses that market: energy-related products and services at retail to residential and small business consumers (Nicor Services); natural gas at the wholesale level (Nicor Enerchange); and energy, both natural gas and electricity, at the retail level (Nicor Energy, a 50-percent-owned joint venture). Nicor Energy is in the process of liquidating its assets.

Gas distribution revenues include sales and transportation services, as well as revenue taxes, as follows (in millions):

	2002	2001	2000

Sales	$1,299.3	$1,802.5	$1,626.9
Transportation	145.3	137.6	139.3
Revenue taxes	95.3	112.3	101.7
Other	50.8	38.4	12.4

	$1,590.7	$2,090.8	$1,880.3

Tropical Shipping’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Nicor evaluates segment performance based on operating income. Intercompany billing among segments is based generally upon direct and indirect costs incurred, but in some instances is based upon the prevailing tarriffed or market-based price of the provider. Financial data by business segment is presented on the following page (in millions):

Notes to the Consolidated Financial Statements (continued)

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2002	$1,590.7	$266.0	$56.9	$(16.2)	$1,897.4
2001	2,090.8	230.3	43.7	1.5	2,366.3
2000	1,880.3	248.3	30.7	—	2,159.3
Operating income (loss)
2002	$207.0	$21.2	$6.4	$(8.1)	$226.5
2001	194.4	19.1	6.8	(1.1)	219.2
2000	55.7	26.2	6.7	(3.0)	85.6
Equity investment income (loss)
2002	$(.1)	$—	$(7.2)	$1.5	$(5.8)
2001	(.1)	—	(.8)	1.3	0.4
2000	(.1)	—	(.2)	1.3	1.0
Interest expense, net of amounts capitalized
2002	$36.3	$.5	$.9	$.8	$38.5
2001	45.2	.6	.8	(.6)	46.0
2000	44.5	.8	.6	2.5	48.4
Income taxes
2002	$64.3	$5.3	$(.3)	$(11.7)	$57.6
2001	57.0	5.4	1.6	(4.9)	59.1
2000	.5	10.0	2.3	(5.5)	7.3
Property, plant and equipment, net
2002	$1,648.0	$144.4	$4.4	$—	$1,796.8
2001	1,620.7	146.1	1.5	.3	1,768.6
2000	1,612.1	127.8	.8	.2	1,740.9
Capital expenditures
2002	$169.5	$19.6	$3.4	$—	$192.5
2001	149.8	34.8	1.1	—	185.7
2000	124.6	33.8	—	—	158.4
Depreciation
2002	$137.6	$16.9	$.5	$—	$155.0
2001	132.4	16.1	.3	—	148.8
2000	129.0	15.8	.3	—	145.1

Notes to the Consolidated Financial Statements (continued)

INVESTMENTS IN UNCONSOLIDATED AFFILIATES (UNAUDITED)

Nicor has several investments that are accounted for using the equity method. These investments include 50-percent interests in Nicor Energy and Horizon Pipeline, and smaller percentage interests in Triton Container Investments LLC (Triton), a cargo container leasing company, and affordable housing partnerships. The following table provides unaudited, combined and condensed financial information for all such investments as if Nicor held a 100 percent interest (in millions):

	2002	2001	2000

Revenues	$872.0	$793.0	$572.7
Pretax income	20.5	.5	8.2
Current assets	343.8	325.6	287.8
Total assets	2,204.5	2,027.9	1,804.9
Current liabilities	203.6	234.4	182.8
Total liabilities	1,703.5	1,613.0	1,399.2

Total assets are comprised primarily of cargo containers at Triton.

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

	2002	2001	2000

Nicor Energy	$(9.2)	$(.9)	$(.2)
Triton Container Investments	4.1	3.6	3.0
All other	(.7)	(2.3)	(1.8)

	$(5.8)	$.4	$1.0

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	2002	2001	2000

Interest income	$2.5	$7.3	$5.0
Other income	1.8	.8	.4
Other expense	(.9)	(.5)	(.5)

	$3.4	$7.6	$4.9

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas’ PBR plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. The plan requires that savings and losses relative to the benchmark be shared equally with customers. Nicor recorded pretax losses of $14.8 million and $3.2 million for its share of PBR plan results as a reduction to operating revenue in 2001 and 2000, respectively, and in 2002 Nicor recorded a $4.1 million loss contingency associated with the plan. The PBR plan is currently under ICC review.

Notes to the Consolidated Financial Statements (continued)

Nicor Gas has terminated its PBR plan effective January 1, 2003. For developments concerning the PBR plan see Contingencies — Performance-Based Rate Plan beginning on page 53.

Customer choice of commodity supplier. In March 2002, Nicor Gas expanded its Customer Select® program to include all customers. Prior to that time the program was available to all industrial and commercial customers and about 15 percent of residential customers on a pilot basis. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

RELATED PARTY TRANSACTIONS

At December 31, 2001, Nicor had $22.6 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. The notes covered a portion of the initial construction costs of the pipeline. In May 2002, Horizon Pipeline financed the project with partnership equity and non-recourse third-party long-term debt and repaid the short-term loans. Nicor’s contribution for its share of equity was $16.5 million. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transportation agreement has been approved by the ICC. In 2002, Horizon Pipeline charged Nicor Gas $6.6 million for natural gas transportation under rates that have been accepted by FERC.

Nicor has a 50 percent interest in Nicor Energy L.L.C., a joint venture that markets natural gas and electricity to customers in the Midwest region, primarily in Illinois. At December 31, 2001, Nicor had $8.6 million of short-term notes receivable at market interest rates due from Nicor Energy. At December 31, 2002, Nicor had guaranteed up to $30 million of Nicor Energy’s accounts payable and performance commitments. Nicor’s equity investment in Nicor Energy, including a $8.3 million note receivable, was written down to zero during the third quarter of 2002. There have been several important developments relating to Nicor Energy which are described within the Nicor Energy section of Contingencies beginning on page 54.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing gas distribution engineering and corrosion services from EN Engineering, a 50-percent owned joint venture. EN Engineering charged Nicor Technologies approximately $4.6 million for these services in 2002.

CONTRACTUAL OBLIGATIONS

As of December 31, 2002, Nicor had contractual obligations with payments due as follows (in millions):

						after
	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$100.0	$—	$—	$50.0	$—	$350.0	$500.0
Unconditional purchase obligations	130.1	105.3	89.2	30.7	18.5	45.5	419.3
Operating leases	17.1	8.0	6.2	2.8	2.6	8.9	45.6
Other long-term obligations	2.7	2.8	2.7	2.5	1.6	4.5	16.8

	$249.9	$116.1	$98.1	$86.0	$22.7	$408.9	$981.7

Notes to the Consolidated Financial Statements (continued)

Unconditional purchase obligations primarily consist of transportation and storage contracts, and firm natural gas purchase agreements in the gas distribution segment. This includes the 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $97.2 million. In addition to the purchase obligations quantified above, the company also has obligations to purchase natural gas at future market prices.

Operating leases were primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $23.0 million, $14.6 million and $14.5 million in 2002, 2001 and 2000, respectively.

GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued financial guarantees extending through 2007 on behalf of its wholly owned subsidiaries and other affiliates, guaranteeing payment by these affiliates under the terms of various contracts and regulations. These contracts and regulations relate primarily to physical and financial transactions in energy commodities and related services, and operating lease obligations. As of December 31, 2002, the maximum potential payment under these guarantees was approximately $200 million. Except for $30 million of guarantees on behalf of Nicor Energy, and $1.3 million of lease guarantees, any related obligations underlying these guarantees are already included in Nicor’s consolidated balance sheet or the contractual obligations note on page 51. Refer to the Nicor Energy section beginning on page 54 for recent developments related to Nicor’s guarantees on behalf of Nicor Energy.

Tropic Equipment Leasing Inc. (TEL), a wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $11 million at December 31, 2002. Nicor believes the likelihood of any such payment by TEL is remote.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment and natural gas lines within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and repair costs are charged to expense as incurred. Repair expenses of $2.0 million were incurred in 2002. Prior to 2002, Nicor Services was not the guarantor on these contracts.

Indemnities. With regard to environmental matters, in certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws. Nicor has also indemnified its present and former officers, employees and directors against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. It is not possible to estimate the maximum potential payment under these indemnifications.

Notes to the Consolidated Financial Statements (continued)

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

Performance-Based Rate Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

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

Nicor and Nicor Gas previously restated their 2001, 2000 and 1999 annual financial statements, and their 2002 and 2001 interim results, following the completion of the Special Committee’s investigation. In addition, Nicor Gas recorded a $4.1 million loss contingency liability in the fourth quarter of 2002.

Notes to the Consolidated Financial Statements (continued)

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts already recorded. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

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

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade (Dynegy). In the second quarter of 2002, as a result of negative adjustments identified as part of Nicor Energy’s 2001 year-end audit, the owners of the venture and new Nicor Energy management commenced a review of Nicor Energy’s business strategy, accounting practices, controls and financial results. The review process identified irregularities in accounting and additional accounting errors and adjustments at Nicor Energy. The adjustments, irregularities and errors at Nicor Energy related primarily to estimates of unbilled revenues and unrecorded liabilities. The review process has continued and no additional material corrections have been identified since the second quarter of 2002. The 2001 and 2000 financial statements were previously restated to reflect the above.

Notes to the Consolidated Financial Statements (continued)

Nicor’s maximum exposure under its guarantee commitments on behalf of Nicor Energy at February 28, 2003 was about $26 million. Nicor may, at its discretion, provide additional guarantees. At February 28, 2003 there was $5.2 million of outstanding accounts payable under these guarantees. While it is reasonably possible that Nicor will be required to make payments under the guarantees, Nicor does not believe it is probable and cannot estimate the amount of any such payment. Accordingly, no liability has been recorded.

In April 2002, Nicor and Dynegy renegotiated their joint venture agreement, extending the original agreement, which would have expired in mid-2002, by five years. Nicor Energy is dependent on the financial support of both equity investors, and Dynegy is the joint venture’s primary energy supplier. Nicor is taking steps to withdraw, as soon as practicable, from its continued involvement with Nicor Energy. Nicor Energy is in the process of disposing of its customer accounts. At September 30, 2002, Nicor’s investment in Nicor Energy was written down to zero due to the likelihood at that time that Nicor ultimately would not recover its investment balance. In addition, in October 2002, Dynegy announced it is exiting the marketing and trading business. Dynegy has indicated its intention to discontinue its role as Nicor Energy’s primary energy supplier after March 31, 2003. If either equity investor fails to continue its support of the joint venture, the effect on Nicor Energy could cause Nicor to make payments under the guarantees noted above.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. On January 28, 2003, Nicor Energy was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor Energy, alleging that it violated Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters.

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

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has recorded the refund of service fees and interest totaling $1.1 million in the years 2000 to 2002, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred.

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

Notes to the Consolidated Financial Statements (continued)

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

Notes to the Consolidated Financial Statements (continued)

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company incurred $102 million in associated costs, leaving a $37 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of available information at December 31, 2001. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.6 million in associated costs, leaving a $23.4 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Notes to the Consolidated Financial Statements (continued)

The company has certain insurance policies, has notified the insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company’s mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing an insurance recovery through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of these detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Notes to the Consolidated Financial Statements (continued)

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Park District of Oak Park, was filed in April 2002. On the defendant’s motion to dismiss the second amended complaint, the court ruled in November 2002 that non-personal injury and non-property damage claims could not be recovered against the defendants. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. In December 2002, a complaint was filed against Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, trespass to the plaintiffs’ property next to Barrie Park and private nuisance. Requests for damages equal to the fair value of the plaintiffs’ homes, damages equal to the value of the plaintiffs’ loss of enjoyment of their property, punitive damages and attorney’s fees were made. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

Notes to the Consolidated Financial Statements (concluded)

QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended

	Mar. 31	June 30	Sept. 30	Dec. 31

2002
Operating revenues	$588.0	$352.2	$252.4	$704.7
Operating income	65.0	43.7	53.6	64.3
Net income	36.5	22.4	29.8	39.3
Earnings per common share
Basic	.82	.51	.68	.89
Diluted	.82	.50	.67	.89
2001
Operating revenues	$1,390.1	$327.8	$217.1	$431.2
Operating income	46.6	43.7	54.3	74.6
Net income	23.3	20.6	30.6	47.6
Earnings per common share
Basic	.51	.45	.68	1.07
Diluted	.51	.45	.68	1.06

The fourth quarter of 2002 includes the positive impact of a $9 million pretax mercury reserve adjustment and the negative impact of establishing a $4.1 million pretax loss contingency reserve related to the PBR plan review.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2002, Nicor filed a Form 8-K announcing that its Board of Directors dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP as its new independent auditors. This disclosure has been previously reported.

PART III

Items 10. and 11. Directors and Executive Officers of the Registrant and Executive Compensation

Information on directors, Section 16(a) Beneficial Ownership Reporting Compliance and executive compensation is contained on pages 2 through 5, 7 and 11 through 15 of Nicor’s Definitive Proxy Statement, dated March 31, 2003, and is incorporated herein by reference. Information relating to the executive officers of the registrant is provided on pages 6 and 7 in Part I of this document.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information about shares beneficially owned by directors and executive officers is contained on pages 6 and 7 of the Definitive Proxy Statement, dated March 31, 2003, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants, and rights	warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	961,127	$36.90	1,686,549 (1)
Equity compensation plans not approved by security holders	—	—	--

Total	961,127	$36.90	1,686,549

(1)	This number includes 1,143,846 shares issuable under the 1997 Long-Term Incentive Plan, as amended. These shares can be used for stock options, alternative stock rights, restricted stock and performance award units, including awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to defer, and convert, up to 50% of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained on page 15 of the Definitive Proxy Statement, dated March 31, 2003, and is incorporated herein by reference.

Item 14. Controls and Procedures

Immediately following the Signatures section of this Annual Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor’s management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements — Contingencies.

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

Item 14. Controls and Procedures (continued)

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

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the company carried out an evaluation under the supervision and with the participation of the company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”).

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

Item 14. Controls and Procedures (concluded)

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1)	Financial Statements:

		See Item 8, Financial Statements and Supplementary Data, on page 30 filed herewith, for a list of financial statements.

	2)	Financial Statement Schedules:

Schedule
Number		Page

	Independent Auditors’ Report	31
II	Valuation and Qualifying Accounts	67

Schedules other than those listed are omitted because they are not applicable.

	3)	Exhibits Filed:

See Exhibit Index beginning on page 71 filed herewith.

(b)		On October 31, 2002, Nicor filed a Form 8-K regarding the results of an internal investigation of the PBR plan.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions

	Balance at	Charged to	Charged to			Balance
	beginning	costs and	other			at end
Description	of period	expenses	accounts	Deductions		of period

2002
Allowance for uncollectible accounts receivable	$12.3	$27.4	$—	$22.8	(a)	$16.9
Accrued mercury-related costs	37.0	—	—	13.6	(b)	23.4
2001
Allowance for uncollectible accounts receivable	$14.5	$26.1	$—	$28.3	(a)	$12.3
Accrued mercury-related costs	78.0	—	—	41.0	(b)	37.0
2000
Allowance for uncollectible accounts receivable	$7.1	$17.5	$—	$10.1	(a)	$14.5
Accrued mercury-related costs	—	148.0	—	70.0	(b)	78.0

(a)	Accounts receivable written off, net of recoveries.

(b)	Expenditures and reductions charged to reserve.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Inc.

Date	March 27, 2003	/s/ KATHLEEN L. HALLORAN

Kathleen L. Halloran Executive Vice President Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2003.

Signature		Title

/s/ THOMAS L. FISHER
Thomas L. Fisher (Principal Executive Officer)		Chairman and Chief Executive Officer

/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran (Principal Financial and Accounting Officer)		Executive Vice President Finance and Administration

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

JOHN E. JONES*		Director

DENNIS J. KELLER*		Director

WILLIAM A. OSBORN*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

PATRICIA A. WIER*		Director

	*	By /s/ JEFFREY L. METZ Jeffrey L. Metz (Attorney-in-fact)

Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Inc., certify that:

1)	I have reviewed this annual report on Form 10-K of Nicor Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 27, 2003	/s/ THOMAS L. FISHER

Thomas L. Fisher Chairman and Chief Executive Officer

Certification

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Inc., certify that:

1)	I have reviewed this annual report on Form 10-K of Nicor Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 27, 2003	/s/ KATHLEEN L. HALLORAN

Kathleen L. Halloran Executive Vice President Finance and Administration

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	*	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	*	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7297, Form 10-Q for March 1995, Nicor Inc., Exhibit 3(ii).01.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.01.)

4.02	*	Indenture of Adoption of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.02.)

4.03	*	Supplemental Indenture, dated June 1, 1963, of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-21490, Form S-9, Nicor Gas, Exhibit 2-8.)

4.04	*	Supplemental Indenture, dated May 1, 1966, of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-25292, Form S-9, Nicor Gas, Exhibit 2-4.)

Exhibit Index (continued)

Exhibit
Number		Description of Document

4.05	*	Supplemental Indenture, dated June 1, 1971, of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-44647, Form S-7, Nicor Gas, Exhibit 2-03.)

4.06	*	Supplemental Indenture, dated April 30, 1976, between the company and Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Nicor Gas, Exhibit 2-25.)

4.07	*	Supplemental Indenture, dated April 30, 1976, of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Nicor Gas, Exhibit 2-21.)

4.08	*	Supplemental Indenture, dated May 10, 1996, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Nicor Gas, Exhibit 4.01.)

4.09	*	Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 1.)

4.10	*	Supplemental Indenture, dated October 15, 1997, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Nicor Gas, Exhibit 4.01.)

4.11	*	Supplemental Indenture, dated February 15, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

4.12	*	Supplemental Indenture, dated June 1, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Nicor Gas, Exhibit 4.01.)

4.13	*	Supplemental Indenture, dated February 1, 1999, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas, Exhibit 4.19.)

4.14	*	Supplemental Indenture, dated February 1, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Nicor Gas, Exhibit 4.17.)

4.15	*	Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas, Exhibit 4.01.)

Exhibit Index (continued)

Exhibit
Number		Description of Document

4.16	*	Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Nicor Gas, Exhibit 4.01.)

4.17	*	Supplemental Indenture, dated December 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Nicor Gas, Exhibit 4.20.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	*	Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	*	Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

10.09	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

Exhibit Index (continued)

Exhibit
Number		Description of Document

10.10	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.11	*	Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.12	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.13	*	2000 Long-Term Incentive Program. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.23.)

10.14	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.15	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.16	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.17	*	First Amendment to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.18	*	First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.19	*	First Amendment to Nicor 1989 Long -Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.20	*	First Amendment to Nicor 1997 Long -Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.21	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.22	*	Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Cali and Ms. Halloran. (File No. 1-7297, Form 10-Q for June 2000, Nicor Inc., Exhibit 10.01.)

10.23	*	Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Fisher. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.28.)

10.24	*	Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Behrens. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.29.)

Exhibit Index (concluded)

Exhibit
Number		Description of Document

10.25	*	Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.26		First Amendment to the Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Strobel.

10.27	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.28		Nicor Inc. Supplemental Senior Officer Retirement Plan.

10.29		Letter of Agreement, dated December 27, 2002, between Mr. Cali and Nicor Inc.

Exhibits 10.01 through 10.29 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item14(c) of Form 10-K.

21.01	*	Subsidiaries. (File No. 69-228, Form U-3A-2/A for 2002, Nicor Inc., Item 1.)

23.01		Independent Auditors’ Consent.

24.01		Powers of Attorney.

99.01	*	Form of Letter to Shareholders relating to Shareholder Rights Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.