Form 10-Q
period 2003-03-31
NICOR INC
filed 2003-05-02
CIK 72020

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2003

                                    or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934






                     Registrant, State of        I.R.S. Employer
 Commission             Incorporation,           Identification
 File Number     Address and Telephone Number        Number
--------------  -------------------------------- ---------------

   1-7297       Nicor Inc.                        36-2855175
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 305-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]
No [  ]

Shares of common stock, par value $2.50, outstanding at April 28, 2003, were 44,021,408.

Nicor Inc.                                                   Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..................... 1
           Consolidated Statements of Operations:
             Three months ended
             March 31, 2003 and 2002 ............................ 2
           Consolidated Statements of Cash Flows:
             Three months ended
             March 31, 2003 and 2002 ............................ 3
           Consolidated Balance Sheets:
             March 31, 2003 and 2002, and
             December 31, 2002 .................................. 4
           Notes to the Consolidated Financial Statements ....... 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................16

   Item 3. Quantitative and Qualitative Disclosures about
             Market Risk ........................................25

   Item 4. Controls and Procedures ..............................25


Part II - Other Information

   Item 1. Legal Proceedings ....................................28

   Item 2. Change in Securities and Use of Proceeds..............28

   Item 6. Exhibits and Reports on Form 8-K .....................28

         Signature ..............................................29

         Certifications .........................................30

         Exhibit Index ..........................................32

Glossary

Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC.........Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf,
Bcf......... Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..........Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.
TEU..........Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                               Page 1
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2002 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the change in accounting policy as described in the Notes to the Consolidated Financial Statements - Cumulative Effect of Change in Accounting on page 6) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------
Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

                                                          Three months ended
                                                                March 31
                                                          --------------------
                                                              2003      2002
                                                          ----------  ---------
Operating revenues
   Gas distribution (includes revenue taxes of
    $62.4 and $36.4, respectively)                        $ 1,096.7   $  518.7
   Shipping                                                    66.4       59.8
   Other                                                        8.2        9.5
                                                          ----------  ---------
                                                            1,171.3      588.0
Operating expenses
   Gas distribution
    Cost of gas                                               862.9      315.0
    Operating and maintenance                                  58.5       49.4
    Depreciation                                               36.0       56.6
    Taxes, other than income taxes                             65.9       40.3
    Mercury-related costs (recoveries)                          (.3)        .2
    Property sale (gains) losses                                  -       (3.4)
   Shipping                                                    60.7       55.7
   All other                                                    6.3        9.2
                                                          ----------   --------
                                                            1,090.0      523.0
                                                          ----------   --------

Operating income                                               81.3       65.0
Equity investment income (loss), net                            1.3       (2.3)
Other income (expense), net                                      .5        1.1
Interest expense, net of amounts capitalized                    9.6        9.7
                                                          ----------   --------
Income before income taxes and cumulative
  effect of accounting change                                  73.5       54.1
Income taxes                                                   23.1       17.6
                                                          ----------   --------

Income before cumulative effect of accounting change           50.4       36.5
Cumulative effect of accounting change,
   net of $3.0 income tax benefit                              (4.5)         -
                                                          ----------   --------

Net income                                                     45.9       36.5
Dividends on preferred stock                                      -          -
                                                          ----------   --------

Earnings applicable to common stock                       $    45.9    $  36.5
                                                          ==========   ========

Average shares of common stock outstanding
   Basic                                                       44.0       44.3
   Diluted                                                     44.1       44.5

Earnings per average share of common stock
   Basic
    Before cumulative effect of accounting change          $   1.14    $   .82
    Cumulative effect of accounting change, net of tax         (.10)         -
                                                           ---------   --------
    Basic earnings per share                               $   1.04    $   .82
                                                           =========   ========

   Diluted
    Before cumulative effect of accounting change          $   1.14    $   .82
    Cumulative effect of accounting change, net of tax         (.10)         -
                                                           ---------   --------
    Diluted earnings per share                             $   1.04    $   .82
                                                           =========   ========

Dividends declared per share of common stock               $   .465    $  .460


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 3
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                           Three months ended
                                                                March 31
                                                          --------------------
                                                             2003       2002
                                                          ---------   --------
Operating activities
   Net income                                              $  45.9     $ 36.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                            40.4       60.8
      Deferred income tax expense                              9.9       12.2
      Cumulative effect of accounting change                   4.5          -
      Gains on sale of property, plant and equipment          (1.3)      (4.3)
      Changes in assets and liabilities:
        Receivables, less allowances                        (234.0)      (5.6)
        Gas in storage                                        31.8       15.3
        Deferred/accrued gas costs                           (93.3)     (60.9)
        Prepaid pension costs                                    -       (3.2)
        Other assets                                          33.6       10.6
        Accounts payable                                      63.7      (70.5)
        Accrued mercury-related costs (recoveries)             (.5)      (3.4)
        Temporary LIFO liquidation                           258.6      124.5
        Other liabilities                                      1.1       17.9
      Other                                                      -        4.2
                                                           --------   --------
   Net cash flow provided from operating activities          160.4      134.1
                                                           --------   --------

Investing activities
   Capital expenditures                                      (36.9)     (48.1)
   Net (increase) decrease in short-term investments          (1.0)       5.5
   Purchase of equity investments other than joint ventures    (.4)         -
   Loans to joint ventures                                       -      (39.1)
   Repayments from joint ventures                                -       28.7
   Net proceeds from sale of property, plant and equipment     1.8        5.0
   Other                                                        .3        1.3
                                                           --------   --------
   Net cash flow used for investing activities               (36.2)     (46.7)
                                                           --------   --------

Financing activities
   Short-term borrowings (repayments), net                  (125.0)     (60.0)
   Dividends paid                                            (20.3)     (19.6)
   Disbursements to reacquire stock                           (2.0)     (11.4)
   Other                                                        .8        3.6
                                                           --------   --------
   Net cash flow used for financing activities              (146.5)     (87.4)
                                                           --------   --------

Net decrease in cash and cash equivalents                    (22.3)         -

Cash and cash equivalents, beginning of period                75.2       14.0
                                                           --------   --------

Cash and cash equivalents, end of period                   $  52.9    $  14.0
                                                           ========   ========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(millions)


                                           March 31   December 31    March 31
                                             2003        2002          2002
                                         -----------  -----------  -----------
            Assets
           -------
Current assets
   Cash and cash equivalents             $     52.9    $    75.2    $    14.0
   Short-term investments, at cost which
     approximates market                       26.7         25.7         28.7
   Receivables, less allowances of $26.4,
     $16.9 and $10.7, respectively            699.5        467.4        356.6
   Notes receivable - joint ventures              -            -         41.6
   Gas in storage                               8.7         52.3         28.1
   Deferred gas costs                          26.0            -            -
   Deferred income taxes                       34.0         34.9         45.3
   Other                                       34.0         52.2         25.8
                                         -----------  -----------  -----------
                                              881.8        707.7        540.1

Property, plant and equipment, at cost
   Gas distribution                         3,589.9      3,558.1      3,455.4
   Shipping                                   305.1        309.1        310.9
   Other                                        6.0          5.6          3.3
                                         -----------  -----------  -----------
                                            3,901.0      3,872.8      3,769.6
   Less accumulated depreciation            2,105.6      2,076.0      2,017.5
                                         -----------  -----------  -----------
                                            1,795.4      1,796.8      1,752.1

Prepaid pension costs                         177.1        177.1        167.5
Other assets                                  204.1        217.8        117.0
                                         -----------  -----------  -----------
                                          $ 3,058.4    $ 2,899.4    $ 2,576.7
                                         ===========  ===========  ===========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due
     within one year                     $    100.0    $   100.0    $       -
   Short-term borrowings                      190.0        315.0        217.0
   Accounts payable                           613.7        556.3        384.6
   Temporary LIFO liquidation                 258.6            -        124.5
   Accrued gas costs                              -         67.3         47.3
   Accrued mercury-related costs                4.9          5.0          6.3
   Accrued dividends payable                   20.5         20.3         20.4
   Other                                       41.1         34.7         29.7
                                         -----------   ----------   ----------
                                            1,228.8      1,098.6        829.8

Deferred credits and other liabilities
   Deferred income taxes                      395.9        386.1        337.0
   Regulatory income tax liability             61.3         62.2         65.4
   Unamortized investment tax credits          37.0         37.5         38.5
   Accrued mercury-related costs               18.0         18.4         27.3
   Other                                      163.6        167.7        112.8
                                         -----------   ----------   ----------
                                              675.8        671.9        581.0

Capitalization
   Long-term debt                             396.3        396.2        445.8
   Preferred stock                              2.0          4.3          6.1
   Common equity
    Common stock                              110.0        110.0        110.6
    Paid-in capital                             2.0          1.2            -
    Retained earnings                         649.2        623.8        602.3
    Unearned compensation                       (.3)         (.3)         (.4)
    Accumulated other comprehensive
      income (loss)                            (5.4)        (6.3)         1.5
                                         -----------   ----------   ----------
                                            1,153.8      1,128.9      1,165.9
                                         -----------   ----------   ----------
                                          $ 3,058.4    $ 2,899.4    $ 2,576.7
                                         ===========   ==========   ==========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 5
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the consolidated financial statement notes included in the Nicor Inc. (Nicor) 2002 Annual Report on Form 10-K.

ACCOUNTING POLICIES

Gas in storage. Gas distribution inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Regulatory assets and liabilities. Northern Illinois Gas Company (Nicor Gas), a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets (liabilities) as follows (in millions):

                                          March 31     December 31    March 31
                                            2003          2002          2002
                                       -------------  ------------  -----------
  Deferred (accrued) gas costs               $ 26.0       $ (67.3)     $ (47.3)
  Regulatory income tax liability             (61.3)        (62.2)       (65.4)
  Unamortized loss on reacquired debt          18.8          19.0         19.9
  Deferred (accrued)environmental costs        39.1          54.7         (4.0)
                                       -------------  ------------   ----------
                                             $ 22.6       $ (55.8)     $ (96.8)
                                       =============  ============   ==========

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at March 31, 2003, December 31, 2002, and March 31, 2002 was approximately $635 million, $625 million, and $590 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2003 and 2002 were $61.5 million and $35.5 million, respectively.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The annual gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of vessels range from 20 to 25 years.

Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Gas distribution depreciation was allocated to interim periods based upon the level of weather-normalized gas deliveries in 2002. The pro forma effect of retroactive application of this change to the quarter ended March 31, 2002 is given under Other Accounting Changes - Depreciation on page 7.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Stock Options and Awards. Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. If compensation expense for the stock options had been recognized based upon the fair value method, the impact on the company's net income would have been as follows:

                                                        Three months
                                                            ended
                                                           March 31
                                                      ----------------
                                                        2003     2002
                                                      -------- -------
   Net income (in millions)
        As reported                                     $ 45.9  $ 36.5
        Less:  Total stock-based employee
               compensation expense determined
               under the fair value method for all
               awards, net of tax                           .2      .1
                                                      -------- -------
        Pro forma                                       $ 45.7  $ 36.4
                                                      ======== =======

There would have been no impact on the company's reported first-quarter earnings per share if compensation expense for stock options had been recognized based upon the fair value method.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor's wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage contracts. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits. Pro forma results for the quarter ended March 31, 2002, had the new method been applied could not be reasonably determined and are therefore not presented.

Annual and interim results will be more volatile under the new accounting method. Also, the industry is working to resolve certain technical accounting application questions that remain, which could lead to further changes.

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

OTHER ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor's 2002 results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the first quarter of 2002 to pro forma results had gas distribution depreciation been allocated on a straight-line basis (in millions except per share data):

                                                  Three months ended
                                                    March 31, 2002
                                               ------------------------
                                                    As
                                                 Reported    Pro Forma
                                               -----------   ----------
   Gas distribution depreciation expense         $   56.6     $   34.4
   Operating income                                  65.0         87.2
   Income before income taxes                        54.1         76.3
   Net income                                        36.5         49.9
   Earnings per average share of common stock:
    Basic                                        $    .82     $   1.13
    Diluted                                           .82         1.12

Accounting for guarantees. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands the disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that at the time a company issues a guarantee it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee, and it must disclose that information in its financial statements. Nicor applied the recognition provisions on a prospective basis, beginning January 1, 2003, and recorded a $.2 million fair value liability in the first quarter of 2003.

Asset retirement obligations. In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. This standard became effective on January 1, 2003.

The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation within the meaning of FAS 143. However, the company, like most other gas distribution utility companies, has determined that due to the indefinite life of such assets a liability is generally not measurable. On January 1, 2003, a $3.5 million asset retirement obligation for the expected replacement of inside mercury regulators was recorded at Nicor Gas. Certain costs associated with the retirement of other items at Nicor companies, including polychlorinated biphenyls, underground storage tanks and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through December 31, 2002, the company had accrued and recovered about $625 million associated with the future removal of these long-lived assets.

No cumulative effect gain or loss was required as a result of adopting this standard. The application of this standard did not have a material effect on the company's financial position and results of operations.

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $164.2 million, $142.9 million and $65.3 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                                                      Three months ended
                                                            March 31
                                                     ---------------------
                                                        2003      2002
                                                     ---------- ----------
Operating revenues
   Gas distribution                                  $ 1,096.7    $ 518.7
   Shipping                                               66.4       59.8
   Other energy ventures                                  21.1        9.3
   Corporate and eliminations                            (12.9)        .2
                                                     ---------- ----------
                                                     $ 1,171.3    $ 588.0
                                                     ========== ==========

Operating income (loss)
   Gas distribution                                    $  73.7    $  60.6
   Shipping                                                5.7        4.1
   Other energy ventures                                   3.6         .6
   Corporate and eliminations                             (1.7)       (.3)
                                                     ---------- ----------
                                                       $  81.3    $  65.0
                                                     ========== ==========

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor affiliate offering a utility-bill management product. These gas distribution revenues have been eliminated in the consolidated financial statements.

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

                                           Three months ended
                                                 March 31
                                           --------------------
                                             2003       2002
                                           ---------  ---------
   Triton Container Investments (Triton)   $    1.3   $    1.0
   Nicor Energy                                   -       (2.9)
   All other                                      -        (.4)
                                           ---------  ---------
                                           $    1.3   $   (2.3)
                                           =========  =========

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                                           Three months ended
                                                 March 31
                                           --------------------
                                             2003       2002
                                           ---------  ---------
    Interest income                        $     .6   $     .9
    Other income                                 .2         .3
    Other expense                               (.3)       (.1)
                                           ---------  ---------
                                           $     .5   $    1.1
                                           =========  =========

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                           Three months ended
                                                 March 31
                                           --------------------
                                             2003       2002
                                           ---------  ---------
   Net income                              $   45.9   $   36.5
   Other comprehensive income (loss),
     net of tax                                  .9        1.8
                                           ---------  ---------
   Total comprehensive income              $   46.8   $   38.3
                                           =========  =========

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures.

Most of the $5.4 million net loss in accumulated other comprehensive income
(loss) at March 31, 2003, represents a net realized loss on financial derivatives designated as hedges of interest payments on an anticipated 30-year bond issuance. This loss will be amortized to interest expense over the life of the bonds.

Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

RELATED PARTY TRANSACTIONS

At March 31, 2002, Nicor had $31.7 million of short-term notes receivable at market interest rates due from Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America. There was no note receivable due from Horizon Pipeline at March 31, 2003. In the first quarter of 2003, Horizon Pipeline charged Nicor Gas $2.6 million for natural gas transportation under rates that have been accepted by FERC.

At March 31, 2002, Nicor had $9.9 million of short-term notes receivable at market interest rates due from Nicor Energy, a 50/50 joint venture with Dynegy Marketing and Trade. Nicor's investment in Nicor Energy, including an $8.3 million note receivable, was written down to zero during the third quarter of 2002.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $.9 million and $1.1 million for these services for the three-month periods ended March 31, 2003 and 2002, respectively.

CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

Performance-Based Rate (PBR) Plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Certain parties in the PBR plan review proceeding have indicated that they believe substantial adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions, which ruling may be subject to review by the ICC. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas' PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made in restated financial statements previously filed with the SEC.

Nicor Energy has disposed of substantially all of its customer accounts and is in the process of liquidating its remaining assets. Nicor's investment in Nicor Energy was written down to zero in the third quarter of 2002 due to the likelihood at that time that Nicor ultimately would not recover its investment balance. Nicor's maximum exposure under guarantee commitments on behalf of Nicor Energy as of April 23, 2003 was about $17.3 million. It is unlikely that Nicor will be required to make payments under the guarantees.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (Executive Vice President Finance and Administration). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President of Administration and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company's former independent auditor. The plaintiffs seek to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented the PBR plan, Nicor's historical financial condition and results of operations, and its future prospects. The class is seeking compensatory damages, prejudgment interest, and attorneys' fees and costs. On March 31, 2003, Nicor filed a motion to dismiss. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (Executive Vice President Finance and Administration) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint filed on January 27, 2003, which was further amended on April 15, 2003. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, and failing to establish and maintain adequate accounting controls. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company.

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas accrued customer refunds and other costs totaling $1.4 million in the years 2000 to 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

Nicor Inc.                                                              Page 13
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act (ICFA) by Nicor Services and Nicor Gas relating to the fixed bill service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. Nicor Services offered a fixed bill product under which it pays the annual gas service portion of a customer's Nicor utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss this action. On November 26, 2002, the court dismissed the complaint without prejudice, but allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on December 10, 2002, which names only Nicor Services as a defendant, and which purports to state claims under the ICFA and for breach of contract. The court subsequently ordered the plaintiff to file another amended complaint by April 29, 2003. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency (U.S. EPA) and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration (PSD) Permit. Based on various communications between Nicor Gas and IEPA, the company does not expect the resolution of this matter to have a material adverse impact on the company's financial condition or results of operations.

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon), filed a $5.7 million Notice of Claim for Lien against Horizon. The contractor has since asserted that an additional $3 million is due. Nicor is unable to predict the outcome of this matter, Horizon's potential exposure related thereto or any potential impact on Nicor's investment in Horizon.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Approximately 160 households have opted out of the class. Of those, 45 households had traces of mercury, and Nicor Gas has settled with seven households.

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

As of March 31, 2003, Nicor Gas had remaining an estimated liability of $22.9 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to vigorously pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries and Nicor Gas has not accrued any such recoveries in its financial statements.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company's financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800's and early to mid 1900's to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, three additional lawsuits have been filed in that court related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, various personal injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRDGC) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2002 Annual Report on Form 10-K.

SUMMARY

Nicor's 2003 quarterly earnings were significantly impacted by a change in the method of allocating annual depreciation to interim periods in the gas distribution segment. Effective January 1, 2003, the gas distribution segment began using a straight-line method to allocate annual depreciation to interim periods, a method predominantly used by others in the industry. While this change has a significant impact on quarterly results, it has no impact on depreciation for the full year. Nicor's first quarter 2002 results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the first quarter of 2003 and 2002, and the pro forma results for the first quarter of 2002 had gas distribution depreciation been allocated on a straight-line basis (in millions except per share data):

                                             Three months ended March 31
                                            ------------------------------
                                                         2002      2002
                                                          As        Pro
                                               2003     Reported   Forma
                                            --------- ---------- ---------
Income before cumulative effect of
  accounting change                           $ 50.4     $ 36.5    $ 49.9
Net income                                      45.9       36.5      49.9
Earnings per average share of common stock:
   Diluted - before cumulative effect
               of accounting change           $ 1.14     $  .82    $ 1.12
   Diluted                                      1.04        .82      1.12

The 2003 net income and diluted earnings per share increases over reported 2002 results are attributable primarily to higher operating results in the gas distribution and shipping segments and at Nicor's other energy ventures. The gas distribution segment increase was due primarily to the positive effect of the new interim depreciation allocation method, which more than offset higher operating and maintenance expenses. Improved results from Nicor's equity investments also contributed to the increase.

Net income for 2003 was negatively affected by a $4.5 million cumulative effect loss from an accounting change at Nicor Enerchange, Nicor's wholesale natural gas marketing company. With the change, Nicor Enerchange now applies accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts.

Operating income. Operating income (loss) by major business segment is presented below (in millions):

                                               Three months ended
                                                    March 31
                                               ------------------
                                                 2003      2002
                                               --------  --------
   Gas distribution                            $  73.7   $  60.6
   Shipping                                        5.7       4.1
   Other energy ventures                           3.6        .6
   Corporate and eliminations                     (1.7)      (.3)
                                               --------  --------
                                               $  81.3   $  65.0
                                               ========  ========

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income increased $13.1 million in the first quarter of 2003 due primarily to the positive impact of the new interim depreciation allocation method ($22.2 million) and increased gas distribution margin ($4.1 million), due primarily to increased customer demand related largely to colder weather. Partially offsetting these positive factors were higher operating and maintenance expenses ($9.1 million) in 2003, including a small pension expense in the 2003 period compared with a pension credit in 2002 and higher bad debt expenses. The absence of property sale gains also unfavorably impacted first-quarter 2003 operating results compared with a year ago. These factors are discussed in more detail in the Results of Operations section on the following page.

o Shipping segment operating income increased $1.6 million compared to the prior-year period due primarily to greater volumes shipped related largely to a 2002 acquisition.

o Operating income at Nicor's other energy ventures increased $3.0 million in 2003 due primarily to higher operating income from Nicor's wholesale natural gas marketing business, Nicor Enerchange ($1.3 million) and improved results from Nicor's energy-related products and services businesses ($1.2 million). The higher results at Nicor Enerchange are due to the application of a required new accounting method. Improvements for Nicor's energy-related products and services businesses are related primarily to a new product introduced in early 2002 and additional customers.

Equity investment income (loss). Equity investment income increased to $1.3 million in the first quarter of 2003 compared to a loss of $2.3 million a year ago. Nicor recorded no gain or loss from Nicor Energy, Nicor's retail energy marketing joint venture, in 2003 compared to a $2.9 million loss in the 2002 period. Developments related to this investment are more fully described in the Notes to the Consolidated Financial Statements - Contingencies - Nicor Energy on page 11.

Other income (expense). Other income (expense) decreased from $1.1 million in the first quarter of 2002 to $.5 million in the first quarter of 2003 due primarily to lower interest income this year. The decrease in interest income was related to both lower interest rates and lower average investment levels.

Cumulative effect of accounting change. The cumulative effect of an accounting change related to the application of accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage contracts, at Nicor Enerchange. Annual and interim results are subject to greater volatility because of the adoption of the new accounting method.

Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

The following discussion provides additional information about the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                                  Three months ended
                                                       March 31
                                                ---------------------
                                                   2003        2002
                                                ----------   --------
   Gas distribution                             $ 1,096.7    $ 518.7
   Shipping                                          66.4       59.8
   Other energy ventures                             21.1        9.3
   Corporate and eliminations                       (12.9)        .2
                                                ----------   --------
                                                $ 1,171.3    $ 588.0
                                                ==========   ========

Gas distribution revenues increased significantly in the first quarter of 2003 compared with a year ago due primarily to higher natural gas costs, which are passed directly through to customers without markup, and colder weather. The average cost of natural gas sold in the 2003 period was more than double the comparable 2002 period. The revenue effect of higher natural gas costs was approximately $420 million and colder weather increased revenues by about $80 million. First quarter 2003 shipping revenues increased due primarily to greater volumes shipped ($5.6 million) related primarily to an acquisition that occurred in mid-2002. The increase in revenues for other energy ventures is due primarily to a new product introduced in early 2002 and additional customers at Nicor's energy-related products and services businesses ($13.3 million). Corporate and eliminations reflects primarily the elimination of gas distribution revenues against other energy venture expenses for customers purchasing a new utility-bill management product.

Gas distribution margin. Nicor utilizes a measure it refers to as "gas distribution margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other gas utility companies exclude these items in evaluating performance.

A reconciliation of gas distribution revenues and margin follows (in millions):

                                                  Three months ended
                                                       March 31
                                                --------------------
                                                   2003       2002
                                                ----------  --------
Gas distribution revenues                       $ 1,096.7   $ 518.7
Cost of gas                                        (862.9)   (315.0)
Revenue tax expense                                 (61.5)    (35.5)
                                                ---------- ---------
Gas distribution margin                         $   172.3   $ 168.2
                                                ========== =========

Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution margin in 2003 was positively impacted by increased deliveries from higher customer demand ($6.0 million). Higher customer demand was driven primarily by colder weather than the prior year ($10.7 million), partially offset by an unfavorable variance from the company's weather protection in 2003 compared to 2002 ($7.0 million), and higher demand unrelated to weather ($2.3 million). Increased customer finance charges ($1.7 million) related to larger customer bills also contributed to the 2003 increase. These improvements were partially offset by the absence of results from the PBR plan in 2003 ($2.2 million), which was discontinued beginning January 1, 2003, and the Chicago Hub ($.9 million).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $9.1 million in the first quarter of 2003 to $58.5 million. The increase from the prior-year period was due primarily to lower pension credits ($2.4 million), increased bad debt expense ($2.2 million), higher costs of natural gas used to operate company equipment and facilities ($1.4 million) and increased health care and insurance costs ($1.7 million). Gas distribution operating and maintenance expense included $.3 million of pension expense in 2003 compared with $2.1 million of pension credits in 2002. The higher bad debt and company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002.

Gas distribution depreciation. Depreciation in the gas distribution segment decreased significantly due to the change to a straight-line interim depreciation allocation method. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter. Gas distribution depreciation would have been $22.2 million lower than reported in the first quarter of 2002 had interim depreciation been allocated on a straight-line basis.

Gas distribution property sale (gains) losses. Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings.

Shipping operating expenses. Shipping segment operating expenses rose $5.0 million in the first quarter of 2003 due to higher operating costs, related primarily to increased volumes shipped, partially offset by increased property sale gains ($.4 million). The higher costs included voyage and transportation ($2.0 million), fuel ($1.5 million), wages and benefits ($1.0 million) and leased equipment ($.5 million). Higher fuel costs in 2003 related both to additional ports served and higher fuel prices.

All other operating expenses. The $2.9 million decrease in all other operating expenses was due primarily to lower operating expenses from the company's former energy system and design activities ($2.5 million). Operating expenses at Nicor's energy-related products and services businesses increased $12.1 million due to a new product and additional customers. These increased expenses are largely eliminated in Nicor's consolidated financial statements.

Nicor Inc.                                                              Page 20
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                               Three months ended
                                                    March 31
                                               -------------------
                                                 2003      2002
                                               ---------  --------
Operating revenues (millions)
   Sales
    Residential                                 $ 765.8   $ 340.2
    Commercial                                    171.9      64.3
    Industrial                                     26.8      10.7
                                               ---------  --------
                                                  964.5     415.2
                                               ---------  --------
   Transportation
    Residential                                     7.1       3.1
    Commercial                                     25.9      25.7
    Industrial                                     11.3      11.0
    Other                                           5.1       2.5
                                               ---------  --------
                                                   49.4      42.3
                                               ---------  --------
   Other revenues
    Revenue taxes                                  62.4      36.4
    Environmental cost recovery                    15.7      12.0
    Performance-based rate plan                       -       2.2
    Chicago Hub                                     2.4       3.3
    Weather insurance                              (3.5)      3.5
    Other                                           5.8       3.8
                                               ---------  --------
                                                   82.8      61.2
                                               ---------  --------
                                               $ 1,096.7  $ 518.7
                                               =========  ========
Deliveries (Bcf)
   Sales
    Residential                                   107.6      94.7
    Commercial                                     23.4      17.2
    Industrial                                      3.7       3.1
                                               ---------  --------
                                                  134.7     115.0
                                               ---------  --------
   Transportation
    Residential                                     8.1       3.2
    Commercial                                     39.7      39.8
    Industrial                                     36.5      37.7
                                               ---------  --------
                                                   84.3      80.7
                                               ---------  --------
                                                  219.0     195.7
                                               =========  ========
Customers at end of period (thousands)
   Sales
    Residential                                 1,748.9   1,777.0
    Commercial                                    111.0     105.5
    Industrial                                      7.1       6.9
                                               ---------  --------
                                                1,867.0   1,889.4
                                               ---------  --------
   Transportation
    Residential                                   122.4      58.2
    Commercial                                     61.2      64.7
    Industrial                                      6.6       6.9
                                               ---------  --------
                                                  190.2     129.8
                                               ---------  --------
                                                2,057.2   2,019.2
                                               =========  ========

Other statistics
   Degree days                                    3,254     2,723
   Percent colder (warmer) than normal             5.5%   (11.7)%
   Average gas cost per Mcf sold                 $ 6.36    $ 2.71

Nicor Inc.                                                              Page 21
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SHIPPING STATISTICS

                                                Three months ended
                                                      March 31
                                               --------------------
                                                 2003        2002
                                               ---------  ---------
TEUs shipped (thousands)                           42.7       39.1
Revenue per TEU                                 $ 1,549    $ 1,532
Ports served                                         24         21
Vessels operated                                     17         16

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities increased $26.3 million to $160.4 million in the first quarter from $134.1 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At March 31, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings up to $334 million, and the company had $190 million of commercial paper borrowings outstanding.

In April 2003, Moody's Investors Service downgraded the long-term debt ratings of Nicor and Nicor Gas from Aa1 to Aa3, while affirming their short-term ratings. Standard and Poor's Rating Services and Fitch Ratings affirmed Nicor and Nicor Gas' short-term and long-term debt ratings, which continue to be among the highest in the gas distribution industry. All three rating agencies removed the debt ratings from negative ratings watch.

On April 30, 2003, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable August 1, 2003.

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor made several changes to its accounting policies in the first quarter of 2003, including a change to the method of allocating annual depreciation to interim periods. This change had a significant favorable impact on first-quarter results and will have an adverse impact on second- and third-quarter results. It will have no impact on full-year results. For further information about Nicor's accounting changes, see the Notes to the Consolidated Financial Statements - Cumulative Effect of Change in Accounting and - Other Accounting Changes beginning on page 6, which explain all material changes to the company's critical accounting policies since December 31, 2002.

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contingencies. The following contingencies of Nicor are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.

There are allegations that the company acted improperly in connection with the PBR plan, and the Illinois Commerce Commission (ICC) and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. The findings of the Report include:

o Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
o No improper Nicor affiliated-party transactions or improper hedging activities were identified.
o Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
o  No criminal activity or fraud was identified.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in restated financial statements previously filed with the SEC, and the study of internal controls is ongoing.

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions, which ruling may be subject to review by the ICC. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas' PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

Nicor Energy. Significant developments have occurred relating to Nicor's 50-percent interest in Nicor Energy. Accounting irregularities at Nicor Energy were identified in 2002. Information about these developments is presented within the Notes to the Consolidated Financial Statements - Contingencies - Nicor Energy on page 11.

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

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements - Contingencies - Securities Class Actions on page 12.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Contingencies - Shareholder Derivative Lawsuits on page 12.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Contingencies - Mercury beginning on page 13.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Contingencies - Manufactured Gas Plant Sites beginning on page 14.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 10.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K.

Energy trading activities. At March 31, 2003, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held derivative contracts with the following fair values (in millions):

                                                            Maturity
                                                   ---------------------------
                                           Total
                                           Fair    Less than  1 to 3   3 to 5
Source of Fair Value                       Value    1 Year    Years    Years
-----------------------------            --------- --------- -------- --------
Prices actively quoted                    $   4.5   $   4.6   $  (.1)  $    -
Prices based on pricing models                 .1        .1        -        -
                                         --------- --------- -------- --------
Total                                    $    4.6   $   4.7   $  (.1)  $    -
                                         ========= ========= ======== ========

Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions, results, or adjustments; additional adjustments related to Nicor's retail energy marketing joint venture; asset sales; significant unplanned capital needs and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management's Discussion and Analysis - Market Risk on page 24, which is incorporated herein by reference.


Item 4.  Controls and Procedures

Immediately following the Signatures section of this Quarterly Report are certifications of the company's CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the
Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor's management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements - Contingencies.

To assist management in assessing the control environment and related issues associated with Nicor's natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading ("gas supply activities"), Nicor retained a consulting firm with experience in internal controls and the energy industry that is not and has not been the company's external auditor.

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)

Through this review of gas supply activities ("gas supply review"), it was observed that:

o Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.
o Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.
o As a result, gas supply activities are not adequately documented, overly dependent on people, and not supported by formal training or communication of controls.

In light of the foregoing, and reflecting the consultant's work related to gas supply activities, management has concluded that the following steps related to gas supply activities should be undertaken:

o Enhance the effectiveness of corporate governance and independent oversight of gas supply activities by creating a formal risk management function and expanding senior management oversight through the company's risk management committee.
o Enhance senior management monitoring and oversight of gas supply activities by creating formal reporting frameworks designed to effectively communicate performance, existing risk profile/position, and compliance with policies/procedures.
o Enhance the communication of senior management's expectations regarding objectives, risk tolerances, and business practices in connection with gas supply activities by creating codified and standardized policies and procedures for these activities.
o Given the high degree of regulatory oversight and review over gas supply activities, develop formal documentation and retention standards for key decision-making and transaction activities that are subject to regulatory review.
o For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.
o Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP ("D&T"), who were asked in October to audit the company's 1999, 2000 and 2001 restated financial statements in addition to its audit of 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, Nicor's and Nicor Gas' restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the "D&T Letter"), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas' internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas' internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas' regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor's and Nicor Gas' financial statements. D&T has made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------
Item 4. Controls and Procedures (continued)

o Establish a centralized, independent back office function for gas supply activities, staffed with an adequate number of appropriately skilled individuals.
o Charge the gas supply back office function with responsibility for, among other matters, contract analysis to determine correct accounting treatment, ensuring that contract terms are followed, overseeing the contract approval process and contract administration.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the company carried out an evaluation under the supervision and with the participation of the company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (the "Evaluation").

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in the Rule 13a-14 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded, as of the date of the Evaluation, that the company's disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's management has assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented and continues to implement changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented or is in the process of implementing the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated, and will continue to dedicate, additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted, some of which are now in place.
o Additional gas supply purchasing testing was performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.
o An outside consultant has been retained to coordinate documentation and implementation of appropriate processes, procedures and controls changes, and has been assigned a number of full-time employees and has commenced this process.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.

Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------
Item 4.  Controls and Procedures (concluded)

o A review of contract administration processes is underway to develop and implement a more effective method of contract administration, including documentation of related policies and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Contingencies beginning on page 10 and Management's Discussion and Analysis - Contingencies beginning on page 22, which are incorporated herein by reference.

Item 2. Change in Securities and Use of Proceeds

(a) and (b) Not applicable

(c) On March 18, 2003, the company sold 59,450 shares of its common stock to four individuals in connection with the purchase of the assets and assumption of the liabilities of a heating and air conditioning business owned by those individuals. The shares were sold without registration under the Securities Act of 1933, pursuant to an exemption under Rule 505 of Regulation D under the Securities Act of 1933. The issuance was effected without general solicitation or advertising.

(d)         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   See Exhibit Index beginning on page 32 filed herewith.

(b) On March 5, 2003, Nicor filed a Form 8-K regarding a press release announcing (i) 2002 and restated prior period financial results and (ii) 2003 earnings guidance.

      On March 11, 2003, Nicor filed a Form 8-K regarding a press release about Nicor Energy.

Nicor Inc.                                                             Page 29
-------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Nicor Inc.



   Date May 2, 2003                        /s/ KATHLEEN L. HALLORAN
        ------------                      -----------------------------
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration

Nicor Inc.                                                              Page 30
-------------------------------------------------------------------------------

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



   Date May 2, 2003                        /s/ THOMAS L.FISHER
        -----------                        ------------------------------------
                                           Thomas L. Fisher
                                           Chairman and Chief Executive Officer

Nicor Inc.                                                              Page 31
-------------------------------------------------------------------------------

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


   Date    May 2, 2003                     /s/ KATHLEEN L.HALLORAN
           -----------                     -----------------------
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration

Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number              Description of Document
  -------- ------------------------------------------------------

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

    10.01  2003 Long-Term Incentive Program.

    10.02  2003 Incentive Compensation Plan.

    18.01  Preferability Letter regarding Change in Accounting of
           Interim Depreciation.

    99.01 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.02 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nicor Inc.                                                              Page 33
-------------------------------------------------------------------------------
Exhibit Index (concluded)

 Exhibit
 Number                  Description of Document
--------- ---------------------------------------------------------------------

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