Form 10-Q
period 2003-06-30
NICOR INC
filed 2003-08-05
CIK 72020

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2003

                                       or


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

Shares of common stock, par value $2.50, outstanding at July 31, 2003, were 44,025,675.
==============================================================================

Nicor Inc.                                                              Page i
------------------------------------------------------------------------------
Table of Contents
-----------------
Part I - Financial Information
   Item 1. Financial Statements (Unaudited) ...................... 1
           Consolidated Statements of Operations:
             Three and six months ended
             June 30, 2003 and 2002 .............................. 2
           Consolidated Statements of Cash Flows:
             Six months ended
             June 30, 2003 and 2002 .............................. 3
           Consolidated Balance Sheets:
             June 30, 2003 and 2002, and
             December 31, 2002 ................................... 4
           Notes to the Consolidated Financial Statements ........ 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................18

   Item 3. Quantitative and Qualitative Disclosures about Market
           Risk...................................................29

   Item 4. Controls and Procedures ...............................30


Part II - Other Information
   Item 1. Legal Proceedings .....................................32

   Item 4. Submission of Matters to a Vote of Security Holders....33

   Item 6. Exhibits and Reports on Form 8-K ......................33

           Signature .............................................34

           Exhibit Index .........................................35
Glossary
--------
Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC.........Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf,
Bcf..........Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..........Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.
TEU..........Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Six months ended
                                               June 30            June 30
                                           ----------------   -----------------
                                             2003     2002      2003      2002
                                           -------- -------   --------  -------

Operating revenues
   Gas distribution (includes revenue taxes
    of $24.6, $20.4, $86.9 and $56.8,
    respectively)                          $ 379.5 $ 279.8  $ 1,476.2  $ 798.5
   Shipping                                   67.1    65.2      133.6    125.0
   Other                                       6.2     7.2       14.3     16.7
                                            ------- -------   --------  -------
                                             452.8   352.2    1,624.1    940.2
Operating expenses
   Gas distribution
    Cost of gas                              241.0   146.9    1,103.9    461.9
    Operating and maintenance                 54.7    45.8      113.1     95.2
    Depreciation                              36.0    22.6       72.1     79.2
    Taxes, other than income taxes            28.0    23.4       93.9     63.7
    Mercury-related costs (recoveries)       (17.4)      -      (17.8)      .2
    Property sale (gains) losses               (.4)      -        (.4)    (3.4)
   Shipping                                   62.2    61.3      123.0    117.0
   All other                                   9.8     8.5       16.0     17.7
                                           -------- -------   --------  -------
                                             413.9   308.5    1,503.8    831.5
                                           -------- -------   --------  -------

Operating income                              38.9    43.7      120.3    108.7
Equity investment income (loss), net           6.7    (2.6)       8.0     (4.9)
Other income (expense), net                     .6      .7        1.1      1.8
Interest expense, net of amounts capitalized   9.2     8.9       18.9     18.7
                                            ------- -------   --------  -------

Income before income taxes and cumulative
   effect of accounting change                37.0    32.9      110.5     86.9
Income taxes                                  13.2    10.5       36.3     28.0
                                           -------- -------   --------  -------

Income before cumulative effect of
   accounting change                          23.8    22.4       74.2     58.9
Cumulative effect of accounting change, net
   of $3.0 income tax benefit                    -       -       (4.5)       -
                                           -------- -------   --------  -------

Net income                                    23.8    22.4       69.7     58.9
Dividends on preferred stock                     -      .1          -       .1
                                           -------- -------   --------  -------

Earnings applicable to common stock         $ 23.8  $ 22.3     $ 69.7   $ 58.8
                                           ======== =======   ========  =======

Average shares of common stock outstanding
   Basic                                      44.0    44.1       44.0     44.2
   Diluted                                    44.2    44.4       44.1     44.5

Earnings per average share of common stock
   Basic
    Before cumulative effect of accounting
      change                                 $ .54   $ .51     $ 1.68   $ 1.33
    Cumulative effect of accounting change,
      net of tax                                 -       -       (.10)       -
                                           -------- -------   --------  -------
    Basic earnings per share                 $ .54   $ .51     $ 1.58   $ 1.33
                                           ======== =======   ========  =======

   Diluted
    Before cumulative effect of accounting
      change                                 $ .54   $ .50     $ 1.68   $ 1.32
    Cumulative effect of accounting change,
      net of tax                                 -       -       (.10)       -
                                           -------- -------   --------  -------
    Diluted earnings per share               $ .54   $ .50     $ 1.58   $ 1.32
                                           ======== =======   ========  =======

Dividends declared per share of common
   stock                                     $ .465  $ .46      $ .93    $ .92


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 3
------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                       Six months ended
                                                           June 30
                                                     -------------------
                                                       2003       2002
                                                     --------  ---------
Operating activities
   Net income                                         $ 69.7     $ 58.9
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                      80.9       87.8
      Deferred income tax expense                       12.3       24.6
      Cumulative effect of accounting change             4.5          -
      Gain on sale of property, plant and equipment     (1.7)      (4.5)
      Changes in assets and liabilities:
        Receivables, less allowances                   122.2      132.2
        Gas in storage                                   5.1        2.8
        Deferred/accrued gas costs                     (73.6)     (73.5)
        Prepaid pension costs                              -       (6.4)
        Other assets                                    35.5        1.0
        Accounts payable                              (104.8)     (67.6)
        Accrued mercury-related costs (recoveries)       (.8)      (4.2)
        Temporary LIFO liquidation                      18.0       93.5
        Other liabilities                              (22.4)      13.5
      Other                                             (7.6)       6.5
                                                     --------  ---------
   Net cash flow provided from operating activities    137.3      264.6
                                                     --------  ---------

Investing activities
   Capital expenditures                                (85.1)     (91.9)
   Net (increase) decrease in short-term investments    (6.5)      13.4
   Repayments from joint ventures                        5.6       85.0
   Loans to joint ventures                                 -      (55.1)
   Investment in joint venture                             -      (16.5)
   Business acquisitions                                   -      (10.2)
   Net proceeds from sale of property, plant and
     equipment                                           2.4        7.8
   Other                                                  .7        1.1
                                                     --------  ---------
   Net cash flow used for investing activities         (82.9)     (66.4)
                                                     --------  ---------

Financing activities
   Net proceeds from issuing long-term debt                -       49.9
   Disbursements to retire long-term debt             (100.0)         -
   Short-term borrowings (repayments), net              20.0     (184.0)
   Dividends paid                                      (40.8)     (40.0)
   Disbursements to reacquire stock                     (2.3)     (25.1)
   Other                                                  .8        3.6
                                                     --------  ---------
   Net cash flow used for financing activities        (122.3)    (195.6)
                                                     --------  ---------

Net (decrease) increase in cash and cash
   equivalents                                         (67.9)       2.6

Cash and cash equivalents, beginning of period          75.2       14.0
                                                     --------  ---------

Cash and cash equivalents, end of period               $ 7.3     $ 16.6
                                                     ========  =========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(millions)


                                            June 30   December 31     June 30
                                              2003        2002          2002
                                          -----------  -----------  -----------
            Assets
           -------
Current assets
   Cash and cash equivalents             $      7.3    $    75.2    $    16.6
   Short-term investments, at cost which
     approximates market                       32.2         25.7         20.8
   Receivables, less allowances of $24.6,
     $16.9 and $13.0, respectively            343.3        467.4        218.8
   Notes receivable - joint ventures              -            -          1.3
   Gas in storage                              35.4         52.3         40.6
   Deferred gas costs                           6.3            -            -
   Deferred income taxes                       42.9         34.9         39.7
   Other                                       39.0         52.2         31.2
                                         -----------  -----------  -----------
                                              506.4        707.7        369.0
                                         -----------  -----------  -----------
Property, plant and equipment, at cost
   Gas distribution                         3,622.6      3,558.1      3,491.9
   Shipping                                   306.2        309.1        307.7
   Other                                        6.5          5.6          3.9
                                         -----------  -----------  -----------
                                            3,935.3      3,872.8      3,803.5
   Less accumulated depreciation            2,133.1      2,076.0      2,037.8
                                         -----------  -----------  -----------
                                            1,802.2      1,796.8      1,765.7
                                         -----------  -----------  -----------
Prepaid pension costs                         177.1        177.1        170.7
Other assets                                  198.2        217.8        145.8
                                         -----------  -----------  -----------
                                          $ 2,683.9    $ 2,899.4    $ 2,451.2
                                         ===========  ===========  ===========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due
     within one year                     $        -    $   100.0    $   100.0
   Short-term borrowings                      335.0        315.0         93.0
   Accounts payable                           445.2        556.3        387.5
   Temporary LIFO liquidation                  18.0            -         93.5
   Accrued gas costs                              -         67.3         34.7
   Accrued mercury-related costs                4.5          5.0          4.2
   Accrued dividends payable                   20.5         20.3         20.3
   Other                                       19.9         34.7         23.6
                                         -----------   ----------   ----------
                                              843.1      1,098.6        756.8
                                         -----------   ----------   ----------
Deferred credits and other liabilities
   Deferred income taxes                      407.9        386.1        344.8
   Regulatory income tax liability             60.3         62.2         64.4
   Unamortized investment tax credits          36.5         37.5         38.0
   Accrued mercury-related costs               18.1         18.4         28.6
   Other                                      161.4        167.7        115.2
                                         -----------   ----------   ----------
                                              684.2        671.9        591.0
                                         -----------   ----------   ----------
Capitalization
   Long-term debt                             396.4        396.2        395.9
   Preferred stock                              2.0          4.3          6.0
   Common equity
    Common stock                              110.1        110.0        110.1
    Paid-in capital                             1.9          1.2            -
    Retained earnings                         652.5        623.8        593.6
    Unearned compensation                       (.3)         (.3)         (.4)
    Accumulated other comprehensive loss       (6.0)        (6.3)        (1.8)
                                         -----------   ----------   ----------
                                            1,156.6      1,128.9      1,103.4
                                         -----------   ----------   ----------
                                          $ 2,683.9    $ 2,899.4    $ 2,451.2
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

                                     June 30    December 31    June 30
                                       2003        2002          2002
                                    ----------  -----------  ---------

  Deferred (accrued) gas costs        $   6.3    $  (67.3)   $ (34.7)
  Regulatory income tax liability       (60.3)      (62.2)     (64.4)
  Unamortized loss on reacquired debt    18.5        19.0       19.5
  Deferred (accrued) environmental
    costs                                33.5        54.7      (11.5)
                                    ----------  ----------  ---------
                                      $  (2.0)   $  (55.8)   $ (91.1)
                                    ==========  ==========  =========

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at June 30, 2003, December 31, 2002, and June 30, 2002 was approximately $645 million, $625 million, and $601 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2003 were $23.9 million and $85.4 million, respectively, and $19.7 million and $55.2 million, respectively, for the same periods ended June 30, 2002.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The annual gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of vessels range from 20 to 25 years.


Nicor Inc.                                                              Page 6
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Stock Options and Awards. Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. As required by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, if compensation expense for the stock options had been recognized based upon the fair value method, the impact on the company's net income and earnings per share would have been as follows (in millions, except per share data):

                                       Three months ended    Six months ended
                                            June 30               June 30
                                       -----------------    ------------------
                                         2003       2002       2003      2002
                                       --------   -------    -------   --------
Net income
   As reported                          $  23.8   $ 22.4     $ 69.7    $  58.9

   Less: Total stock-based employee
         compensation expense determined
         under the fair value method for
         all awards, net of tax              .1       .1         .3         .2
                                        --------  -------    --------  --------
   Pro forma                            $  23.7   $ 22.3     $ 69.4    $  58.7
                                        ========  =======    ========  ========

Earnings per share
   Basic - As reported                  $   .54   $  .51     $ 1.58    $  1.33
   Basic - Pro forma                        .54      .50       1.58       1.32

   Diluted - As reported                    .54      .50       1.58       1.32
   Diluted - Pro forma                      .54      .50       1.57       1.32

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor's wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage contracts. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits. Pro forma results for the three and six months ended June 30, 2002, had the new method been applied could not be reasonably determined and are therefore not presented.

Annual and interim results will be more volatile under the new accounting method. Also, the industry is working to resolve certain technical accounting application questions that remain, which could lead to further changes.


Nicor Inc.                                                             Page 7
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

OTHER ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor's 2002 results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the three and six months ended June 30, 2002 to pro forma results had gas distribution depreciation been allocated on a straight-line basis (in millions, except per share data):

                                Three months ended      Six months ended
                                   June 30, 2002         June 30, 2002
                                 ------------------    --------------------
                                    As                     As
                                Reported  Pro Forma     Reported  Pro Forma
                                -------------------    --------------------
  Gas distribution depreciation
   expense                       $ 22.6   $ 34.4         $ 79.2    $ 68.8
  Operating income                 43.7     31.9          108.7     119.1
  Income before income taxes       32.9     21.0           86.9      97.3
  Net income                       22.4     15.3           58.9      65.2
  Earnings per average share
  of common stock:
     Basic                       $  .51   $  .34         $ 1.33    $ 1.47
     Diluted                        .50      .34           1.32      1.46

Accounting for guarantees. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands the disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that at the time a company issues a guarantee it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee, and it must disclose that information in its financial statements. Nicor applied the recognition provisions on a prospective basis, beginning January 1, 2003, and recorded a $.2 million liability in the first quarter of 2003.

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


Nicor Inc.                                                              Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through June 30, 2003, the company had accrued and recovered about $645 million associated with the future removal of these long-lived assets.

No cumulative effect gain or loss was required as a result of adopting this standard due to the economic effect of Nicor Gas' cost-of-service utility rate regulation. The application of this standard did not have a material effect on the company's financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies beginning July 1, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Nicor has not yet determined the impact of this interpretation on its financial position or results of operations.

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The company is currently evaluating FAS 149 and has not yet determined the impact of adopting its provisions.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of FAS 150 are effective for Nicor beginning July 1, 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $57.4 million, $142.9 million and $40.5 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.


Nicor Inc.                                                              Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

SHORT-TERM DEBT

In April 2003, Nicor Gas issued $50 million of 1.6 percent unsecured notes due in October 2003 to refund the redemption of $50 million of unsecured notes at 3 percent due in April 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor's First Mortgage Bonds outstanding at June 30, 2003 was $400.0 million and at December 31, 2002 and June 30, 2002, the principal balance outstanding was $450.0 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was $445.5 million, $481.6 million and $463.9 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

INCOME TAXES

The company's effective income tax rate increased for the three-month period ended June 30, 2003 due to higher anticipated annual pretax income due primarily to the mercury-related recoveries. The higher anticipated income caused a somewhat higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income.

BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                               Three months        Six months
                                   ended              ended
                                  June 30            June 30
                              ----------------   -----------------
                               2003     2002      2003      2002
                              -------- -------   -------  --------
Operating revenues
   Gas distribution           $ 379.5  $279.8   $1,476.2  $ 798.5
   Shipping                      67.1    65.2      133.6    125.0
   Other energy ventures         17.5    15.1       38.6     24.4
   Corporate and
    eliminations                (11.3)   (7.9)     (24.3)    (7.7)
                              -------- -------   -------  --------
                              $ 452.8  $352.2   $1,624.1  $ 940.2
                              ======== =======  ========  ========
Operating income (loss)
   Gas distribution           $  37.6  $ 41.1    $111.4   $ 101.7
   Shipping                       4.9     3.9      10.6       8.0
   Other energy ventures          (.6)    1.4       3.0       2.1
   Corporate and
    eliminations                 (3.0)   (2.7)     (4.7)     (3.1)
                              -------- -------   -------  --------
                              $  38.9  $ 43.7    $120.3   $ 108.7
                              ======== =======   =======  ========

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor subsidiary offering a utility-bill management product. These gas distribution revenues have been eliminated in the consolidated financial statements.


Nicor Inc.                                                             Page 10
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

                                          Three months       Six months
                                             ended             ended
                                            June 30           June 30
                                       ----------------  ----------------
                                        2003     2002     2003     2002
                                       -------  -------  -------  -------
   Triton Container Investments (Triton)$ 1.3    $  .9    $ 2.6    $ 1.9
   Nicor Energy                           5.6     (3.4)     5.6     (6.3)
   All other                              (.2)     (.1)     (.2)     (.5)
                                       -------  -------  -------  -------
                                        $ 6.7    $(2.6)   $ 8.0    $(4.9)
                                       =======  =======  =======  =======

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                             Three months          Six months
                                 ended                ended
                                June 30              June 30
                            ----------------     -----------------
                             2003     2002        2003      2002
                            -------  -------     -------   -------
     Interest income        $  .5    $  .6        $ 1.1     $ 1.5
     Other income              .6       .3           .6        .7
     Other expense            (.5)     (.2)         (.6)      (.4)
                            -------  -------      -------  -------
                            $  .6    $  .7        $ 1.1     $ 1.8
                            =======  =======      =======  =======

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                               Three months       Six months
                                   ended            ended
                                  June 30          June 30
                              ----------------  -----------------
                               2003     2002     2003       2002
                              -------- -------  --------  -------
Net income                    $ 23.8   $ 22.4   $  69.7   $ 58.9
Other comprehensive income
 (loss), net of tax              (.6)    (3.3)       .3     (1.5)
                              -------- -------  --------  -------
Total comprehensive income    $ 23.2   $ 19.1   $  70.0   $ 57.4
                              ======== =======  ========  =======

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures.

Most of the $6.0 million net loss in accumulated other comprehensive loss at June 30, 2003, represents a net realized loss on financial derivatives designated as hedges of interest payments on an anticipated 30-year bond issuance. This loss will be amortized to interest expense over the life of the bonds.

Nicor Inc.                                                             Page 11
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued financial guarantees extending through 2007 on behalf of its wholly owned subsidiaries and other affiliates, guaranteeing payment by these affiliates under the terms of various contracts and regulations. These contracts and regulations relate primarily to physical and financial transactions in energy commodities and related services, and operating lease obligations. As of June 30, 2003, the maximum potential payment under these guarantees was approximately $175 million. Except for $5.3 million of guarantees on behalf of Nicor Energy, and $1.3 million of lease guarantees, any related obligations underlying these guarantees are already included in Nicor's consolidated balance sheet. Refer to the Nicor Energy section on page 13 for recent developments related to Nicor's guarantees on behalf of Nicor Energy.

Tropic Equipment Leasing Inc. (TEL), a wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $12 million at June 30, 2003. Nicor believes the likelihood of any such payment by TEL is remote.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment and natural gas lines within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and repair costs are charged to expense as incurred. Repair expenses of $.8 million and $1.5 million were incurred in the three- and six-month periods ended June 30, 2003, respectively, and $.5 million and $.8 million for the same prior year periods. Prior to 2002, Nicor Services was not the guarantor on these contracts.

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

RELATED PARTY TRANSACTIONS

Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL) that operates a natural gas pipeline. In May 2002, Horizon Pipeline repaid short-term loans outstanding from Nicor. For the three and six months ended June 30, 2003, Horizon Pipeline charged Nicor Gas $2.5 million and $5.1 million, respectively, for natural gas transportation under rates that have been accepted by FERC. For the three and six months ended June 30, 2002, Horizon Pipeline charged Nicor Gas $1.4 million for this service.


Nicor Inc.                                                             Page 12
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

At June 30, 2002, Nicor had $1.3 million of short-term notes receivable at market interest rates due from Nicor Energy, a 50/50 joint venture with Dynegy Marketing and Trade. Nicor's investment in Nicor Energy, including an $8.3 million note receivable, was written down to zero during the third quarter of 2002. During the second quarter of 2003, Nicor recovered $5.6 million of its investment that was previously written down. Another $2 million was recovered in July 2003, which will be reflected in equity investment income in the third quarter of 2003. For additional important development concerning this investment, refer to the Contingencies - Nicor Energy section on page 13.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $1.2 million for these services for the three months ended June 30, 2003 and 2002, and $2.1 million and $2.3 million for these services for the six months ended June 30, 2003 and 2002, respectively.

CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.


Nicor Inc.                                                             Page 13
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Certain parties in the PBR plan review proceeding have indicated that they believe substantial adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2003.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made in restated financial statements previously filed with the Securities and Exchange Commission (SEC).

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written down to zero in the third quarter of 2002 due to the likelihood at that time that Nicor ultimately would not recover its investment balance. During the second quarter of 2003, Nicor recovered $5.6 million of its investment that was previously written down. In July 2003, Nicor recovered an additional $2 million of its investment, which will be recorded as a third quarter gain. Additional recoveries of $1 million to $3 million could be received in 2003. Nicor's maximum exposure under guarantee commitments on behalf of Nicor Energy as of June 30, 2003 was about $5.3 million. It is unlikely that Nicor will be required to make payments under the guarantees.

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


Nicor Inc.                                                             Page 14
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (Executive Vice President Finance and Administration) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, and failing to establish and maintain adequate accounting controls. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. Nicor's Motion to Dismiss has been fully briefed by the parties and the Court is presently scheduled to rule on Nicor's Motion on October 7, 2003.

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas accrued customer refunds and other costs totaling $1.4 million in the years 2000 to 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

Other FERC Matters. In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.


Nicor Inc.                                                             Page 15
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act (ICFA) by Nicor Services and Nicor Gas relating to the fixed bill service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer's Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss this action. On November 26, 2002, the court dismissed the complaint without prejudice, but allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on December 10, 2002, which names only Nicor Services as a defendant, and which purports to state claims under the ICFA and for breach of contract. The plaintiff filed a second amended complaint on April 29, 2003. Nicor filed a Motion to Dismiss the second amended complaint on May 15, 2003. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration Permit. On June 26, 2003, Nicor Gas completed the installation of an alternate fuel refueling station at Nicor's Ottawa, Illinois facility pursuant to the terms of a Compliance Commitment Agreement proposed by Nicor Gas and approved by IEPA to resolve the matter. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon) filed a $5.7 million Notice of Claim for Lien against Horizon. On May 23, 2003, Horizon filed a Declaratory Judgment Complaint in the United States District Court for the District of Colorado seeking resolution of this dispute. On June 23, 2003, the general contractor filed an answer and counterclaim to Horizon's complaint seeking in excess of $11 million in damages from Horizon. While Nicor is unable to predict the outcome of this matter, its resolution is not expected to have an immediate material adverse impact on the company's financial condition or results of operations.

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


Nicor Inc.                                                             Page 16
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

As of June 30, 2003, Nicor Gas had remaining an estimated liability of $22.6 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the IEPA for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, various personal injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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


Nicor Inc.                                                             Page 17
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

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

Nicor Inc.                                                             Page 18
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2002 Annual Report on Form 10-K.

SUMMARY

Nicor's 2003 quarterly and year-to-date earnings were significantly impacted by a change in the method of allocating annual depreciation to interim periods in the gas distribution segment. Effective January 1, 2003, the gas distribution segment began using a straight-line method to allocate annual depreciation to interim periods, a method used predominantly by others in the industry. While this change has a significant impact on quarterly and year-to-date results, it has no impact on depreciation for the full year. Nicor's 2002 interim period results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the second quarter and year-to-date periods of 2003 and 2002, and the pro forma results for 2002 had gas distribution depreciation been allocated on a straight-line basis (in millions, except per share data):

                                        Three months ended June 30
                                     ---------------------------------
                                                    2002
                                                     As        2002
                                      2003        Reported   Pro Forma
                                     --------    ----------  ----------
Net income                           $ 23.8        $ 22.4     $ 15.3

Diluted earnings per average share
of common stock                      $  .54        $  .50     $  .34

                                         Six months ended June 30
                                     ---------------------------------
                                                    2002
                                                     As        2002
                                      2003        Reported   Pro Forma
                                     --------    ----------  ----------
Income before cumulative effect of
 accounting change                   $ 74.2       $ 58.9      $ 65.2
Net income                             69.7         58.9        65.2

Earnings per average share of common stock:
  Diluted - before cumulative effect
   of accounting change              $ 1.68       $ 1.32      $ 1.46
  Diluted                              1.58         1.32        1.46

Second quarter net income and diluted earnings per share for 2003 increased compared to the reported 2002 amounts due primarily to mercury-related recoveries, higher equity investment income relating to cash recoveries of a previously written off investment in Nicor Energy, a 50-percent-owned retail energy marketing joint venture, and higher operating income in the shipping segment. These positive factors more than offset increased operating and maintenance expenses in the gas distribution segment and decreased operating income at Nicor's other energy ventures.

Net income and diluted earnings per share for the 2003 year-to-date period increased compared to the reported 2002 amounts due primarily to higher operating income in the gas distribution and shipping segments and the investment recoveries related to Nicor Energy. Net income for the 2003 year-to-date period was negatively affected by a $4.5 million cumulative effect loss from an accounting change at Nicor Enerchange, Nicor's wholesale natural gas marketing company. With the change, Nicor Enerchange now applies accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts.


Nicor Inc.                                                             Page 19
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Both quarter and year-to-date operating results for the gas distribution segment were significantly affected by the 2003 change in interim depreciation method and the favorable impact of significant recoveries from third parties in the second quarter of 2003 related to the mercury inspection and repair program.

Operating income. Operating income (loss) by major business segment is presented below (in millions):

                           Three months        Six months
                               ended              ended
                              June 30            June 30
                          ----------------   ----------------
                           2003     2002      2003    2002
                          -------- -------   ------- --------

   Gas distribution       $  37.6  $ 41.1    $111.4  $ 101.7
   Shipping                   4.9     3.9      10.6      8.0
   Other energy ventures      (.6)    1.4       3.0      2.1
   Corporate and
    eliminations             (3.0)   (2.7)     (4.7)    (3.1)
                          -------- -------   ------- --------
                          $  38.9  $ 43.7    $120.3  $ 108.7
                          ======== =======   ======= ========

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased $3.5 million in the 2003 quarter due to increased depreciation ($13.4 million) and higher operating and maintenance expenses ($8.9 million). These negative factors were largely offset by the favorable impact of significant recoveries relating to the mercury inspection and repair program in the 2003 quarter ($17.4 million, net of recovery costs). The $9.7 million increase in operating income for the six-month period was due primarily to increased net recoveries ($18.0 million) and lower depreciation ($7.1 million). These positive factors were partially offset by higher operating and maintenance expenses in 2003 ($17.9 million). The year-to-year fluctuation in depreciation expense for both periods was due primarily to the change in the interim depreciation accounting method. These factors are discussed in more detail in the Results of Operations section beginning on the following page.

o Shipping segment operating income increased in the 2003 three-month period compared to the corresponding 2002 period due to higher revenue from increased average rates ($3.4 million) and the chartering of company-owned vessels ($.9 million). These improvements were partially offset by lower revenue resulting from lower volumes shipped ($2.4 million) and increased operating expenses ($.9 million). The six-month period improvement was due to higher revenues resulting from higher average rates ($4.3 million), higher volumes shipped ($3.1 million) and increased charter activity ($1.1 million). These improvements were partially offset by higher operating expenses ($6.0 million) in 2003.

o Operating income at Nicor's other energy ventures decreased in the second quarter of 2003 compared to the 2002 quarter by $2.0 million due to lower results from Nicor's energy-related products and services businesses ($1.3 million) and Nicor's wholesale natural gas marketing business, Nicor Enerchange ($1.0 million). Operating income for the year-to-date period increased by $.9 million due to decreased losses from Nicor's former energy system development activities ($.9 million) and higher operating results at Nicor Enerchange ($.3 million). Operating income from Nicor's energy-related products and services businesses was slightly lower in the 2003 year-to-date period compared with the corresponding 2002 period due primarily to up front marketing costs.


Nicor Inc.                                                             Page 20
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity investment income (loss). Quarterly equity investment income (loss) increased from a $(2.6) million loss in 2002 to a $6.7 million gain in 2003 and increased for the six-month period from a $(4.9) million loss in 2002 to an $8.0 million gain in 2003 due primarily to $5.6 million of cash received on the previously written off investment in Nicor Energy. The $5.6 million of Nicor Energy gains included in both 2003 periods compares with losses of $(3.4) million and $(6.3) million for the three- and six-month periods of 2002, respectively. Developments related to this investment are more fully described in the Notes to the Consolidated Financial Statements - Contingencies - Nicor Energy on page 13.

Interest expense. Interest expense for the three and six months ended June 30, 2003 essentially remained unchanged compared to the same prior year periods. The impact of higher average borrowing levels were offset by the positive effect of lower interest rates.

Income taxes. The company's effective income tax rate increased for the three-month period ended June 30, 2003 due to higher anticipated annual pretax income due primarily to the mercury-related recoveries. The higher anticipated income caused a somewhat higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income.

Cumulative effect of accounting change. The cumulative effect of an accounting change related to the application of accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage and transportation contracts, at Nicor Enerchange on January 1, 2003. Annual and interim results are subject to greater volatility under the new accounting method.

RESULTS OF OPERATIONS

The following discussion provides additional information about the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                           Three months        Six months
                               ended              ended
                              June 30            June 30
                          ----------------   ----------------
                           2003     2002      2003    2002
                          -------- -------   ------- --------

   Gas distribution       $ 379.5  $279.8   $1,476.2   $ 798.5
   Shipping                  67.1    65.2      133.6     125.0
   Other energy ventures     17.5    15.1       38.6      24.4
   Corporate and
    eliminations            (11.3)   (7.9)     (24.3)     (7.7)
                          -------- -------  ---------  --------
                          $ 452.8  $352.2   $1,624.1   $ 940.2
                          ======== =======  =========  ========

Gas distribution revenues increased significantly in the quarter and year-to-date periods of 2003 compared with a year ago due primarily to higher natural gas costs, which are passed directly through to customers without markup. Colder weather also contributed to increased revenues for the six-month period. The revenue effect of higher natural gas costs was approximately $120 million and $540 million for the three- and six-month periods, respectively, and the colder weather increased revenues by about $85 million for the 2003 year-to-date period. Industrial deliveries fell in both periods, despite colder weather in the year-to-date period, due largely to lower power-generation load.


Nicor Inc.                                                             Page 21
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $1.9 million revenue increase in the second quarter for the shipping segment was the result of higher average rates ($3.4 million) and increased charter revenue ($.9 million) partially offset by a slight decrease in volumes shipped ($2.4 million) in 2003. The $8.6 million increase for the six-month period related primarily to increased average rates ($4.3 million), increased volumes ($3.1 million) stemming from an acquisition that occurred in April 2002, and increased charter activity ($1.1 million).

The increase in second quarter and year-to-date revenues for other energy ventures is due primarily to a new utility-bill management product introduced in early 2002 at Nicor's energy-related products and services businesses. For the quarter, the increased revenues from the new product ($9.5 million) were partially offset by decreased revenue from Nicor's former energy system development activities ($3.9 million) and former technology business ($1.4 million). For the year-to-date period, increased revenues from the new product ($21.4 million) were partially offset by decreased revenue from Nicor's former energy system development activities ($5.9 million) and former technology business ($2.6 million). Corporate and eliminations reflects primarily the elimination of gas distribution revenues against other energy venture expenses for customers purchasing the new utility-bill management product.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

                            Three months ended      Six months ended
                                June 30                  June 30
                            ----------------        -----------------
                             2003     2002           2003     2002
                            ------- --------       -------- --------
Gas distribution revenues   $ 379.5 $ 279.8      $ 1,476.2  $ 798.5
Cost of gas                  (241.0) (146.9)      (1,103.9)  (461.9)
Revenue tax expense           (23.9)  (19.7)         (85.4)   (55.2)
                            ------- --------      --------- --------
Gas distribution margin     $ 114.6 $ 113.2      $   286.9  $ 281.4
                            ======= ========     ========== ========

For the quarter, gas distribution margin increased slightly due primarily to increased customer finance charges ($3.0 million), related to larger customer bills in 2003, and the absence of unfavorable weather hedge results and PBR plan losses that occurred in the second quarter of 2002 ($2.9 million and $2.2 million, respectively). These positive factors were partially offset by lower customer demand unrelated to weather ($2.4 million), reduced deliveries for power generation ($1.0 million) and a smaller contribution from nontraditional gas supply-related services ($3.2 million), such as the Chicago Hub, in 2003.

For the six-month period, gas distribution margin was positively impacted by increased customer deliveries due to colder weather than the prior year ($10.1 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($4.1 million). Increased customer finance charges ($4.8 million) related to larger 2003 customer bills also contributed to the increase. These improvements were partially offset by a smaller contribution from nontraditional gas supply-related services ($4.0 million) and lower deliveries for power generation ($1.0 million).


Nicor Inc.                                                             Page 22
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $8.9 million and $17.9 million in the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods of 2002. The quarterly increase was due to a number of factors including lower pension credits ($2.4 million), higher health care and insurance costs ($1.8 million), increased legal and accounting costs primarily related to the PBR plan review ($1.3 million), and increased natural gas costs to operate company equipment and facilities ($.9 million). These increased costs were partially offset by lower bad debt expense ($2.2 million) in the 2003 quarter compared with the 2002 quarter, which included a charge to increase the receivables allowance.

The $17.9 million increase in the six-month period was due primarily to lower pension credits ($4.8 million), higher health care and insurance costs ($3.5 million), increased natural gas costs to operate company equipment and facilities ($2.3 million), and increased costs related to the review of the company's performance-based rate (PBR) plan ($1.3 million).

Gas distribution operating and maintenance expense included $.3 million and $.6 million of pension expense in the 2003 three- and six-month periods, respectively, compared with $2.1 million and $4.2 million of pension credits in the same 2002 periods. The higher company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002.

Gas distribution depreciation. Both the quarter and year-to-date results for the gas distribution segment were significantly affected by the change to a straight-line interim depreciation allocation method. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter. If a straight-line allocation method had been used in 2002, depreciation in both 2003 periods would have increased slightly compared to the 2002 periods as a result of property additions.

Mercury-related costs (recoveries). In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors.

Gas distribution property sale (gains) losses. Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings.

Shipping operating expenses. Shipping segment operating expenses increased by $.9 million in the second quarter of 2003 compared to 2002 due primarily to increases in fuel costs ($.4 million) and operating, general and administrative expenses ($.4 million). For the 2003 six-month period, shipping operating expenses increased $6.0 million to $123.0 million due primarily to increased volume-related costs, such as increased transportation and voyage expenses ($2.4 million), fuel ($1.9 million) and higher wage and benefit costs ($1.3 million). Increased fuel costs for both periods also reflect the impact of higher fuel prices in 2003.


Nicor Inc.                                                             Page 23
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

All other operating expenses. A $1.3 million quarter-to-quarter increase in all other operating expenses was due primarily to higher operating expenses at Nicor's energy-related products and services businesses ($9.5 million) due primarily to an increased number of customers. These expenses are largely eliminated in Nicor's consolidated financial statements. On a consolidated basis, remaining cost increases at Nicor's energy-related products and services businesses ($4.0 million) and an increase in corporate operating expenses ($2.5 million) were more than enough to offset decreased operating expenses related to Nicor's former energy system development activities ($4.2 million) and former technology business ($1.2 million).

A $1.7 million decrease in the 2003 year-to-date operating expenses compared to 2002 was primarily due to lower operating expenses from the company's former energy system and design activities ($6.7 million) and former technology business ($2.3 million). Operating expenses at Nicor's energy-related products and services businesses increased $21.6 million due to a new product and additional customers. However, these increased expenses are largely eliminated in Nicor's consolidated financial statements. On a consolidated basis, operating expenses at Nicor's energy-related products and services businesses increased $3.1 million in 2003 and Nicor's corporate operating expenses also increased $3.6 million in the 2003 six-month period.

The increase in corporate operating expenses in both periods related primarily to increased legal costs.

Nicor Inc.                                                         Page 24
----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                   Three months ended     Six months ended
                                         June 30               June 30
                                   ------------------    -------------------
                                     2003      2002         2003      2002
                                   --------  --------    ---------  --------
Operating revenues (millions):
   Sales
    Residential                     $ 250.5   $ 179.2    $ 1,016.3   $ 519.3
    Commercial                         53.0      35.4        224.9      99.8
    Industrial                          6.6       6.9         33.4      17.6
                                   --------  --------    ---------  --------
                                      310.1     221.5      1,274.6     636.7
                                   --------  --------    ---------  --------
   Transportation
    Residential                         4.7       2.9         11.8       6.0
    Commercial                         14.6      16.0         40.6      41.7
    Industrial                         10.0      11.1         21.3      22.1
    Other                               4.1       2.0          9.1       4.5
                                   --------  --------    ---------  --------
                                       33.4      32.0         82.8      74.3
                                   --------  --------    ---------  --------

   Other revenues
    Revenue taxes                      24.6      20.4         86.9      56.8
    Environmental cost recovery         4.0       3.4         19.7      15.4
    Performance-based rate plan           -      (2.2)           -         -
    Chicago Hub                         1.1       3.3          3.5       6.5
    Weather insurance                     -      (2.9)        (3.5)       .6
    Other                               6.3       4.3         12.2       8.2
                                   --------  --------    ---------  --------
                                       36.0      26.3        118.8      87.5
                                   --------  --------    ---------  --------
                                    $ 379.5   $ 279.8    $ 1,476.2   $ 798.5
                                   ========  ========    =========  ========

Deliveries (Bcf):
   Sales
    Residential                        28.4      31.2        136.0     125.9
    Commercial                          6.3       6.5         29.7      23.7
    Industrial                           .8       1.3          4.5       4.5
                                   --------  --------    ---------  --------
                                       35.5      39.0        170.2     154.1
                                   --------  --------    ---------  --------
   Transportation
    Residential                         2.1       1.3         10.3       4.5
    Commercial                         13.4      14.6         53.1      54.3
    Industrial                         25.5      36.2         62.0      73.9
                                   --------  --------    ---------  --------
                                       41.0      52.1        125.4     132.7
                                   --------  --------    ---------  --------
                                       76.5      91.1        295.6     286.8
                                   ========  ========    =========  ========

Customers at end of period (thousands):
   Sales
    Residential                     1,740.7   1,733.7
    Commercial                        111.5     106.6
    Industrial                          7.1       6.9
                                   --------  --------
                                    1,859.3   1,847.2
                                   --------  --------
   Transportation
    Residential                       127.5     103.7
    Commercial                         59.2      62.4
    Industrial                          6.4       6.8
                                   --------  --------
                                      193.1     172.9
                                   --------  --------
                                    2,052.4   2,020.1
                                   ========  ========

Other statistics:
   Degree days                          743       774        3,997     3,497
   Percent colder (warmer)
     than normal                        10%       15%           6%      (7)%
   Average gas cost per Mcf sold     $ 6.64    $ 3.69       $ 6.42    $ 2.96

Nicor Inc.                                                             Page 25
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SHIPPING STATISTICS

                           Three months ended   Six months ended
                                June 30             June 30
                            ----------------   -----------------
                             2003    2002       2003     2002
                            ------- --------   -------- --------
TEUs shipped (thousands)       42.2    43.7       84.9     82.8
Revenue per TEU             $ 1,570 $ 1,489     $1,559  $ 1,509
Ports served                     24      26
Vessels operated                 16      19

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $127.3 million to $137.3 million in the 2003 six-month period from $264.6 million in the year-earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At June 30, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings up to $334 million, and the company had $285 million of commercial paper borrowings outstanding.

In July 2003, the amount Nicor and Nicor Gas could borrow under their short-term line of credit agreements increased by $150 million bringing the amount allowed for borrowings under the terms of these agreements up to $484 million at July 31, 2003.

In April 2003, Nicor Gas issued $50 million of 1.6 percent unsecured notes due in October 2003 to refund the redemption of $50 million of unsecured notes at 3 percent due in April 2003.

Nicor expects natural gas prices to remain high throughout the next few quarters. This is expected to require a substantial increase in the amount of short-term financing needed to procure natural gas, particularly to fill storage fields. Nicor's current short-term lines of credit expire in September 2003. To meet its projected borrowing needs, Nicor is working to establish new short-term lines of credit to serve as backup for commercial paper and pursuing other financing facilities. Nicor believes that it will have adequate access to short-term financing to meet this need.

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


Nicor Inc.                                                             Page 26
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 30, 2003, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable August 1, 2003. On July 17, 2003, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable November 1, 2003.

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor made several changes to its accounting policies in the first quarter of 2003, including a change to the method of allocating annual depreciation to interim periods. This creates a significant favorable impact on first- and fourth- quarter results and an adverse impact on second- and third- quarter results. As a result, depreciation is expected to be about $19 million higher and $5 million lower in the third and fourth quarters of 2003, respectively, than for the same quarters of 2002. For further information about Nicor's accounting changes, see the Notes to the Consolidated Financial Statements - Cumulative Effect of Change in Accounting and - Other Accounting Changes beginning on page 6, which explain all material changes to the company's critical accounting policies since December 31, 2002.

Contingencies. The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.


Nicor Inc.                                                             Page 27
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in restated financial statements previously filed with the SEC, and substantial progress has been made in the ongoing study of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2003.

Nicor Energy. Significant developments have occurred relating to Nicor's 50-percent interest in Nicor Energy. Accounting irregularities at Nicor Energy were identified in 2002. Information about these developments is presented within the Notes to the Consolidated Financial Statements - Contingencies - Nicor Energy on page 13.


Nicor Inc.                                                             Page 28
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the Securities and Exchange Commission (SEC) informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding the PBR plan and Nicor Energy. On January 28, 2003, Nicor Energy was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor Energy, alleging that it violated Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters.

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements - Contingencies - Securities Class Actions beginning on page 13.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Contingencies - Shareholder Derivative Lawsuits on page 14.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Contingencies - Mercury beginning on page 15.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Contingencies - Manufactured Gas Plant Sites beginning on page 16.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 12.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K, except as noted below.

Energy trading activities. At June 30, 2003, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held financial derivative contracts with the following fair values (in millions):

                                                   Maturity
                                          ---------------------------
                                 Total    Less than  1 to 3   3 to 5
Source of Fair Value           Fair Value   1 Year    Years    Years
----------------------         ---------- ---------  ------- --------

Prices actively quoted         $   (.1)     $   .8   $   (.9) $    -
Prices based on pricing models     1.7         1.7         -       -
                               ---------  ---------  ------- --------
                               $   1.6      $  2.5   $   (.9) $    -
                               =========  =========  ======= ========


Nicor Inc.                                                             Page 29
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor, in some instances, uses and is entering into additional master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron's bankruptcy filing, the net amount due to Enron from Nicor Gas was $2.8 million, and the net amount due to Enron from Nicor Enerchange was $.9 million. In February of 2003 Enron and Nicor Enerchange entered into a settlement and mutual release whereby Nicor Enerchange agreed to pay to Enron an amount of $.9 million in full settlement and release of all amounts due Enron. This settlement agreement was approved on February 11, 2003 by the U.S. Bankruptcy Court and the settlement payment by Nicor Enerchange has been made. In May of 2003 Enron and Nicor Gas entered into a settlement and mutual release whereby Nicor Gas agreed to pay Enron an amount of $2.8 million in full settlement and release of all amounts due Enron. This settlement agreement was approved on May 30, 2003 by the U.S Bankruptcy Court and the settlement payment by Nicor Gas has been made.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; health care costs; insurance costs; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions, results, or adjustments; additional adjustments related to Nicor's retail energy marketing joint venture; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles; performance of major suppliers and contractors, and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management's Discussion and Analysis - Market Risk beginning on page 28 which is incorporated herein by reference.


Nicor Inc.                                                             Page 30
------------------------------------------------------------------------------
Item 4.  Controls and Procedures

Attached as exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the company's CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

In light of the foregoing, and reflecting the consultant's work related to gas supply activities, management concluded that the following steps related to gas supply activities should be undertaken:

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


Nicor Inc.                                                             Page 31
------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)

o For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.
o Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP ("D&T"), who were asked in October 2002 to audit the company's 1999, 2000 and 2001 restated financial statements in addition to its audit of the company's 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on Nicor's and Nicor Gas' restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the "D&T Letter"), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas' internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas' internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas' regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor's and Nicor Gas' financial statements. D&T made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

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

The company carried out an evaluation under the supervision and with the participation of the company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation").

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, including the Additional Procedures, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange


Nicor Inc.                                                             Page 32
------------------------------------------------------------------------------
Item 4.  Controls and Procedures (concluded)

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's management assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted, many of which are now in place.
o Additional gas supply purchasing testing is being regularly performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.
o Substantial effort has been put forth on documentation and implementation of appropriate processes, procedures and controls.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.
o Changes in contract administration processes are underway to implement a more effective method of contract administration, including documentation of related policies and procedures.

The company will continue to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures and will take further actions as dictated by such continuing reviews. These actions will include additional procedures to supplement its internal controls. The steps taken and to be taken to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter constitute significant changes in internal controls over financial reporting in the period covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Contingencies beginning on page 12 and Management's Discussion and Analysis - Contingencies beginning on page 26, which are incorporated herein by reference.


Nicor Inc.                                                             Page 33
------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 30, 2003, for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors' solicitation. Voting results reported below are for shares eligible to vote as of the record date, March 3, 2003. There were no "broker nonvotes."

Nominees for directors, as listed in the proxy statement, were elected as indicated below:

                                          Shares        Shares
                                          Voted          Voted
                Nominee                    FOR          WITHHELD
         ----------------------         -----------    ----------
         Robert M. Beavers, Jr.         36,705,783     1,041,369
         Bruce P. Bickner               36,692,897     1,054,255
         John H. Birdsall, III          30,074,277     7,672,875
         Thomas A. Donahoe              36,576,825     1,170,327
         Thomas L. Fisher               36,090,702     1,656,450
         John E. Jones                  36,684,028     1,063,124
         Dennis J. Keller               36,718,030     1,029,122
         William A. Osborn              36,734,742     1,012,410
         John Rau                       36,725,489     1,021,663
         John F. Riordan                36,696,461     1,050,691
         Patricia A. Wier               36,676,916     1,070,236

Item 6. Exhibits and Reports on Form 8-K

(a)     See Exhibit Index beginning on page 35 filed herewith.

(b) On April 3, 2003, Nicor filed a Form 8-K, under Item 9, regarding an analyst presentation dated April 3, 2003.

        On April 30, 2003, Nicor filed a Form 8-K, under Items 7 and 9, regarding remarks of Thomas L. Fisher, Chairman and Chief Executive Officer, to be made at the Annual Meeting of Stockholders on April 30, 2003.

        On May 2, 2003, Nicor filed a Form 8-K, under Items 7 and 9, regarding a press release dated May 1, 2003 announcing earnings for the quarter ended March 31, 2003.

        On May 2, 2003, Nicor filed a Form 8-K, under Items 7 and 9, regarding a press release dated May 1, 2003 announcing the Illinois Commerce Commission Administrative Law Judges' ruling denying a motion for sanctions.

        On June 2, 2003, Nicor filed a Form 8-K, under Item 9, regarding analyst presentations of June 2 and June 3, 2003.

Nicor Inc.                                                             Page 34
------------------------------------------------------------------------------
Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Nicor Inc.



Date   August 4, 2003                          /s/ KATHLEEN L. HALLORAN
      ------------------                       ------------------------
                                               Kathleen L. Halloran
                                               Executive Vice President
                                               Finance and Administration

Nicor Inc.                                                             Page 35
------------------------------------------------------------------------------
Exhibit Index
-------------
  Exhibit
  Number                Description of Document
---------  -------------------------------------------------------------------
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

    31.1   Rule 13a-14(a)/15d-14(a) Certification.

    31.2   Rule 13a-14(a)/15d-14(a) Certification.

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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