Form 10-Q
period 2003-09-30
NICOR INC
filed 2003-11-04
CIK 72020

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2003

                               or


      [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934





                                                           I.R.S. Employer
 Commission      Registrant, State of Incorporation,       Identification
 File Number      Address and Telephone Number               Number
--------------  ------------------------------------       --------------

   1-7297         Nicor Inc.                                 36-2855175
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

Shares of common stock, par value $2.50, outstanding at October 28, 2003, were 44,034,086.


==============================================================================

Nicor Inc.                                                            Page i
----------------------------------------------------------------------------
Table of Contents
-----------------
Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ....................... 1

           Condensed Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2003 and 2002 .......................... 2

           Condensed Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2003 and 2002 .......................... 3

           Condensed Consolidated Balance Sheets:
             September 30, 2003 and 2002, and
             December 31, 2002 .................................... 4

           Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................19

   Item 3. Quantitative and Qualitative Disclosures
             about Market Risk.....................................31

   Item 4. Controls and Procedures ................................31


Part II - Other Information

   Item 1. Legal Proceedings ......................................34

   Item 6. Exhibits and Reports on Form 8-K .......................34

           Signature ..............................................35

           Exhibit Index ..........................................36
Glossary
--------
Degree day......The extent to which the daily average temperature falls below
                65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC.............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and
                electricity.
Mcf, MMcf, Bcf..Thousand cubic feet, million cubic feet, billion cubic feet.
PBR.............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas
                cost performance.
TEU.............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the change in accounting policy as described in the Notes to the Consolidated Financial Statements - Note 2 Cumulative Effect of Change in Accounting) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------

Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Nine months ended
                                            September 30         September 30
                                          -----------------  ------------------
                                             2003    2002      2003      2002
                                          -------- --------  --------  --------

Operating revenues
   Gas distribution (includes revenue
    taxes of $11.4, $9.1, $98.3 and
    $66.0, respectively)                  $  223.4 $  172.7  $1,699.6  $  971.2
   Shipping                                   63.8     66.6     197.4     191.6
   Other                                       7.6     13.1      21.9      29.8
                                          -------- --------  --------  --------
                                             294.8    252.4   1,918.9   1,192.6
Operating expenses
   Gas distribution
    Cost of gas                              117.6     65.4   1,221.5     527.3
    Operating and maintenance                 51.4     48.2     164.5     143.4
    Depreciation                              35.6     17.0     107.6      96.2
    Taxes, other than income taxes            14.4     13.4     108.4      77.1
    Mercury-related costs (recoveries)           -    (19.7)    (17.8)    (19.5)
    Property sale (gains) losses                 -        -       (.4)     (3.4)
   Shipping                                   60.8     62.2     183.8     179.2
   All other                                  10.8     12.3      26.9      30.0
                                          -------- --------  --------  --------
                                             290.6    198.8   1,794.5   1,030.3
                                          -------- --------  --------  --------
Operating income                               4.2     53.6     124.4     162.3
Equity investment income (loss), net           4.8     (2.6)     12.9      (7.5)
Other income (expense), net                     .4       .7       1.5       2.5
Interest expense, net of amounts
  capitalized                                  8.8      9.7      27.8      28.4
                                          -------- --------  --------  --------
Income before income taxes and cumulative
  effect of accounting change                   .6     42.0     111.0     128.9
Income taxes                                    .1     12.2      36.3      40.1
                                          -------- --------  --------  --------

Income before cumulative effect of
  accounting change                             .5     29.8      74.7      88.8
Cumulative effect of accounting change,
  net of 3.0 income tax benefit                  -        -      (4.5)        -
                                          -------- --------  --------  --------
Net income                                      .5     29.8      70.2      88.8
Dividends on preferred stock                     -       .1         -        .3
                                          -------- --------  --------  --------

Earnings applicable to common stock       $     .5 $   29.7  $   70.2  $   88.5
                                          ======== ========  ========  ========
Average shares of common stock outstanding
   Basic                                      44.0     44.0      44.0      44.2
   Diluted                                    44.2     44.1      44.2      44.4

Earnings per average share of common stock
   Basic
    Before cumulative effect of
     accounting change                    $    .01 $    .68  $   1.69  $   2.01
    Cumulative effect of accounting
     change, net of tax                          -        -      (.10)        -
                                          -------- --------  --------  --------
    Basic earnings per share              $    .01 $    .68  $   1.59  $   2.01
                                          ======== ========  ========  ========

   Diluted
    Before cumulative effect of
     accounting change                    $    .01 $    .67  $   1.69  $   2.00
    Cumulative effect of accounting
     change, net of tax                          -        -      (.10)        -
                                          -------- --------  --------  --------
    Diluted earnings per share            $    .01 $    .67  $   1.59  $   2.00
                                          ======== ========  ========  ========

Dividends declared per share of
 common stock                             $   .465 $    .46  $  1.395  $   1.38


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                           Page 3
---------------------------------------------------------------------------

Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                             Nine months ended
                                                                September 30
                                                            -------------------
                                                              2003       2002
                                                            --------  ---------
Operating activities
   Net income                                               $   70.2  $    88.8
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                             121.0      109.2
      Deferred income tax expense                              129.8       33.6
      Cumulative effect of accounting change                     4.5          -
      Gain on sale of property, plant and equipment             (1.7)      (4.6)
      Changes in assets and liabilities:
        Receivables, less allowances                           215.9      153.6
        Gas in storage                                        (307.8)     (61.6)
        Deferred/accrued gas costs                             (48.7)     (99.9)
        Prepaid pension costs                                      -       (9.6)
        Other assets                                          (103.0)     (12.9)
        Accounts payable                                      (163.2)      45.4
        Accrued mercury-related costs (recoveries)              (1.2)      (4.8)
        Other liabilities                                      (32.5)      11.0
      Other                                                    (16.1)      18.2
                                                            --------  ---------
   Net cash flow (used for) provided from operating
     activities                                               (132.8)     266.4
                                                            --------  ---------
Investing activities
   Capital expenditures                                       (133.9)    (137.7)
   Net (increase) decrease in short-term investments            (4.6)      12.1
   Purchase of equity investments                               (7.8)     (10.0)
   Repayments from joint ventures                                8.9       87.4
   Loans to joint ventures                                         -      (64.4)
   Investment in joint venture                                     -      (16.5)
   Business acquisitions                                         (.5)     (10.2)
   Net proceeds from sale of property, plant and
    equipment                                                    2.7        7.9
   Other                                                         1.2        1.1
                                                            --------  ---------
   Net cash flow used for investing activities                (134.0)    (130.3)
                                                            --------  ---------
Financing activities
   Net proceeds from issuing long-term debt                        -       49.9
   Disbursements to retire long-term debt                     (100.1)         -
   Short-term borrowings (repayments), net                     375.0      (87.0)
   Dividends paid                                              (61.3)     (60.4)
   Disbursements to reacquire stock                             (2.2)     (26.5)
   Other                                                         1.1        2.1
                                                            --------  ---------
   Net cash flow provided from (used for) financing
    activities                                                 212.5     (121.9)
                                                            --------  ---------

Net (decrease) increase in cash and cash equivalents           (54.3)      14.2

Cash and cash equivalents, beginning of period                  75.2       14.0
                                                            --------  ---------

Cash and cash equivalents, end of period                    $   20.9  $    28.2
                                                            ========  =========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Condensed Consolidated Balance Sheets (Unaudited)
(millions)


                                          September 30  December 31 September 30
                                              2003        2002          2002
                                          -----------  -----------  -----------
            Assets
           -------
Current assets
   Cash and cash equivalents             $     20.9    $    75.2    $    28.2
   Short-term investments, at cost which
     approximates market                       30.3         25.7         22.1
   Receivables, less allowances of $23.0,
     $16.9 and $13.2, respectively            249.7        467.4        197.4
   Gas in storage                             348.2         52.3        105.0
   Deferred income taxes                       47.8         34.9         42.0
   Other                                      172.9         52.2         36.4
                                         -----------  -----------  -----------
                                              869.8        707.7        431.1
                                         -----------  -----------  -----------
Property, plant and equipment, at cost
   Gas distribution                         3,662.3      3,558.1      3,525.5
   Shipping                                   304.5        309.1        309.5
   Other                                        7.8          5.6          4.4
                                         -----------  -----------  -----------
                                            3,974.6      3,872.8      3,839.4
   Less accumulated depreciation            2,165.0      2,076.0      2,049.8
                                         -----------  -----------  -----------
                                            1,809.6      1,796.8      1,789.6
                                         -----------  -----------  -----------
Prepaid pension costs                         177.1        177.1        173.9
Other assets                                  214.1        217.8        162.1
                                         -----------  -----------  -----------
                                          $ 3,070.6    $ 2,899.4    $ 2,556.7
                                         ===========  ===========  ===========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due
     within one year                     $        -    $   100.0    $   100.0
   Short-term borrowings                      690.0        315.0        190.0
   Accounts payable                           386.8        556.3        500.5
   Accrued gas costs                           18.6         67.3          8.3
   Accrued mercury-related costs                4.5          5.0          3.6
   Accrued dividends payable                   20.5         20.3         20.3
   Other                                       29.4         34.7         29.6
                                         -----------   ----------   ----------
                                            1,149.8      1,098.6        852.3
                                         -----------   ----------   ----------
Deferred credits and other liabilities
   Deferred income taxes                      529.9        386.1        357.1
   Regulatory income tax liability             60.7         62.2         63.5
   Unamortized investment tax credits          36.0         37.5         37.5
   Accrued mercury-related costs               17.7         18.4         28.6
   Other                                      141.9        167.7        107.1
                                         -----------   ----------   ----------
                                              786.2        671.9        593.8
                                         -----------   ----------   ----------
Capitalization
  Long-term debt
    Long-term bonds and notes                 396.7        396.2        396.0
    Mandatorily redeemable preferred
      stock                                     1.7            -            -
                                         -----------   ----------   ----------
                                              398.4        396.2        396.0
                                         -----------   ----------   ----------

  Mandatorily redeemable preferred
    stock                                         -          4.3          6.0

  Common equity
    Common stock                              110.1        110.0        110.0
    Paid-in capital                             2.4          1.2          3.0
    Retained earnings                         632.5        623.8        601.8
    Unearned compensation                       (.2)         (.3)         (.3)
    Accumulated other comprehensive loss       (8.6)        (6.3)        (5.9)
                                         -----------   ----------   ----------
                                              736.2        728.4        708.6
                                         -----------   ----------   ----------
                                            1,134.6      1,128.9      1,110.6
                                         -----------   ----------   ----------
                                         $  3,070.6    $ 2,899.4    $ 2,556.7
                                         ===========   ==========   ==========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                            Page 5
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the consolidated financial statement notes included in the Nicor Inc. (Nicor) 2002 Annual Report on Form 10-K.

1. ACCOUNTING POLICIES

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

                                   September 30    December 31   September 30
                                      2003            2002           2002
                                   ------------   ------------   ------------
  Deferred (accrued) gas costs      $   (18.6)      $   (67.3)     $    (8.3)
  Regulatory income tax liability       (60.7)          (62.2)         (63.5)
  Unamortized loss on reacquired
    debt                                 18.3            19.0           19.3
  Deferred (accrued) environmental
    costs                                39.0            54.7           (7.5)
                                   ------------   ------------   ------------
                                    $   (22.0)      $   (55.8)     $   (60.0)
                                   ============   ============   ============

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas accrues anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at September 30, 2003, December 31, 2002, and September 30, 2002 was approximately $660 million, $625 million, and $615 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three months and nine months ended September 30, 2003 were $10.7 million and $96.0 million, respectively, and $8.7 million and $63.9 million, respectively, for the same periods ended September 30, 2002.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The annual gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of vessels range from 20 to 25 years.

Derivatives. The company generally classifies cash flows from derivatives in the same category as cash flows from any related hedged item.

Nicor Inc.                                                            Page 6
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

                                 Three months ended   Nine months ended
                                    September 30         September 30
                                 -----------------  ------------------
                                  2003      2002      2003      2002
                                 -------  -------   -------   --------
Net income
   As reported                   $   .5   $  29.8   $  70.2   $   88.8
   Less:  Total stock-based
          employee compensation
          expense determined
          under the fair value
          method for all awards,
          net of tax                 .2        .1        .5         .4
                                 -------  -------   -------   --------
   Pro forma                     $   .3   $  29.7   $  69.7   $   88.4
                                 =======  =======   =======   ========

Earnings per share
   Basic - As reported          $   .01   $   .68   $  1.59   $   2.01
   Basic - Pro forma                .01       .67      1.58       2.00
   Diluted - As reported            .01       .67      1.59       2.00
   Diluted - Pro forma              .01       .67      1.58       1.99

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor's wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage contracts. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits. Pro forma results for the three months and nine months ended September 30, 2002 had the new method been applied could not be reasonably determined and are therefore not presented.

Annual and interim results will be more volatile under the new accounting method. Also, the industry is working to resolve certain technical accounting application questions that remain, which could lead to further changes.

Nicor Inc.                                                            Page 7
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

3. OTHER ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor's 2002 results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the three months and nine months ended September 30, 2002 to pro forma results had gas distribution depreciation been allocated on a straight-line basis (in millions, except per share data):

                                 Three months ended    Nine months ended
                                 September 30, 2002   September 30, 2002
                                 ------------------- --------------------
                                    As                  As
                                 Reported  Pro Forma  Reported  Pro Forma
                                 ------------------- --------------------
  Gas distribution depreciation
    expense                      $  17.0   $   34.4   $   96.2  $  103.2
  Operating income                  53.6       36.2      162.3     155.3
  Income before income taxes        42.0       24.6      128.9     121.9
  Net income                        29.8       19.3       88.8      84.5
  Earnings per average share of
  common stock:
     Basic                       $   .68   $    .44   $   2.01  $   1.91
     Diluted                         .67        .44       2.00      1.90

Accounting for guarantees. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands the disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that at the time a company issues a guarantee it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee, and it must disclose that information in its financial statements. Nicor applied the recognition provisions on a prospective basis, beginning January 1, 2003 and it did not have a significant impact on the company's financial position or results of operations.

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

Nicor Inc.                                                            Page 8
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through September 30, 2003, the company had accrued and recovered about $660 million associated with the future removal of these long-lived assets.

No cumulative effect gain or loss was required as a result of adopting this standard due to the economic effect of Nicor Gas' cost-of-service utility rate regulation. The application of this standard did not have a material effect on the company's financial position or results of operations.

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and addresses financial accounting and reporting for derivative instruments under FAS 133. The Statement is generally effective prospectively for contracts entered into or modified after June 30, 2003. The only impact of adoption on July 1, 2003, is that certain natural gas commodity contracts at Nicor Gas no longer qualify for the normal purchases and sales exception and must be recorded at fair value, with an offsetting regulatory asset or liability. The application of this standard has not had a material impact on the company's financial position or results of operations.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of FAS 150 were effective for Nicor beginning July 1, 2003. Upon adoption, Nicor reclassified approximately $2 million of redeemable preferred stock to a liability, and related dividends are being prospectively classified as interest expense. If Nicor called the mandatorily redeemable preferred shares for redemption at September 30, 2003, Nicor would have to pay approximately $2 million. The application of this standard did not have a material impact on the company's financial position or results of operations.

4. NEW ACCOUNTING PRONOUNCEMENT

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to variable interest entities created or interests obtained after January 31, 2003, and it originally applied beginning July 1, 2003 to variable interests acquired before February 1, 2003. However, a recent FASB Staff Position defers the effective date of this Interpretation for Nicor to December 31, 2003.

The company does not currently believe it is reasonably possible that FIN 46 will require the consolidation of any significant entity. In the unlikely event that consolidation of a significant entity is ultimately required, Nicor does not anticipate that consolidation will have a material impact on its common equity or net income; however, additional revenues, expenses, assets and liabilities would be recorded on the company's income statement and balance sheet.

Nicor Inc.                                                            Page 9
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

5. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $55.1 million, $142.9 million and $38.6 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6. SHORT-TERM AND LONG-TERM DEBT

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003. In June 2003, Nicor Gas retired $50 million of 5.75% First Mortgage Bonds due in 2003.

The company maintains short-term line of credit agreements with major domestic and foreign banks. At September 30, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaling $2.9 million will be amortized over the respective term of the agreements as an adjustment to interest expense. The company had $640 million of commercial paper borrowings outstanding at September 30, 2003.

Under the company's 2003/2004 short-term line of credit agreements, (1) if Nicor's ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at the end of the fourth fiscal quarter, and/or (2) if Nicor's twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing 66 2/3% of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with this covenant at September 30, 2003. The company expects that commercial paper funding will continue to be available in the foreseeable future.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor's First Mortgage Bonds outstanding at September 30, 2003 was $400 million and at December 31, 2002 and September 30, 2002, the principal balance outstanding was $450 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was $437 million, $482 million and $486 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

8. INCOME TAXES

The company's effective income tax rate increased for the year-to-date period ended September 30, 2003, compared to the nine months ended September 30, 2002, due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002.

Nicor Inc.                                                           Page 10
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

9. BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                           Three months ended    Nine months ended
                              September 30         September 30
                           ------------------    ------------------
                             2003      2002        2003      2002
                           --------  --------    --------  --------
Operating revenues
   Gas distribution        $  223.4  $  172.7    $1,699.6  $  971.2
   Shipping                    63.8      66.6       197.4     191.6
   Other energy ventures       15.1      13.1        53.7      37.5
   Corporate and
    eliminations               (7.5)        -       (31.8)     (7.7)
                           --------  --------    --------  --------
                           $  294.8  $  252.4    $1,918.9  $1,192.6
                           ========  ========    ========  ========
Operating income (loss)
   Gas distribution        $    4.4  $   48.4    $  115.8  $  150.1
   Shipping                     3.0       4.4        13.6      12.4
   Other energy ventures        (.7)      2.8         2.3       4.9
   Corporate and
    eliminations               (2.5)     (2.0)       (7.3)     (5.1)
                           --------  --------    --------  --------
                           $    4.2  $   53.6    $  124.4  $  162.3
                           ========  ========    ========  ========

Gas distribution operating revenues include customer charges paid, on behalf of the customer, by a Nicor subsidiary offering a utility-bill management product. These gas distribution revenues have been eliminated in the consolidated financial statements.

10. EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) includes the following (in millions):

                             Three months ended    Nine months ended
                              September 30           September 30
                           ------------------    ------------------
                             2003      2002        2003      2002
                           --------  --------    --------  --------
   Triton Container
    Investments (Triton)    $   1.5   $   1.1     $   4.1   $   3.0
   Nicor Energy                 3.3      (3.1)        8.9      (9.4)
   All other                      -       (.6)        (.1)     (1.1)
                            --------  --------    --------  --------
                            $   4.8   $  (2.6)    $  12.9   $  (7.5)
                            ========  ========    ========  ========

Nicor Inc.                                                           Page 11
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                             Three months ended    Nine months ended
                               September 30          September 30
                           ------------------    -------------------
                             2003      2002        2003       2002
                           --------  --------    --------  ---------
     Interest income       $     .4  $     .4    $    1.5  $     1.9
     Other income                .1        .5          .7        1.1
     Other expense              (.1)      (.2)        (.7)       (.5)
                           --------  --------    --------  ---------
                           $     .4  $     .7    $    1.5  $     2.5
                           ========  ========    ========  =========

12. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                Three months ended      Nine months ended
                                  September 30            September 30
                                ------------------      ------------------
                                  2003      2002         2003       2002
                                --------  --------     --------  ---------
Net income                      $     .5  $   29.8     $   70.2   $   88.8
Other comprehensive income
 (loss), net of tax                 (2.6)     (4.1)        (2.3)      (5.6)
                                --------  --------     --------   --------
                                $   (2.1) $   25.7     $   67.9   $   83.2
                                ========  ========     ========   ========

Other comprehensive income (loss) for Nicor consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures and other equity method investees.

Most of the $8.6 million net loss in accumulated other comprehensive loss at September 30, 2003, represents a net realized loss on financial derivatives designated as hedges of interest payments on an anticipated fourth quarter 30-year bond issuance. This loss will be amortized to interest expense over the life of the bonds.

Nicor Inc.                                                           Page 12
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

13. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued financial guarantees extending through 2007 on behalf of its wholly owned subsidiaries and other affiliates, guaranteeing payment by these affiliates under the terms of various contracts and regulations. These contracts and regulations relate primarily to physical and financial transactions in energy commodities and related services, and operating lease obligations. As of September 30, 2003, the maximum potential payment under these guarantees was approximately $170 million. Except for $3.1 million of guarantees on behalf of Nicor Energy, and $1.3 million of lease guarantees, any related obligations underlying these guarantees are already included in Nicor's consolidated balance sheet. Refer to the Nicor Energy section in Note 15 - Contingencies for recent developments related to Nicor's guarantees on behalf of Nicor Energy.

Tropic Equipment Leasing Inc. (TEL), a wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $5 million at September 30, 2003. Nicor believes the likelihood of any such payment by TEL is remote.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment and natural gas lines within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and repair costs are charged to expense as incurred. Repair expenses of $.4 million and $1.2 million were incurred in the three-month and nine-month periods ended September 30, 2003, respectively, and $.5 million and $1.4 million for the corresponding prior-year periods. Prior to 2002, Nicor Services was not the guarantor on these contracts.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws. Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. It is not possible to estimate the maximum potential payment under these indemnifications.

14. RELATED PARTY TRANSACTIONS

Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL) that operates a natural gas pipeline. In May 2002, Horizon Pipeline repaid short-term loans outstanding from Nicor. For the three months and nine months ended September 30, 2003, Horizon Pipeline charged Nicor Gas $2.6 million and $7.7 million, respectively, for natural gas transportation under rates that have been accepted by FERC. For the three months and nine months ended September 30, 2002, Horizon Pipeline charged Nicor Gas $2.6 million and $4.0 million, respectively, for this service.

Nicor Inc.                                                           Page 13
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Nicor's investment in Nicor Energy, including an $8.3 million note receivable, was written down to zero during the third quarter of 2002. During the three-month and nine-month periods ended September 30, 2003, Nicor recovered $3.3 million and $8.9 million, respectively, of its investment that was previously written down. For additional important developments concerning this investment, refer to Note 15 - Contingencies - Nicor Energy.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $1.2 million and $1.1 million for these services for the three months ended September 30, 2003 and 2002, respectively, and $3.3 million for these services for the nine months ended September 30, 2003 and 2002.

15. CONTINGENCIES

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

Nicor Inc.                                                           Page 14
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2003.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made in restated financial statements previously filed with the Securities and Exchange Commission (SEC).

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written down to zero in the third quarter of 2002 due to the likelihood at that time that Nicor ultimately would not recover its investment balance. During the second and third quarters of 2003, Nicor recovered $5.6 million and $3.3 million, respectively, of its investment that was previously written down, and other modest recoveries are possible. Nicor's maximum exposure under guarantee commitments on behalf of Nicor Energy as of September 30, 2003 was about $3.1 million. Nicor believes it is unlikely that payments will be required under the guarantees.

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

Nicor Inc.                                                           Page 15
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

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

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (Executive Vice President Finance and Administration) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, and failing to establish and maintain adequate accounting controls. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor's Motion to Dismiss. Plaintiffs have been provided leave to file a Consolidated Third Amended Complaint by November 7, 2003. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

Nicor Inc.                                                           Page 16
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act (ICFA) by Nicor Services and Nicor Gas relating to the fixed bill service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer's Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss this action. On November 26, 2002, the court dismissed the complaint without prejudice, but allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on December 10, 2002, which names only Nicor Services as a defendant, and which purports to state claims under the ICFA and for breach of contract. The plaintiff filed a second amended complaint on April 29, 2003. Nicor filed a Motion to Dismiss the second amended complaint on May 15, 2003. On August 5, 2003 the Court granted Nicor's Motion to Dismiss on the breach of contract claims but denied Nicor's Motion on the ICFA claims. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

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

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon) filed a $5.7 million Notice of Claim for Lien against Horizon. On May 23, 2003, Horizon filed a Declaratory Judgment Complaint in the United States District Court for the District of Colorado seeking resolution of this dispute. On June 23, 2003, the general contractor filed an answer and counterclaim to Horizon's complaint seeking in excess of $11 million in damages from Horizon. While Nicor is unable to predict the outcome of this matter, its resolution is not expected to have a material adverse impact on the company's financial condition or results of operations.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor is currently defending claims brought by 28 households.

Nicor Inc.                                                           Page 17
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

As of September 30, 2003, Nicor Gas had remaining an estimated liability of $22.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $17.8 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors year-to-date through September 30, 2003, including approximately $17.4 million recovered in the second quarter of 2003.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the IEPA for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Nicor Inc.                                                           Page 18
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

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

Nicor Inc.                                                           Page 19
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2002 Annual Report on Form 10-K.

SUMMARY

Nicor's 2003 quarterly and year-to-date earnings were significantly impacted by a change in the method of allocating annual depreciation to interim periods in the gas distribution segment. Effective January 1, 2003, the gas distribution segment began using a straight-line method to allocate annual depreciation to interim periods, a predominant method used by others in the industry. While this change has a significant impact on quarterly and year-to-date results as noted in the table below, it has no impact on depreciation for the full year. Nicor's 2002 interim period results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor's results as reported for the third-quarter and year-to-date periods of 2003 and 2002, and the pro forma results for 2002 had gas distribution depreciation been allocated on a straight-line basis (in millions, except per share data):

                                         Three months ended
                                            September 30
                                     -------------------------------
                                                 2002        2002
                                       2003   As Reported  Pro Forma
                                     -------- -----------  ---------

Net income                           $   .5    $  29.8      $  19.3
Diluted earnings per average share
 of common stock                        .01        .67          .44

                                          Nine months ended
                                            September 30
                                     -------------------------------
                                                 2002        2002
                                       2003   As Reported  Pro Forma
                                     -------- -----------  ---------

Income before cumulative effect of
 accounting change                   $  74.7    $  88.8     $  84.5
Net income                              70.2       88.8        84.5
Earnings per average share of
 common stock:
 Diluted - before cumulative effect
  of accounting change                  1.69       2.00        1.90
 Diluted                                1.59       2.00        1.90

Third quarter results for 2003 were lower as compared to the reported 2002 amounts due primarily to the absence of significant recoveries from third parties related to the mercury inspection and repair program, as occurred in the third quarter of 2002, and the 2003 change in interim depreciation allocation method in the gas distribution segment. Another contributing factor to the quarterly decline was lower operating results for each of Nicor's major business segments, partially offset by higher equity investment income relating to cash recoveries of a previously written off investment in Nicor Energy, a 50-percent-owned retail energy marketing joint venture.

Net income and diluted earnings per share for the 2003 year-to-date period were lower as compared to the reported 2002 amounts due primarily to higher operating expenses in the gas distribution segment and the 2003 change in interim depreciation method. These factors were partially offset by more positive results from equity investments due primarily to $8.9 million of cash recoveries from Nicor Energy as compared to a loss of $9.4 million for the same period a year ago.

Nicor Inc.                                                           Page 20
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income for the 2003 year-to-date period included a $4.5 million cumulative effect loss from a required accounting change at Nicor Enerchange, Nicor's wholesale natural gas marketing company. With the change, Nicor Enerchange now applies accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts.

Operating income. Operating income (loss) by major business segment is presented below (in millions):

                           Three months          Nine months
                               ended               ended
                           September 30         September 30
                          ----------------   -----------------
                           2003     2002       2003     2002
                          -------- -------   -------  --------

   Gas distribution       $   4.4  $ 48.4    $ 115.8  $ 150.1
   Shipping                   3.0     4.4       13.6     12.4
   Other energy ventures      (.7)    2.8        2.3      4.9
   Corporate and
    eliminations             (2.5)   (2.0)      (7.3)    (5.1)
                          -------- -------   -------  --------
                          $   4.2  $ 53.6    $ 124.4  $ 162.3
                          ======== =======   =======  ========

The following summarizes operating income comparisons for major business segments:

-- Gas distribution operating income decreased $44.0 million in the 2003 quarter due primarily to the absence of net mercury-related recoveries ($19.7 million), increased depreciation ($18.6 million), lower margin ($3.5 million) and higher operating and maintenance expenses ($3.2 million). The $34.3 million decrease in operating income for the year-to-date period was due primarily to increased operating and maintenance expenses in 2003 ($21.1 million), higher depreciation ($11.4 million), and lower property sale gains ($3.0 million), partially offset by slightly higher margin ($2.0 million). The year-to-year fluctuation in depreciation expense for both periods was due primarily to the change in the interim depreciation accounting method. These factors are discussed in more detail in the Results of Operations section beginning on the following page.

-- Shipping segment operating income decreased in the 2003 three-month period compared to the corresponding 2002 period due to lower volumes shipped ($2.1 million), due in part from a decline in tourism, and reduced average rates ($1.3 million). Lower operating expenses ($1.4 million) and increased charter income from company-owned vessels ($.6 million) partially offset these negative factors. The nine-month period remained higher than the same period a year ago due to higher revenues from higher average rates ($2.9 million), higher volumes shipped ($1.1 million) and increased charter income ($1.8 million). These improvements were largely offset by higher fuel costs ($2.4 million) as well as other operating expenses ($2.2 million) in 2003.

-- Operating income at Nicor's other energy ventures decreased in the third quarter of 2003 compared to the 2002 quarter by $3.5 million due to lower results from Nicor's wholesale natural gas marketing business, Nicor Enerchange ($2.4 million) and Nicor's energy-related products and services businesses ($1.4 million). Operating income for the year-to-date period decreased by $2.6 million also due primarily to lower operating results at Nicor Enerchange ($2.0 million) and Nicor's energy-related products and services businesses ($1.5 million), partially offset by the absence of 2002 project losses on former energy system development activities ($1.4 million). Operating income from Nicor's energy-related products and services businesses was lower in 2003 due primarily to higher up-front marketing costs ($1.4 million) associated with the utility-bill management product.

Nicor Inc.                                                           Page 21
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity investment income (loss). Equity investment results were positively affected for the quarter and year-to-date periods in 2003 by cash received from the company's previously written-off investment in Nicor Energy of $3.3 million and $8.9 million, respectively. Equity investment results were negatively affected for the same periods in 2002 by Nicor Energy losses of $3.1 million and $9.4 million, respectively. Developments related to this investment are more fully described in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Nicor Energy.

Interest expense. Interest expense was positively affected for the quarter and year-to-date periods in 2003 by an interest benefit on tax-related matters ($.6 million). Excluding this benefit, interest expense for the three months and nine months ended September 30, 2003 remained essentially unchanged compared to the same prior-year periods. The impact of higher average borrowing levels was offset by the positive effect of lower interest rates.

Cumulative effect of accounting change. Represents the cumulative effect of a January 1, 2003 accounting change related to the application of accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage and transportation contracts, at Nicor Enerchange. Annual and interim results are subject to greater volatility under the new accounting method.

Income taxes. The company's effective income tax rate increased for the year-to-date period ended September 30, 2003, compared to the nine months ended September 30, 2002, due to positive adjustments resulting from the completion of an income tax audit in the first quarter of 2002.

RESULTS OF OPERATIONS

The following discussion provides additional information about the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                           Three months         Nine months
                               ended              ended
                           September 30        September 30
                          ----------------   ------------------
                            2003     2002      2003      2002
                          -------- -------  ---------  --------

   Gas distribution       $ 223.4  $ 172.7  $1,699.6   $  971.2
   Shipping                  63.8     66.6     197.4      191.6
   Other energy ventures     15.1     13.1      53.7       37.5
   Corporate and
    eliminations             (7.5)       -     (31.8)      (7.7)
                          -------   ------  --------   --------
                          $ 294.8  $ 252.4  $1,918.9  $ 1,192.6
                          =======  =======  ========  =========

Gas distribution revenues increased significantly in the quarter and year-to-date periods of 2003 compared with a year ago due primarily to higher natural gas costs, which are passed directly through to customers without markup. The revenue effect of higher natural gas costs was approximately $40 million and $580 million for the three-month and nine-month periods, respectively. For the year-to-date period, revenues also increased by about $90 million due to colder weather, of which $80 million related to

Nicor Inc.                                                           Page 22
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

colder weather experienced in the first quarter of 2003. Industrial deliveries fell in the third quarter and year-to-date periods, despite colder weather in the year-to-date period, due largely to lower power-generation load.

Third quarter revenues for the shipping segment decreased $2.8 million as a result of lower volumes shipped ($2.1 million) and reduced average rates ($1.3 million), partially offset by increased charter income from company-owned vessels ($.6 million). The $5.8 million increase for the nine-month period related primarily to higher average rates ($2.9 million), increased charter activity ($1.8 million) and increased volumes shipped ($1.1 million) reflecting increased activity from an acquisition that occurred in April 2002.

The increase in third quarter and year-to-date revenues for other energy ventures is due primarily to a new utility-bill management product introduced in early 2002 at Nicor's energy-related products and services businesses. For the third quarter, revenues increased for the new product ($3.4 million) as well as for Nicor's other energy-related products and services ($1.3 million), partially offset by decreased revenue from Nicor's wholesale natural gas marketing business ($1.9 million). Also negatively affecting the quarter were Nicor's former energy system development activities and its technology business ($1.0 million). For the year-to-date period, increased revenues from the new product ($21.3 million) and Nicor's other energy-related products and services ($4.9 million) were partially offset by decreased revenue from Nicor's former energy system development activities ($9.2 million).

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against other energy venture expenses for customers purchasing the new utility-bill management product.

Gas distribution margin. Nicor utilizes a measure it refers to as "gas distribution margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other natural gas distribution companies exclude these items in evaluating performance.

A reconciliation of gas distribution revenues and margin follows (in millions):

                               Three months        Nine months
                                 ended               ended
                               September 30       September 30
                              ----------------   ------------------
                                2003    2002      2003       2002
                              -------- -------  --------  ---------


Gas distribution revenues     $  223.4 $ 172.7  $ 1,699.6  $  971.2
Cost of gas                     (117.6)  (65.4)  (1,221.5)   (527.3)
Revenue tax expense              (10.7)   (8.7)     (96.0)    (63.8)
                              -------- -------  ---------   -------
Gas distribution margin       $   95.1 $  98.6  $   382.1  $  380.1
                              ======== =======  =========  ========

For the three-month period, gas distribution margin decreased slightly due primarily to a smaller contribution from nontraditional gas supply-related services ($3.7 million), such as the Chicago Hub, and reduced deliveries for power generation ($1.7 million). The favorable impact of increased deliveries due to weather ($2.0 million) was offset by unfavorable weather hedge results ($.7 million) and lower average

Nicor Inc.                                                           Page 23
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

rates charged during the period ($1.7 million). Positively impacting margin were increased customer finance charges ($2.0 million).

For the nine-month period, gas distribution margin was positively impacted by increased customer deliveries due to colder weather than the prior year ($12.2 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($4.8 million). Increased customer finance charges ($6.7 million) related to larger 2003 customer bills also contributed to the slight increase. Negatively impacting margin was a smaller contribution from nontraditional gas supply-related services ($7.7 million) and lower deliveries for power generation ($2.8 million).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $3.2 million and $21.1 million in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods of 2002. The quarterly increase was due to a number of factors including lower pension credits ($2.5 million), increased bad debt expense related to higher customer bills and increasingly adverse credit experience ($1.7 million), and higher insurance and health care costs ($1.6 million). An offsetting factor for 2003 was a charge in the third quarter of 2002 to increase liabilities for costs related to the performance-based rate
(PBR) plan and other investigations ($3.8 million).

The $21.1 million increase in the nine-month period was due primarily to lower pension credits ($7.3 million), higher health care and insurance costs ($4.9 million), increased natural gas costs to operate company equipment and facilities ($2.8 million) and increased bad debt expense ($1.7 million). The higher company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002. These negative factors were partially offset by lower costs related to the review of the company's PBR plan ($2.5 million).

Gas distribution operating and maintenance expense included $.4 million and $1.0 million of pension expense in the 2003 three-month and nine-month periods, respectively, compared with $2.1 million and $6.3 million of pension credits in the same 2002 periods.

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

Mercury-related costs (recoveries). In the second quarter of 2003, Nicor Gas recovered approximately $17 million of mercury-related costs, net of legal fees, from insurers and independent contractors. In the third quarter of 2002, Nicor Gas reached an agreement with an insurer wherein the company recovered approximately $20 million of mercury-related costs.

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

Shipping operating expenses. Shipping segment operating expenses decreased by $1.4 million in the third quarter of 2003 compared to 2002 due primarily to lower operating expenses ($3.1 million), related to decreased volumes, partially offset by increased corporate overhead ($.7 million) and increased fuel costs ($.5 million). For the 2003 nine-month period, shipping operating expenses increased $4.6 million due primarily to increased fuel costs ($2.4 million), increased corporate overhead ($1.1 million) and higher wage and benefit costs ($.5 million). Increased fuel costs for both periods reflect the impact of higher fuel prices in 2003.

All other operating expenses. The $1.5 million decrease in the 2003 third quarter all other operating expenses as compared to 2002 was due primarily to lower operating expenses from the company's former energy system and design activities ($3.7 million), partially offset by higher operating expenses at Nicor's energy-related products and services businesses ($2.2 million).

The $3.1 million decrease in the 2003 year-to-date operating expenses compared to 2002 was due primarily to lower operating expenses from the company's former energy system and design activities ($10.5 million). This decrease was partially offset by higher operating expenses at Nicor's energy-related products and services businesses ($3.0 million) and Nicor's corporate operating costs ($3.9 million). The increase in corporate operating expenses in the year-to-date period related primarily to increased legal costs.

The increase in operating costs for Nicor's energy-related products and services businesses in both periods was due mainly to an increased number of customers and a new utility-bill management product introduced in early 2002.

Nicor Inc.                                                             Page 25
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAS DISTRIBUTION STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                     Three months ended    Nine months ended
                                        September 30          September 30
                                     ------------------   -------------------
                                       2003      2002         2003      2002
                                     --------  --------   ---------  --------
Operating revenues (millions):
   Sales
    Residential                      $  142.0  $  100.8   $ 1,158.2  $  620.1
    Commercial                           31.2      20.3       256.2     120.1
    Industrial                            4.3       2.1        37.7      19.7
                                     --------  --------   ---------  --------
                                        177.5     123.2     1,452.1     759.9
                                     --------  --------   ---------  --------
   Transportation
    Residential                           3.9       4.0        15.7      10.0
    Commercial                           11.0      12.2        51.5      53.9
    Industrial                           11.1      13.7        32.5      35.8
    Other                                 1.3       1.0        10.4       5.5
                                     --------  --------   ---------  --------
                                         27.3      30.9       110.1     105.2
                                     --------  --------   ---------  --------

   Other revenues
    Revenue taxes                        11.4       9.1        98.3      66.0
    Environmental cost recovery           2.4       1.7        22.1      17.1
    Chicago Hub                           1.1       3.6         4.6      10.1
    Weather hedge results                   -        .7        (3.5)      1.3
    Other                                 3.7       3.5        15.9      11.6
                                     --------  --------   ---------  --------
                                         18.6      18.6       137.4     106.1
                                     --------  --------   ---------  --------
                                     $  223.4  $  172.7   $ 1,699.6   $ 971.2
                                     ========  ========   =========  ========

Deliveries (Bcf):
   Sales
    Residential                          14.3      13.2       150.3     139.0
    Commercial                            3.5       3.0        33.2      26.7
    Industrial                             .5        .3         5.1       4.8
                                      --------  --------   ---------  --------
                                         18.3      16.5       188.6     170.5
                                      --------  --------   ---------  --------
   Transportation
    Residential                           1.0       1.1        11.2       5.6
    Commercial                            8.7      14.1        61.8      68.4
    Industrial                           27.8      42.6        89.8     116.6
                                      --------  --------   ---------  --------
                                         37.5      57.8       162.8     190.6
                                      --------  --------   ---------  --------
                                         55.8      74.3       351.4     361.1
                                      ========  ========   =========  ========

Customers at end of period (thousands):
   Sales
    Residential                       1,726.9   1,701.5
    Commercial                          111.4     105.0
    Industrial                            7.0       6.7
                                      -------   -------
                                      1,845.3   1,813.2
                                      -------   -------
   Transportation
    Residential                         138.9     135.2
    Commercial                           58.3      63.6
    Industrial                            6.3       6.8
                                      -------   -------
                                        203.5     205.6
                                      -------   -------
                                      2,048.8   2,018.8
                                      ========  =======

Other statistics:
   Degree days                             97        33        4,094     3,530
   Percent colder (warmer)
    than normal                           37%     (54)%           7%      (8)%
   Average gas cost per Mcf sold       $ 6.31    $ 3.84       $ 6.41    $ 3.04

Nicor Inc.                                                           Page 26
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SHIPPING STATISTICS

                             Three months        Nine months
                                 ended              ended
                             September 30        September 30
                            --------------     -----------------
                              2003    2002       2003     2002
                            ------- ---------  -------- --------
TEUs shipped (thousands)       42.5    43.9      127.4    126.7
Revenue per TEU             $ 1,484 $ 1,515    $ 1,534  $ 1,511
Ports served                     24      24
Vessels operated                 16      17

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $399.2 million in the 2003 nine-month period from $266.4 million in the prior-year period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items occurring mainly in the gas distribution segment due to factors such as weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs. In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributed to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval.

Investing activities. In September 2003, Nicor invested an additional $6.3 million in Triton Container Investments. Nicor estimates capital expenditures in property, plant and equipment of about $180 million in 2003. The $5 million increase over prior projections is related to the gas distribution segment.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. At September 30, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaled $2.9 million and will be amortized over the respective term of the agreements as an adjustment to interest expense. As of September 30, 2003, the company had $640 million of commercial paper borrowings outstanding.

Under the company's 2003/2004 short-term line of credit agreements, (1) if Nicor's ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at the end of the fourth fiscal quarter, and/or (2) if Nicor's twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing 66 2/3% of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with this covenant at September 30, 2003. The company expects that commercial paper funding will continue to be available in the foreseeable future.

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003. In June 2003, Nicor Gas retired $50 million of First Mortgage Bonds due June 1, 2003 at 5.75% through the issuance of commercial paper.

Nicor Inc.                                                           Page 27
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In April 2003, Moody's Investors Service downgraded the long-term debt ratings of Nicor Gas from Aa1 to Aa3, while affirming their short-term ratings. Standard and Poor's Ratings Services and Fitch Ratings affirmed Nicor and Nicor Gas' short-term and long-term debt ratings. All three rating agencies removed the debt ratings from negative ratings watch. As of the filing date of this report, these ratings are among the highest in the gas distribution industry.

In September 2003, Standard and Poor's Ratings Services assigned a AA- rating to the two new short-term line of credit agreements.

On April 30, 2003, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable August 1, 2003. On July 17, 2003, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable November 1, 2003.

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor made several changes to its accounting policies in 2003, including a change to the method of allocating annual depreciation to interim periods. This creates a significant favorable impact on first-quarter and fourth-quarter results and an adverse impact on second-quarter and third-quarter results as compared to 2002. As a result, depreciation is expected to be about $5 million lower in the fourth quarter of 2003 than for the same quarter of 2002. For further information about Nicor's accounting changes, see the Notes to the Consolidated Financial Statements - Note 2 Cumulative Effect of Change in Accounting and - Note 3 Other Accounting Changes, which explain all material changes to the company's critical accounting policies since December 31, 2002.

Weather protection. The company is no longer carrying weather hedges at Nicor Gas because there is a natural internal financial offset between traditional utility sales and the fixed bill product marketed by Nicor's energy-related products and services businesses. The natural offset reduces Nicor's historical earnings variability due to weather, of about 2 1/2 cents per share per 100 degree days, by about a third. The company will continue to evaluate its coverage options to determine whether any additional coverage should be purchased.

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

Nicor Inc.                                                           Page 28
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Nicor Inc.                                                           Page 29
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2003.

Nicor Energy. Significant developments have occurred relating to Nicor's 50-percent interest in Nicor Energy. Accounting irregularities at Nicor Energy were identified in 2002. Information about these developments is presented within the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Nicor Energy.

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

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Shareholder Derivative Lawsuits.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Note 15 Contingencies.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K, except as noted below.

Nicor Inc.                                                           Page 30
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Energy trading activities. At September 30, 2003, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held financial derivative contracts with the following fair values (in millions):

                                                    Maturity
                                         --------------------------------
                                Total     Less than    1 to 3    3 to 5
Source of Fair Value           Fair Value   1 Year     Years     Years
-----------------------------  ---------  ---------   -------   ---------

Prices actively quoted         $  (1.2)   $  (.7)   $   (.5)    $     -
Prices based on pricing
 models                              -         -          -           -
                               --------- ---------  ---------   --------
                               $  (1.2)   $  (.7)   $   (.5)    $     -
                               ========= =========  =========   ========

Credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor, in some instances, enters into netting agreements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron's bankruptcy filing, the net amounts due to Enron were $2.8 million from Nicor Gas, and $.9 million from Nicor Enerchange. Payment has been made under settlement and mutual release agreements approved by the U.S Bankruptcy Court during the second quarter of 2003.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor, and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; health care costs; insurance costs; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions, results, or adjustments; additional adjustments related to Nicor's retail energy marketing joint venture; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles; performance of major suppliers and contractors; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Inc.                                                           Page 31
----------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management's Discussion and Analysis - Market Risk beginning on page 29 which is incorporated herein by reference.

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

To assist management in assessing the control environment and related issues associated with Nicor's natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading ("gas supply activities"), Nicor retained a consulting firm in the fourth quarter of 2002 with experience in internal controls and the energy industry that is not and has not been the company's external auditor.

Through this review of gas supply activities ("gas supply review"), it was observed that:

o Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.
o Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.
o As a result, gas supply activities are not adequately documented, are overly dependent on people, and are not supported by formal training or communication of controls.

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

Nicor Inc.                                                           Page 32
----------------------------------------------------------------------------
Item 4. Controls and Procedures (continued)

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

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and

Nicor Inc.                                                           Page 33
----------------------------------------------------------------------------
Item 4. Controls and Procedures (concluded)

procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, including the Additional Procedures, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's management assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions have been developed and implemented.
o Gas supply purchasing testing is being regularly performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position has been established.
o Substantial effort has been put forth on documentation and implementation of appropriate processes, procedures and controls.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.
o New contract administration processes have been implemented to provide a more effective method of contract administration.

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

Nicor Inc.                                                           Page 34
----------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Note 15 Contingencies and Management's Discussion and Analysis - Contingencies beginning on page 27, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)     See Exhibit Index filed herewith.

(b) On July 3, 2003, Nicor filed a Form 8-K, under Item 9, regarding a press release dated July 3, 2003 announcing additional mercury-related cost recoveries.

        On August 1, 2003, Nicor filed a Form 8-K, under Item 12, regarding a press release dated July 31, 2003 announcing earnings for the quarter ended June 30, 2003.

        On August 6, 2003, Nicor filed a Form 8-K, under Item 9, regarding an analyst presentation of August 6, 2003.

        On September 10, 2003, Nicor filed a Form 8-K, under Item 5, regarding a press release dated September 9, 2003 announcing $1 billion syndicated revolving credit facilities.

        On September 25, 2003, Nicor filed a Form 8-K, under Item 9, regarding analyst presentations of September 25 and 26, 2003.

Nicor Inc.                                                           Page 35
----------------------------------------------------------------------------
Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Nicor Inc.



Date   November 4, 2003             /s/ KATHLEEN L. HALLORAN
     ------------------             ----------------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration

Nicor Inc.                                                           Page 36
----------------------------------------------------------------------------
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

    10.1   180-Day Credit Agreement dated as of September 9, 2003.

    10.2   364-Day Credit Agreement dated as of September 9, 2003.

    31.1   Rule 13a-14(a)/15d-14(a) Certification.

    31.2   Rule 13a-14(a)/15d-14(a) Certification.

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated in parentheses in the description of such exhibit.

Nicor Inc.                                                           Page 37
----------------------------------------------------------------------------
Exhibit Index (concluded)
-------------------------
  Exhibit
  Number                        Description of Document
---------  -----------------------------------------------------------------

   Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.