Form 10-K
period 2003-12-31
NICOR INC
filed 2004-02-20
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7297

NICOR INC.

(Exact name of registrant as specified in its charter)

Illinois	36-2855175
(State of Incorporation)	(I.R.S. Employer
Identification Number)

1844 Ferry Road
Naperville, Illinois 60563-9600	(630) 305-9500
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $2.50 per share,	New York Stock Exchange
including Preference Stock purchase rights	Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [X] No [   ]

     The aggregate market value of common stock (based on the June 30, 2003 closing price of $37.11) held by non-affiliates of the registrant was approximately $1.6 billion. As of February 11, 2004, there were 44,039,432 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2004 Annual Meeting Definitive Proxy Statement, to be filed on or about March 5, 2004, are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Exhibit Index
By-Laws of the Company
Supplemental Indenture, dated 12/1/03
Supplemental Indenture, dated 12/1/03
Supplemental Indenture, dated 12/1/03
Change-in-Control Agreement, dated 11/22/02
Change-in-Control Agreement, dated 11/25/02
Change-in-Control Agreement, dated 12/8/03
Independent Auditors' Consent
Powers of Attorney
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

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

PART I

Item 1. Business

Nicor Inc. (Nicor), incorporated in 1976, is a holding company. Its principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor Gas)), one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region. Gas distribution is Nicor’s primary business, typically representing about 85 percent of consolidated operating income and about 90 percent of consolidated assets. Nicor also owns several energy-related ventures, including Nicor Services and Nicor Solutions, providing energy-related products and services for retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. As a consolidated group, Nicor had approximately 3,500 employees at year-end 2003.

Summary financial information of Nicor’s major business segments is included in the Notes to the Consolidated Financial Statements - Note 13 Business Segment and Geographic Information. The following sections describe Nicor’s larger businesses. Certain terms used herein are defined in the glossary on page i.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent. See Gas Distribution Statistics on page 15 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,300 employees at year-end 2003.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 10 percent of the agreements will expire within five years.

Nicor Gas’ gas costs are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. Accordingly, changes in gas costs impact revenues but have no direct impact on operating income. Nicor Gas’ operating income is derived primarily from the delivery rather than the sale of natural gas to customers.

Customers have the option of purchasing their own gas supplies, with delivery of the gas by Nicor Gas. The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels. The choice of transportation service as compared to gas sales service results in less revenue for Nicor Gas but has no impact on net operating results.

Nicor Gas also has nontraditional gas supply-related ventures, including the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Nicor Inc.	Page 2

Item 1. Business (continued)

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission (FERC). When contracted services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company’s cost of gas charged to customers.

Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services and other supply sources, arranged by either Nicor Gas or its transportation customers. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices, although at times the company may fix the price of a portion of its supply portfolio. These supply contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company’s total gas purchases in the last three years.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary transportation contracts are with Natural Gas Pipeline Company of America (NGPL), Northern Natural Gas Company (NNG), Tennessee Gas Pipeline Company (TGPL), Midwestern Gas Transmission Company (MGT) and ANR Pipeline (ANR). In 2003, new transportation contracts with NGPL, TGPL and MGT became effective, with terms generally into 2006. The contract with NNG will expire in 2004 and Nicor Gas is negotiating a renewal of this agreement. The contract with ANR will also expire in 2004 and Nicor Gas expects to negotiate a renewal. In 2002, Nicor Gas also began receiving service under a 10-year transportation agreement with Horizon Pipeline, a 50/50 joint venture between Nicor and NGPL.

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of annual storage capacity, the system is designed to meet about 55 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2006 and 2007. Storage provides supply flexibility, improves the reliability of deliveries and can mitigate the risk associated with seasonal price movements.

Nicor Inc.	Page 3

Item 1. Business (continued)

Competition/Demand

Nicor Gas is the largest natural gas distributor in Illinois. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In 2001, 2002 and the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No agreement is in effect for the 2003/2004 heating season due to a partial financial offset within the consolidated Nicor group, as further described in Management’s Discussion and Analysis - Weather on page 22.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

During periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources. While natural gas prices have fluctuated greatly over the last several years, natural gas has traditionally maintained a pricing advantage over electricity and it is expected to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Management’s Discussion and Analysis - Factors That May Affect Business Performance beginning on page 22.

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific cost categories, such as gas supply and environmental costs, subject to annual regulatory reviews. Base rates, on the other hand, are designed to allow the company an opportunity to recover its other costs and to earn a fair return for its investors. Nicor Gas has the option to seek ICC approval for base rate increases. Once started, a rate relief proceeding generally takes about one year. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 80 percent of a typical residential customer’s annual bill in the last three years. As already noted, the company’s cost of gas is passed on to customers without markup, subject to ICC review.

Nicor Inc.	Page 4

Item 1. Business (continued)

A performance-based rate (PBR) plan for natural gas costs was in effect from 2000 through 2002. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Management’s Discussion and Analysis - Contingencies - Performance-Based Rate Plan beginning on page 27.

Properties

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers’ premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software, and office equipment.

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

Additional information about Nicor Gas’ business is presented in Management’s Discussion and Analysis - Gas Distribution beginning on page 22.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and Caribbean, a region characterized by modest market growth and intense competition. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region. The company’s shipments consist primarily of southbound cargo such as food, building materials and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping’s cargo consists of northbound shipments of apparel and agricultural products, and interisland shipments. The company also provides additional related services including inland transportation and cargo insurance. Tropical Shipping’s financial results can be significantly affected by general economic conditions in the United States, the Caribbean region and Canada.

At December 31, 2003, Tropical Shipping’s fleet consisted of 10 owned vessels and 5 chartered vessels with a container capacity totaling approximately 5,100 TEUs. In addition to the vessels, the company owns containers, container-handling equipment, chassis and other equipment. Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Management’s Discussion and Analysis - Shipping beginning on page 24.

Nicor Inc.	Page 5

Item 1. Business (concluded)

OTHER ENERGY VENTURES

Nicor owns several energy-related ventures, including two companies marketing energy-related products and services, and a wholesale natural gas marketing company. Nicor also has equity interests in several joint ventures including a FERC-regulated natural gas pipeline. In 2003, the company substantially liquidated its investment in a retail energy marketing joint venture.

Nicor Services and Nicor Solutions are wholly owned businesses that provide energy-related products and services for retail markets, including residential and small commercial users. Nicor Services offers products and services covering the sales, installation, maintenance, repair and improvement of heating, air conditioning and related equipment, including natural gas piping inside homes, ductwork and other equipment. Nicor Solutions offers its customers energy-related financial products, including utility-bill management plans as well as natural gas price protection plans.

Nicor Enerchange is a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub and manages Nicor Solutions’ product risks.

During 2002, Horizon Pipeline, a 50-percent-owned joint venture with NGPL, put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under a 10-year agreement at rates that have been accepted by FERC.

Nicor Energy is a 50-percent-owned retail energy marketing joint venture with Dynegy Marketing and Trade. During 2003, Nicor Energy disposed of its customer contracts and ceased operations. For information about Nicor Energy see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Nicor Energy.

AVAILABLE INFORMATION

Nicor files various reports with the Securities and Exchange Commission (SEC). These reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934. Nicor makes all of these reports available without charge to the public on the investor relations section of its corporate Web site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

Item 2. Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1, Business, beginning on page 1, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company’s operations.

Item 3. Legal Proceedings

See the Notes to the Consolidated Financial Statements - Note 19 Contingencies, which are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Nicor Inc.	Page 6

Executive Officers of the Registrant

Name	Age	Current Position and Background

Thomas L. Fisher	59	Chairman, Nicor and Nicor Gas (since 1996); Chief Executive Officer, Nicor (since 1995) and Nicor Gas (1988-2003); and President, Nicor (1994-2002) and Nicor Gas (1988-2002).

Russ M. Strobel	51	Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002); Executive Vice President, General Counsel and Corporate Secretary, Nicor and Nicor Gas (2002); Senior Vice President, General Counsel and Corporate Secretary, Nicor and Nicor Gas (2000-2002); Partner, Altheimer & Gray, attorneys (2000); and Partner, Jenner & Block, attorneys (1986-2000).

Kathleen L. Halloran	51	Executive Vice President and Chief Risk Officer, Nicor and Nicor Gas (since 2003); Executive Vice President Finance and Administration, Nicor and Nicor Gas (1999-2003) Senior Vice President Administration, Nicor Gas (1998-1999); and Senior Vice President Information Services, Rates and Human Resources, Nicor Gas (1996-1998).

Richard L. Hawley	54	Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003); Vice President and Chief Financial Officer, Puget Energy, Inc. (2000-2002) and Puget Sound Energy, Inc. (1998-2002); and Partner, Coopers & Lybrand (1984-1998).

Claudia J. Colalillo	54	Senior Vice President Human Resources and Corporate Communications, Nicor and Nicor Gas (since 2002); Vice President Human Resources, Nicor and Nicor Gas (1998-2002).

Rocco J. D’Alessandro	45	Senior Vice President Operations, Nicor Gas (since 2002); Vice President Customer Service, Nicor Gas (1999-2002); various managerial positions, Nicor Gas (1989-1999).

Daniel R. Dodge	50	Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (since 2002); Vice President Business Development, Nicor and Nicor Gas (1998-2002).

George M. Behrens	48	Vice President Administration and Treasurer, Nicor and Nicor Gas (since 2000); Vice President Administration, Nicor and Nicor Gas (1999-2000); Vice President and Controller, Nicor and Nicor Gas (1998-1999); and Vice President Accounting, Nicor Gas (1996-1998).

Nicor Inc.	Page 7

Executive Officers of the Registrant (concluded)

Name	Age	Current Position and Background

Paul C. Gracey, Jr.	44	Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2002); Vice President and General Counsel, Midwest Generation, Chicago, independent power producer (2000-2002); Vice President and General Counsel, Edison Mission Energy Limited, London, England, independent power producer (1993-2000).

Jeffrey L. Metz	50	Vice President and Controller, Nicor and Nicor Gas (since 2003); Assistant Vice President and Controller, Nicor and Nicor Gas (2000-2003); various managerial positions, Nicor and Nicor Gas (1987-2000).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 11, 2004, there were approximately 25,000 common stockholders of record.

	Stock price
			Dividends
Quarter	High	Low	Declared

2003
First	$35.62	$23.70	$.465
Second	39.30	27.05	.465
Third	37.70	33.51	.465
Fourth	36.62	32.03	.465
2002
First	$46.20	$39.55	$.46
Second	49.00	44.99	.46
Third	47.83	18.09	.46
Fourth	35.39	24.25	.46

Under a common stock repurchase program, Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no purchases in 2003, and at December 31, 2003, approximately $22 million remained authorized for the repurchase of common stock. However, Nicor did have the following common stock repurchases in the fourth quarter of 2003, primarily related to its Automatic Dividend Reinvestment and Stock Purchase Plans: 3,978 shares at an average price of $35.32 in October 2003; 53,164 shares at an average price of $34.46 in November 2003; and 6,304 shares at an average price of $33.34 in December 2003.

Nicor Inc.	Page 8

Item 6. Selected Financial Data
(in millions, except per share data)

	Year ended December 31

	2003	2002	2001	2000	1999

Operating revenues	$2,662.7	$1,897.4	$2,366.3	$2,159.3	$1,570.5
Operating income	$189.4	$226.5	$219.2	$85.6	$212.6
Income before cumulative effect of accounting change	$109.8	$128.0	$122.1	$35.8	$116.3
Net income	$105.3	$128.0	$122.1	$35.8	$116.3
Earnings per common share
Basic
Before cumulative effect of accounting change	$2.49	$2.90	$2.70	$.77	$2.46
Basic earnings per share	2.39	2.90	2.70	.77	2.46
Diluted
Before cumulative effect of accounting change	$2.48	$2.88	$2.69	$.77	$2.45
Diluted earnings per share	2.38	2.88	2.69	.77	2.45
Dividends declared per common share	$1.86	$1.84	$1.76	$1.66	$1.56
Property, plant and equipment
Gross	$3,999.5	$3,872.8	$3,733.0	$3,588.9	$3,493.5
Net	2,484.2	1,796.8	1,768.6	1,740.9	1,745.0
Total assets	$3,797.2	$2,899.4	$2,607.2	$2,930.6	$2,496.4
Capitalization
Long-term bonds and notes, net of current maturities	$495.1	$396.2	$446.4	$347.1	$436.1
Mandatorily redeemable preferred stock	1.8	4.3	6.1	6.4	6.3
Common equity	754.6	728.4	704.2	705.2	796.1

	$1,251.5	$1,128.9	$1,156.7	$1,058.7	$1,238.5

As of December 31, 2003, property, plant and equipment, net and total assets reflect the change in classification of accrued future removal costs. See Notes to the Consolidated Financial Statements Note 3 - Other Accounting Changes - Asset Retirement Obligations for further information.

Nicor Inc.	Page 9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2001 to 2003 and to discuss business trends and uncertainties that might affect Nicor Inc. (Nicor). Certain terms used herein are defined in the glossary on page i. The discussion is organized into five sections – Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates, and Factors That May Affect Business Performance.

SUMMARY

Nicor Inc. (Nicor) is a holding company with two principal subsidiaries - Nicor Gas and Tropical Shipping. Nicor Gas is one of the nation’s largest natural gas distribution companies and typically represents approximately 85 percent of Nicor’s operating income. Tropical Shipping is a containerized shipping business serving the Bahamas and the Caribbean region that typically represents approximately 10 percent of Nicor’s operating income. Nicor also owns or has equity interests in several energy-related businesses which have begun to provide a small but growing amount of income.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2003	2002	2001

Income before cumulative effect of accounting change	$109.8	$128.0	$122.1
Net income	105.3	128.0	122.1
Earnings per average share of common stock:
Diluted – before cumulative effect of accounting change	2.48	2.88	2.69
Diluted – after cumulative effect of accounting change	2.38	2.88	2.69

Net income was lower in 2003 compared with 2002 due primarily to lower operating income from the gas distribution segment, the cumulative effect of a change in accounting methods and an increase in the effective income tax rate. These factors were partially offset by improved equity investment results due primarily to cash received from a previously written off investment.

Net income was higher in 2002 compared with 2001 due primarily to increased insurance recoveries at the company’s gas distribution segment related to its mercury inspection and repair program, partially offset by other operating income reductions in the gas distribution segment. Lower net interest expense, and operating income improvements in the shipping segment, also contributed to the 2002 improvement.

Nicor’s net income and earnings per share were positively impacted for all periods presented by the recognition of partial recoveries from insurers and contractors and/or reserve reductions for Nicor Gas’ mercury inspection and repair program. The recognition of partial recoveries from insurers and contractors and/or reserve reductions lowered pretax operating expenses by $17.8 million, $29.0 million and $12.2 million in 2003, 2002 and 2001, respectively. For details of Nicor Gas’ mercury inspection and repair program, see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Mercury Program.

Details of various financial and operating information by segment can be found on the pages that follow.

Nicor Inc.	Page 10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating income. Operating income (loss) by major business segment is presented below (in millions):

	2003	2002	2001

Gas distribution	$166.2	$207.0	$194.4
Shipping	22.7	21.2	19.1
Other energy ventures	7.9	6.4	6.8
Corporate and eliminations	(7.4)	(8.1)	(1.1)

	$189.4	$226.5	$219.2

The following summarizes operating income comparisons by business segment:

•	Gas distribution operating income decreased $40.8 million in 2003 as compared to 2002 due primarily to increased operating and maintenance expenses ($20.5 million), lower Chicago Hub results ($8.1 million), higher depreciation ($5.9 million), and lower property sale gains ($3.7 million). Operating income also reflects $17.8 million of mercury-related insurance recoveries in 2003 as compared to $29 million of mercury-related insurance recoveries and reserve reductions in 2002. The impact of weather colder than the prior year was an increase in operating income of about $3 million. These factors are discussed in more detail in the Results of Operations section which follows.

Gas distribution operating income increased $12.6 million in 2002 compared to 2001. The improvement reflects $29.0 million of pretax mercury-related insurance recoveries and reserve reductions in 2002 compared to $12.2 million in the prior year. Annual results were also impacted favorably by lower losses related to a performance-based rate (PBR) plan ($10.7 million), increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather (about $4 million). Results were negatively impacted by higher operating costs, including lower pension credits ($14.1 million), increased legal and accounting costs related primarily to the PBR plan review ($8.7 million), higher depreciation ($5.2 million) and higher health care costs ($3.5 million).

•	Shipping operating income for 2003 rose $1.5 million compared to 2002 due to increased revenues from higher volumes shipped ($3.1 million), higher average rates ($1.4 million) and increased charter income ($1.8 million). These improvements were largely offset by higher fuel costs ($3.1 million) as well as higher other operating expenses ($2 million) in 2003.

Shipping operating income for 2002 increased $2.1 million compared to 2001 due to increased revenues from higher volumes shipped ($46.3 million) attributable primarily to acquisitions in 2002 and 2001, partially offset by the impact of higher operating expenses ($33.6 million) due primarily to increased volumes shipped as a result of the acquisitions and lower average rates ($10.9 million) due mainly to unfavorable economic conditions throughout the Caribbean region.

Nicor Inc.	Page 11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Other energy ventures operating income for 2003 increased $1.5 million compared to 2002. Operating results were higher in Nicor’s energy-related products and services businesses ($.7 million). Also favorably impacting the year was the absence of project losses, as occurred in 2002, on former energy system development activities ($2.7 million).

Other energy ventures operating income for 2002 decreased $.4 million compared to 2001. Higher operating results in the company’s energy-related products and services businesses ($4.2 million) were more than offset by increased losses from the company’s former energy system development activities ($4.7 million).

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	2003	2002	2001

Gas distribution	$2,351.6	$1,590.7	$2,090.8
Shipping	272.2	266.0	230.3
Other energy ventures	96.5	56.9	43.7
Corporate and eliminations	(57.6)	(16.2)	1.5

	$2,662.7	$1,897.4	$2,366.3

Gas distribution revenues increased nearly 50 percent in 2003 compared to 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup, subject to ICC review. The revenue effect of higher natural gas costs was approximately $680 million. Revenues also increased in 2003 by about $40 million due to colder weather. While residential deliveries rose on colder weather, industrial deliveries fell due largely to lower power-generation load affected by mild summer weather.

The decrease in 2002 gas distribution revenues compared to 2001 was due primarily to much lower average natural gas costs. The revenue effect of the lower average natural gas costs, estimated to be approximately $575 million, was partially offset by the impact of colder weather (about $85 million) in 2002 compared to 2001.

In 2003, shipping segment operating revenues increased due primarily to higher volumes shipped ($3.1 million), higher average rates ($1.4 million) and increased charter income ($1.8 million). Higher volumes reflect increased activity from an acquisition that occurred in April 2002.

In 2002, shipping segment results included higher volume-related revenues ($46.3 million) partially offset by lower average rates ($10.9 million). The increases in volume-related revenues resulted primarily from acquisitions. The slow economy in the Caribbean region in 2002 put pressure on rates.

Nicor Inc.	Page 12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The 2003 increase in revenues for other energy ventures was due primarily to the company’s energy-related products and services businesses ($49.4 million), largely reflecting new customers and products, such as utility-bill management products introduced in 2002. Negatively impacting 2003 were decreased revenues from Nicor’s former energy system development activities ($10.1 million).

The 2002 increase in revenues for other energy ventures was due primarily to higher revenue at the company’s energy-related products and services businesses, which increased $27.0 million to $40.0 million. Partially offsetting this increase were decreased revenues from former energy system development activities ($10.1 million).

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against expenses for customers purchasing the utility-bill management products.

Gas distribution margin. Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance. A reconciliation of gas distribution revenues and margin follows (in millions):

	2003	2002	2001

Gas distribution revenues	$2,351.6	$1,590.7	$2,090.8
Cost of gas	(1,692.7)	(970.1)	(1,477.5)
Revenue tax expense	(130.9)	(92.4)	(109.0)

Gas distribution margin	$528.0	$528.2	$504.3

Although 2003 and 2002 were essentially equal, a number of factors impacted margin. Negatively impacting margin in 2003 was a smaller contribution from the Chicago Hub and other nontraditional gas supply-related activities ($10.9 million) and lower industrial deliveries, mainly for power generation ($2.9 million). The company believes commercial and industrial deliveries were unfavorably impacted by general economic conditions and higher natural gas prices. Positively impacting margin were increased customer finance and late payment charges ($8 million) related to higher natural gas prices in 2003. The absence of PBR plan losses as occurred in 2002 ($4.1 million) and increased deliveries due to colder weather than the prior year (about $7 million), partially offset by an unfavorable variance from the company’s weather hedge in 2003 compared to 2002 ($3.5 million), also positively impacted margin.

Gas distribution margin increased $23.9 million in 2002. Contributing to the 2002 improvement were lower PBR plan losses compared to 2001 ($10.7 million). Additional information related to the PBR plan is included in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Performance-Based Rate Plan. Other factors affecting margin in 2002 were the positive effects of increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather (about $4 million), and the negative effect of lower revenues from customer finance and late payment charges ($4.8 million). The reduction of revenues from customer finance and late payment charges was related to lower levels of customer receivables arising from reduced natural gas prices in 2002.

Nicor Inc.	Page 13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution operating and maintenance expense. The increase in gas distribution operating and maintenance expense for 2003 of $20.5 million was due primarily to higher pension costs ($9.7 million), higher insurance expense ($4.2 million), increased bad debt expense ($4.1 million), increased natural gas costs to operate company equipment and facilities ($3.2 million), and higher health care costs ($2.7 million). These negative factors were partially offset by lower expenses related to the review of the company’s PBR plan ($6.2 million).

Gas distribution operating and maintenance expense for 2002 and 2001 was $199.6 million and $177.1 million, respectively. The $22.5 million increase reflects smaller pension credits ($14.1 million), increased legal and accounting costs related primarily to the PBR plan review ($8.7 million) and increased health care costs ($3.5 million). These increases were partially offset by lower natural gas costs to operate company equipment and facilities ($4.2 million).

Gas distribution operating and maintenance expense included pension credits of $9.2 million and $23.3 million in 2002 and 2001, respectively. Pension expense for 2003 was $.5 million. For more details concerning fluctuations in pension credits, see the Factors That May Affect Business Performance - Gas Distribution - Pension Investment Returns section.

Other gas distribution operating expenses. Mercury-related costs (recoveries), net reflects the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. In 2003, 2002 and 2001, Nicor Gas reached agreements with insurers and independent contractors whereby the company recovered approximately $18 million, $20 million and $3 million, respectively, of mercury-related costs. In addition, in each of 2002 and 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Additional information about the company’s mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Mercury Program.

Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings and anticipates an increase in property sale activity in 2004.

Shipping operating expenses. Shipping segment operating expenses rose $4.7 million in 2003 versus 2002 due primarily to higher fuel costs ($3.1 million) and increased vessel charter expenses ($.6 million). Increased fuel costs reflect the impact of higher fuel prices in 2003.

Shipping segment operating expenses rose $33.6 million in 2002 versus 2001 due primarily to increased volumes shipped as a result of acquisitions. Increased costs included higher transportation and voyage costs ($10.6 million), greater leased equipment costs ($5.1 million), higher wage and benefit costs ($4.1 million), and increased vessel charter expenses ($2.6 million).

Nicor Inc.	Page 14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other energy ventures operating expenses. The $38.1 million increase in the 2003 operating expenses compared to 2002 was due primarily to increased expenses at Nicor’s energy-related products and services businesses ($48.6 million) associated largely with the addition of new customers and products. This increase was partially offset by lower operating expenses from the company’s former energy system and design activities ($12.9 million).

The $13.6 million increase in other energy ventures operating expenses for 2002 compared to 2001 was due primarily to increased expenses at Nicor’s energy-related products and services businesses ($22.8 million) associated largely with the addition of new customers and products. The increase was partially offset by lower operating expenses from Nicor’s former energy system development activities ($5.4 million) and its gas distribution technology business ($4.3 million).

Corporate operating expenses and eliminations. Corporate operating expenses of $8.2 million, $6.3 million and $2.6 million in 2003, 2002 and 2001, respectively, include primarily legal and business development costs. These costs were more than offset by intercompany eliminations, related primarily to utility-bill management products offered by one of Nicor’s energy-related products and services businesses.

Equity investment income (loss). Equity investment results were positively affected in 2003 by cash receipts of $9.6 million from the company’s previously written-off investment in Nicor Energy. Lower results in 2002 reflect a $9.2 million investment loss from Nicor Energy, including the impairment writedown, compared with a loss of $.9 million in 2001. Equity investment results also include $5.5 million, $4.1 million and $3.6 million for 2003, 2002 and 2001, respectively, for Nicor’s share of Triton Container Investments LLC results.

Other income (expense). Other income (expense), net was $2.0 million in 2003, $3.4 million in 2002, and $7.6 million in 2001. The fluctuation from year to year was due primarily to reduced short-term investment levels and the resultant effect on interest income.

Interest expense. Interest expense decreased $1.2 million in 2003 and was down $7.5 million in 2002 compared to 2001 due to lower average borrowing levels and interest rates.

Income taxes. The company’s effective income tax rate rose to 35 percent in 2003 as compared to 31 percent in 2002 due principally to the effects of an increase in tax expense in 2003 relating to adjustments of deferred tax accounts and a reduction in tax expense in 2002 resulting from the completion of an income tax audit.

Cumulative effect of accounting change. The cumulative effect of a January 1, 2003 required accounting change relates to the application of accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage and transportation contracts, at Nicor Enerchange, Nicor’s wholesale natural gas marketing business.

Nicor Inc.	Page 15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics

	2003	2002	2001

Operating revenues (millions)
Sales
Residential	$1,611.9	$1,057.4	$1,486.4
Commercial	351.7	209.4	274.6
Industrial	51.2	32.5	41.5

	2,014.8	1,299.3	1,802.5

Transportation
Residential	22.7	16.3	9.5
Commercial	71.6	75.6	75.0
Industrial	41.7	45.8	45.6
Other	12.0	7.6	7.5

	148.0	145.3	137.6

Other revenues
Revenue taxes	134.0	95.3	112.3
Environmental cost recovery	31.3	24.6	15.6
Performance-based rate plan	—	(4.1)	(14.8)
Chicago Hub	7.3	15.4	13.0
Other	16.2	14.9	24.6

	188.8	146.1	150.7

	$2,351.6	$1,590.7	$2,090.8

Deliveries (Bcf)
Sales
Residential	214.9	212.9	201.5
Commercial	46.7	41.6	37.2
Industrial	7.0	6.9	5.9

	268.6	261.4	244.6

Transportation
Residential	16.6	11.0	6.1
Commercial	87.8	97.5	89.2
Industrial	121.2	149.2	135.3

	225.6	257.7	230.6

	494.2	519.1	475.2

Year-end customers (thousands)
Sales
Residential	1,745.2	1,733.6	1,766.5
Commercial	114.5	108.9	102.7
Industrial	7.3	7.0	6.7

	1,867.0	1,849.5	1,875.9

Transportation
Residential	145.1	126.8	58.1
Commercial	58.3	62.4	66.0
Industrial	6.2	6.7	7.1

	209.6	195.9	131.2

	2,076.6	2,045.4	2,007.1

Other statistics
Degree days (normal 6,000)	6,068	5,779	5,422
Colder (warmer) than normal	1%	(4)%	(10)%
Average gas cost per Mcf sold	$6.24	$3.67	$6.00

Nicor Inc.	Page 16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Statistics

	2003	2002	2001

TEUs shipped (thousands)	177.1	175.1	145.7
Revenue per TEU	$1,525	$1,517	$1,579
Ports served	25	24	21
Vessels operated	15	16	17

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. During the first and second quarters, positive cash flow generally occurs from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter.

Net cash flow (used for) provided from operating activities was $(12.6) million, $268.3 million and $491.3 million in 2003, 2002 and 2001, respectively. Operating cash flow for 2003 was negative due primarily to changes in working capital items in the gas distribution segment. Two decisions in 2003 were the primary factors underlying the working capital changes. First, the company significantly increased the quantity of owned gas in storage at December 31, 2003 as compared to December 31, 2002. In addition, to reduce associated costs, the company chose to fund a significant portion of those purchases through short-term borrowings (which are shown outside the operating segment, in the financing segment, of the Consolidated Statements of Cash Flows) instead of accounts payable. As noted in the financing activities section of Management’s Discussion and Analysis, the company had increased its short-term debt borrowing capacity in anticipation of these two and other factors (including higher gas costs), accommodating the funding of these decisions without impacting the level of long-term borrowing. The company believes that operating cash flow will be positive in 2004, as inventory and accounts payable balances at year-end 2004 should be comparable to year-end 2003.

In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. Decisions by taxing authorities may significantly impact the company’s cash flow.

Operating cash flow was significantly lower in 2002 compared to 2001 due primarily to changes in accounts receivable, accrued/deferred gas costs and accounts payable balances associated with natural gas price volatility.

Nicor Inc.	Page 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital expenditures. Capital expenditures by business segment are presented below (in millions):

	Estimated
	2004	2003	2002	2001

Gas distribution	$170	$172.9	$169.5	$149.8
Shipping	10	5.9	19.6	34.8
Other energy ventures	7	2.5	3.4	1.1

	$187	$181.3	$192.5	$185.7

Capital expenditures in the gas distribution segment for 2003 versus 2002 remained relatively level. Increased costs in 2003 for public main improvements of $8 million and higher capitalized pension costs of $3 million were offset by a $6 million decrease in supply operations expenditures compared with 2002. Supply operations expenditures in 2002 included the acquisition of a compressor for a storage facility. Gas distribution capital expenditures were higher in 2002 than in 2001 due primarily to the acquisition of the compressor and $6 million of higher capitalized employee benefit costs.

Shipping segment capital expenditures were higher than normal in 2001 due primarily to the construction of two vessels. Expenditures were lower in 2002 and were further reduced in 2003 because vessel construction was completed in early 2002. Shipping segment capital expenditures are expected to rise in 2004 due to facilities renovations, the purchase of freight handling equipment and systems upgrades that were postponed from 2003.

Capital expenditures are expected to be higher at our other energy ventures in 2004 as computer systems are upgraded and facilities expanded at our retail energy-related products and services businesses.

Other investing activities. Nicor invested $10 million in each of 2003, 2002 and 2001 in a cargo container leasing business and may invest a similar amount in 2004. Nicor’s equity investment in this business at December 31, 2003 was $83.2 million.

In 2002, Nicor invested $16.5 million for a 50-percent share of equity in Horizon Pipeline. Nicor’s equity investment in this business at December 31, 2003 was $19.9 million. Additional information about Horizon Pipeline is presented on page 25.

Nicor’s equity investment in Nicor Energy was written off during the third quarter of 2002. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. Any future gains or losses are expected to be minimal. Additional information about transactions with Nicor Energy is provided within the Nicor Energy section of the Notes to the Consolidated Financial Statements - Note 19 Contingencies.

In 2003, 2002 and 2001, Nicor Services, one of Nicor’s retail energy-related products and services businesses, acquired existing operations and assets to establish a heating, ventilation and air conditioning (HVAC) business. All purchases were made with shares of Nicor stock. Currently, Nicor Services has no plans for further HVAC acquisitions.

Nicor Inc.	Page 18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2002, Tropical Shipping purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, expanding its network of Caribbean and South American destinations. In 2001, Tropical Shipping acquired the container assets of Kent Line International for cash, allowing Tropical Shipping to offer Canadian customers an all-water service from New Brunswick, Canada, to Tropical Shipping’s network of Caribbean destinations and Florida.

Financing activities. Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. As of the filing date of this report, the credit ratings as assigned by Standard and Poor’s Ratings Services (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch) are as follows.

	S&P	Moody’s	Fitch

Nicor Inc.
Commercial Paper	A-1+	P-1	F1
Unsecured Credit Facility	AA-	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F1+
First Mortgage Bonds	AA	Aa3	AA
Unsecured Credit Facility	AA-	n/a	n/a
Senior Unsecured Debt	AA	A1	AA-

In 2003, Moody’s downgraded Nicor Gas’ First Mortgage Bonds from Aa1 to Aa3, and Nicor Gas’ senior unsecured debt from Aa2 to A1. In 2002, Fitch downgraded Nicor Inc.’s commercial paper from F1+ to F1, Nicor Gas’ First Mortgage Bonds from AA+ to AA, and Nicor Gas’ senior unsecured debt from AA to AA-. As of December 31, 2003, S&P’s ratings outlook for the company was Stable while Moody’s and Fitch’s ratings outlooks were Negative.

Nicor’s debt-related financial statistics at December 31 include:

	2003	2002	2001

Long-term debt, net of current maturities, as a percent of capitalization	39.7%	35.1%	38.6%
Times interest earned, before income taxes	5.5	5.7	4.8

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes. At December 31, 2003, the company had the capacity to issue about another $350 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for immediate issuance under a July 2001 shelf registration filing. Nicor is in compliance with its debt covenants and believes it will continue to remain so. Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.

Nicor Inc.	Page 19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90%, and $50 million due in 2033 at 5.90%. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75% and $50 million due in 2027 at 7.375%.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

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

Short-term debt. The company relies on short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaled $2.9 million and are being amortized over the respective terms of the agreements as interest expense. The company had $575 million and $315 million of commercial paper borrowings outstanding at December 31, 2003 and 2002, respectively.

Under the company’s 2003/2004 short-term line of credit agreements, if (1) Nicor’s or Nicor Gas’ ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at December 31, 2003, or (2) Nicor’s or Nicor Gas’ twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing two-thirds of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with these covenants at December 31, 2003. The company expects that commercial paper and the related backup line of credit agreements funding will continue to be available in the foreseeable future.

Common stock. In 2001, Nicor completed a previously initiated $50 million common stock repurchase program and announced a new $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. The company purchased and retired .4 million and 1.1 million common shares in 2002 and 2001, respectively, at a cost of $18 million and $42 million, respectively, under the stock repurchase programs. There were no purchases under the existing program in 2003, and at December 31, 2003, approximately $22 million remained authorized for the repurchase of common stock.

Nicor increased its quarterly common stock dividend rate during 2003 by 1.1 percent to $.465 per common share. The company paid dividends on its common stock of $81.7 million, $80.4 million and $78.5 million in 2003, 2002 and 2001, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Nicor Inc.	Page 20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual obligations. As of December 31, 2003, Nicor had contractual obligations with payments due as follows (in millions):

	Payments due by period

		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years

Purchase obligations	$1,240.9	$654.0	$377.4	$165.3	$44.2
Long-term debt	500.0	—	50.0	75.0	375.0
Operating leases	54.0	18.1	24.0	5.1	6.8
Other long-term obligations	13.1	2.7	5.5	3.2	1.7

	$1,808.0	$674.8	$456.9	$248.6	$427.7

Purchase obligations consist primarily of natural gas transportation and storage contracts, and natural gas purchase agreements in the gas distribution and wholesale natural gas marketing segments. Purchase obligations also include obligations to purchase natural gas at future market prices, calculated using December 31, 2003 NYMEX futures prices.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $23.7 million, $23.0 million and $14.6 million in 2003, 2002 and 2001, respectively.

Off-balance sheet arrangements. Nicor has certain guarantees, as further described in the Notes to the Consolidated Financial Statements — Note 18 Guarantees and Indemnities. The company believes that it is unlikely that these guarantees will have a material effect on its financial condition.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

CRITICAL ACCOUNTING ESTIMATES

Nicor prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly require Nicor’s management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The use of estimates and the selection of accounting policies affect Nicor’s reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements and are described throughout the Notes to the Consolidated Financial Statements.

Nicor Inc.	Page 21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although there are numerous areas in which Nicor’s management makes significant accounting estimates, it believes its critical estimates are those that require management’s most difficult and subjective or complex judgments. Nicor’s management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, income taxes, credit risk and unbilled revenues because they are estimates which could materially impact Nicor’s financial statements.

Loss contingencies. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency at Nicor Gas described in the Notes to the Consolidated Financial Statements - Note 19 Contingencies.

Derivative instruments. The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections, and changes in hedge effectiveness may impact the accounting treatment. These determinations and changes in estimates may have a material impact on reported results.

Income taxes. A deferred income tax liability is not required on undistributed foreign earnings that are indefinitely reinvested offshore. Nicor has recorded a $47 million deferred income tax liability associated with foreign earnings it may repatriate, and it has not recorded deferred income taxes of $7 million on approximately $20 million of cumulative undistributed foreign earnings it believes to be indefinitely reinvested offshore. Changes in management plans or circumstances could result in a different deferred income tax liability.

Credit risk. Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor’s estimates. Nicor’s allowance for doubtful accounts at December 31, 2003, 2002 and 2001 was $21.2 million, $16.9 million and $12.3 million, respectively, as presented on Schedule II on page 67.

Unbilled revenues. Nicor Gas estimates revenues for gas deliveries not yet billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of factors which require management judgment, including projections of gas costs, weather and customer usage. These estimates are adjusted when actual billings occur, and changes in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2003, 2002 and 2001 were $139 million, $142.4 million and $88.1 million, respectively.

Nicor Inc.	Page 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor’s businesses.

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region’s economy is diverse and its customer base has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2003, residential, commercial and industrial customers accounted for approximately 45 percent, 30 percent and 25 percent of natural gas deliveries, respectively.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In 2001, 2002 and the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No agreement is in effect for the 2003/2004 heating season. There is a partial offset to Nicor Gas’ weather risk that arises from the utility-bill management products marketed by Nicor Solutions, a Nicor energy-related products and services business. Before consideration of this offset, it is estimated that in 2004 a 100-degree-day variation from normal weather (about 6,000 degree days per year) may affect Nicor’s earnings per share by about 2-1/2 cents. It is estimated that the offset arising from utility-bill management products is at least one third that amount. The actual amount of this offset will vary depending on the number of customers for these products and the market price for natural gas. The company will continue to evaluate its coverage options to determine whether any weather protection should be purchased.

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

Nicor Gas’ growth in natural gas deliveries has traditionally come from customer additions and increased usage by commercial and industrial customers. In 2003 commercial and industrial deliveries were unfavorably impacted by general economic conditions. The company is uncertain as to the long-term impact of this factor.

Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

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

Storage and supply. Nicor Gas has a direct connection to eight interstate pipelines and extensive underground storage capacity that provides the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Customer choice of commodity supplier. Since March 2002, all Nicor Gas customers have had a choice of natural gas suppliers. Previously, supplier choice was available to all industrial and commercial customers and about 15 percent of residential customers. The choice of another natural gas commodity supplier has no direct impact on gas distribution margin because natural gas costs are passed directly through to customers without markup, subject to ICC review. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increasing bad debt expense in the past three years due in part to high natural gas prices and increasingly adverse credit experience consistent with general market conditions. It is expected that high natural gas prices will continue in 2004. See also the Credit Risk section on page 27.

Pension investment returns. Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company’s pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2002, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company’s 2003 operating income. The company’s pension credit (expense) included in operating income was $(.5) million, $9.2 million and $23.3 million in 2003, 2002 and 2001, respectively. Pension credits represented 4 percent and 12 percent of Nicor’s net income in 2002 and 2001, respectively.

The October 1, 2003 actuarial valuation reflected higher asset values which, absent any plan or accounting rule changes, will lead to a pension credit for 2004, increasing operating income by about $3 million. Actuarial assumptions affecting 2004 include an expected rate of return on plan assets of 8.50% and a discount rate of 6.00%, reduced from 8.75% and 6.75%, respectively, for 2003. Anticipated impacts of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 have not yet been estimated by Nicor Gas.

The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions. However, substantial declines in market performance or changes to actuarial assumptions could require future company contributions.

Nicor Inc.	Page 24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nontraditional activities. Nicor Gas continues to pursue nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. During 2003, 2002 and 2001, the Chicago Hub contributed to operating income $7.3 million, $15.4 million and $13.0 million, respectively. The 2003 decline reflects primarily unfavorable general market conditions, including less liquidity in the market.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Nicor Gas has the option to seek ICC approval for a base rate increase. Once started, a rate relief proceeding generally takes about one year. The company’s last rate increase was in 1996. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Performance-Based Rate Plan.

Labor negotiations. The current labor contract between Nicor Gas and the International Brotherhood of Electrical Workers (IBEW) Local 19 expires on February 29, 2004. The current agreement covers approximately 1,500 physical and clerical employees of Nicor Gas. As of the filing date of this report, negotiations between IBEW representatives and the company continue. Nicor Gas believes that there are adequate contingency plans in the event of a work stoppage, which the company currently does not expect.

Outlook. Due to the absence of gains from mercury-related recoveries that occurred in 2003 and higher operating costs, gas distribution results for 2004 are expected to be lower than 2003. Also, the ICC’s Performance-Based Rate Plan/Purchased Gas Adjustment review could significantly affect 2004 results, but is not estimable.

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and Caribbean region. Tropical Shipping has a reputation for providing quality, on-time delivery service - a reputation that has helped the company establish a leading position in most of the markets it serves. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region.

The company’s shipments consist primarily of southbound cargo such as food, building materials and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping’s cargo consists of northbound shipments of agricultural products and apparel, and interisland shipments.

Tropical Shipping’s financial results can be affected significantly by general economic conditions in the United States, the Caribbean region and Canada. The Caribbean marketplace is very competitive, with global carriers having established a presence in several markets that Tropical Shipping serves. Unfavorable economic conditions in the Caribbean and the United States have had a negative impact on tourism and on construction projects in many of the markets served and continues to put competitive pressures on rates. Tropical Shipping is continuing to meet these challenges by focusing on superior customer service, controlling costs, and maximizing the efficiency and utilization of its vessel fleet and shore assets.

Nicor Inc.	Page 25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tropical Shipping is implementing recent U.S. legislation (the Maritime Transportation Security Act) and corresponding international law (The International Ship and Port-facility Security Code), which require comprehensive security assessments and plans for vessels and facilities, not only in the United States but throughout the world. The measures required for compliance are far-reaching, and trade could be adversely affected in areas where foreign ports do not comply.

In 2002, Tropical Shipping purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, expanding its network of Caribbean and South American destinations. In 2001, Tropical Shipping acquired the container assets of Kent Line International for cash, which allowed it to begin offering Canadian customers an all-water service from New Brunswick, Canada, to Tropical Shipping’s network of Caribbean destinations and Florida.

Nicor anticipates 2004 results in the shipping segment to be fairly consistent with 2003.

Other energy ventures. Nicor owns several energy-related businesses including two retail energy-related products and services companies and a natural gas marketing company. Nicor is also involved in several joint ventures, including a natural gas pipeline, is pursuing various other energy-related ventures and has almost fully liquidated its investment in a retail energy marketing joint venture.

Nicor Services and Nicor Solutions provide energy-related products and services for retail markets, including residential and small commercial users. Nicor Services offers products and services covering the sales, installation, maintenance, repair and improvement of heating and air conditioning related equipment, including natural gas piping inside homes, ductwork and other equipment. Nicor Solutions offers its customers energy-related financial products, which include utility-bill management plans as well as natural gas price protection plans. Nicor’s retail businesses contributed $8.1 million in operating income in 2003, compared with $7.4 million in 2002 and $3.2 million in 2001.

Nicor Enerchange engages in wholesale marketing of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub and manages Nicor Solutions product risk. Reductions in the storage capacity available to Nicor Enerchange may negatively impact its results. Nicor Enerchange contributed $1.6 million of operating income in 2003, compared with $3.2 million in 2002 and in 2001. Net income for 2003 also included a $4.5 million cumulative effect loss, net of income tax expense, from an accounting change which requires the application of accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts. See the Notes to the Consolidated Financial Statements - Note 2 Cumulative Effect of Change in Accounting. Annual and interim results are subject to greater volatility under the new accounting method.

Horizon Pipeline, a 50-percent-owned joint venture with Natural Gas Pipeline Company of America, began operating a 74-mile pipeline in northern Illinois in mid-2002. In 2003 and 2002, Horizon Pipeline contributed $1.5 million and $1.3 million of pretax earnings, respectively. Nicor continues to explore new energy ventures.

Nicor Inc.	Page 26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor has substantially liquidated its investment in Nicor Energy, a 50-percent-owned retail energy marketing joint venture with Dynegy Marketing and Trade. Nicor’s investment in Nicor Energy was written off in 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor Energy disposed of its customer contracts, ceased operations, and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor recorded gains of $9.6 million in 2003 upon the receipt of cash from Nicor Energy and future gains or losses are expected to be minimal.

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices, credit conditions and interest rates. It is Nicor’s practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts and duration, and in some cases value at risk (VaR). VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company’s risk management committee has established exposure limits at such a level that material adverse economic results are not expected. The company’s commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

In accordance with Securities and Exchange Commission (SEC) disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore also relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on Nicor’s unhedged positions at December 31, 2003, a 10 percent decrease in natural gas prices would have increased Nicor’s earnings at December 31, 2003 by about $100,000, which is not materially different than in the prior year.

Nicor’s regulated utility, Nicor Gas, is not directly exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial increases in natural gas prices may indirectly impact Nicor Gas’ earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is mitigating these risks through the use of fixed-price purchase agreements, futures contracts and swap agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative instruments such as futures, options, forwards and swaps may be used to hedge this risk. In addition, management believes it has taken appropriate steps to mitigate the risks of loss associated with its utility-bill management products.

Nicor Inc.	Page 27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2003, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, had derivative contracts outstanding with the following fair values (in millions):

		Maturity

	Total	Less than	1 to 3	3 to 5
Source of Fair Value	Fair Value	1 Year	Years	Years

Prices actively quoted	$1.1	$2.5	$(1.4)	$—
Prices based on pricing models	.1	—	.1	—

Total	$1.2	$2.5	$(1.3)	$—

Credit risk. The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization, the Notes to the Consolidated Financial Statements - Note 8 Fair Value of Financial Instruments and the Notes to the Consolidated Financial Statements - Note 7 Short-Term and Long-Term Debt.

Other. The 2004 effective income tax rate is currently expected to be about 32 percent.

Contingencies. The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor’s liquidity or financial condition.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused

Nicor Inc.	Page 28

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.1 million liability at December 31, 2003. Included in such $24.1 million adjustments is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items results in a $2.8 million reimbursement the company is seeking as of December 31, 2003, pending resolution of the proceedings discussed below. The company has taken steps throughout 2003 to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO’s motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Inc.	Page 29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General’s Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO are jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2003.

Nicor Energy. Significant developments have occurred relating to Nicor’s 50-percent interest in Nicor Energy. Accounting irregularities at Nicor Energy were identified in 2002. Information about these developments is presented within the Notes to the Consolidated Financial Statements – Note 19 Contingencies – Nicor Energy.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy, a 50/50 joint venture between Nicor Inc. and Dynegy Inc., of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to the charges. Separately, on December 10, 2003, the United States Securities and Exchange Commission (SEC) filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company’s financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Securities Class Actions.

Nicor Inc.	Page 30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Shareholder Derivative Lawsuits.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. See the Notes to the Consolidated Financial Statements - Note 19 Contingencies.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     This document includes certain forward-looking statements about the expectations of Nicor, and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; health care costs; insurance costs; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see the Market Risk section beginning on page 26, which is incorporated herein by reference.

Nicor Inc.	Page 31

Item 8. Financial Statements and Supplementary Data

Nicor Inc.	Page 32

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nicor Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2003, the Company changed its method of accounting for energy trading activities and gas inventories and its method of classifying future removal costs of utility property, plant and equipment.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2004

Nicor Inc.	Page 33

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31

	2003	2002	2001

Operating revenues
Gas distribution (includes revenue taxes of $134.0, $95.3, and $112.3, respectively)	$2,351.6	$1,590.7	$2,090.8
Shipping	272.2	266.0	230.3
Other energy ventures	96.5	56.9	43.7
Corporate and eliminations	(57.6)	(16.2)	1.5

	2,662.7	1,897.4	2,366.3
Operating expenses
Gas distribution
Cost of gas	1,692.7	970.1	1,477.5
Operating and maintenance	220.1	199.6	177.1
Depreciation	143.5	137.6	132.4
Taxes, other than income taxes	147.3	109.5	125.5
Mercury-related costs (recoveries), net	(17.8)	(29.0)	(12.2)
Property sale gains	(.4)	(4.1)	(3.9)
Shipping	249.5	244.8	211.2
Other energy ventures	88.6	50.5	36.9
Corporate and eliminations	(50.2)	(8.1)	2.6

	2,473.3	1,670.9	2,147.1

Operating income	189.4	226.5	219.2
Equity investment income (loss)	15.3	(5.8)	.4
Other income (expense), net	2.0	3.4	7.6
Interest expense, net of amounts capitalized	37.3	38.5	46.0

Income before income taxes and cumulative effect of accounting change	169.4	185.6	181.2
Income taxes	59.6	57.6	59.1

Income before cumulative effect of accounting change	109.8	128.0	122.1
Cumulative effect of accounting change, net of $3.0 income tax benefit	(4.5)	—	—

Net income	105.3	128.0	122.1
Dividends on preferred stock	.1	.2	.3

Earnings applicable to common stock	$105.2	$127.8	$121.8

Average shares of common stock outstanding
Basic	44.0	44.1	45.1
Diluted	44.2	44.3	45.2

Earnings per average share of common stock
Basic
Before cumulative effect of accounting change	$2.49	$2.90	$2.70
Cumulative effect of accounting change, net of tax	(.10)	—	—

	$2.39	$2.90	$2.70

Diluted
Before cumulative effect of accounting change	$2.48	$2.88	$2.69
Cumulative effect of accounting change, net of tax	(.10)	—	—

	$2.38	$2.88	$2.69

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 34

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31

	2003	2002	2001

Operating activities
Net income	$105.3	$128.0	$122.1
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	161.7	155.0	148.8
Deferred income tax expense	132.6	68.1	21.6
Cumulative effect of accounting change	4.5	—	—
Gain on sale of property, plant and equipment	(1.9)	(5.4)	(5.1)
Changes in assets and liabilities:
Receivables, less allowances	(11.2)	(116.4)	308.5
Gas in storage	(195.6)	(8.9)	(9.3)
Deferred/accrued gas costs	(20.3)	(40.9)	183.7
Prepaid pension costs	—	(12.8)	(32.0)
Other assets	13.9	(70.8)	20.4
Accounts payable	(164.6)	101.2	(206.5)
Accrued mercury-related costs	(1.5)	(13.6)	(41.0)
Other liabilities	(23.2)	77.2	(19.9)
Other	(12.3)	7.6	—

Net cash flow (used for) provided from operating activities	(12.6)	268.3	491.3

Investing activities
Capital expenditures	(181.3)	(192.5)	(185.7)
Net decrease (increase) in short-term investments	(7.2)	8.5	8.8
Purchase of equity investments	(12.7)	(12.7)	(15.1)
Loans to joint ventures	—	(64.4)	(30.1)
Repayments from joint ventures	8.3	87.4	—
Investment in joint ventures	—	(16.5)	—
Business acquisitions	(.4)	(10.2)	(4.9)
Net proceeds from sale of property, plant and equipment	3.5	8.8	6.4
Other	3.8	2.4	.2

Net cash flow used for investing activities	(186.0)	(189.2)	(220.4)

Financing activities
Net proceeds from issuing long-term debt	147.8	49.9	247.2
Disbursements to retire long-term debt	(152.5)	—	(279.5)
Short-term borrowings (repayments), net	260.0	38.0	(165.0)
Dividends paid	(81.8)	(80.7)	(78.8)
Disbursements to reacquire stock	(2.3)	(26.5)	(46.3)
Other	2.5	1.4	2.8

Net cash flow provided from (used for) financing activities	173.7	(17.9)	(319.6)

Net (decrease) increase in cash and cash equivalents	(24.9)	61.2	(48.7)
Cash and cash equivalents, beginning of year	75.2	14.0	62.7

Cash and cash equivalents, end of year	$50.3	$75.2	$14.0

Supplemental information
Income taxes paid (refunded), net	$(73.3)	$2.4	$26.7
Interest paid, net of amounts capitalized	41.1	34.6	46.9

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 35

Consolidated Balance Sheets
(millions)

	December 31

	2003	2002

Assets
Current assets
Cash and cash equivalents	$50.3	$75.2
Short-term investments, at cost which approximates market	32.9	25.7
Receivables, less allowances of $21.2 and $16.9, respectively	476.8	467.4
Gas in storage	236.0	52.3
Deferred income taxes	66.8	34.9
Other	53.1	52.2

	915.9	707.7

Property, plant and equipment, at cost
Gas distribution	3,694.8	3,558.1
Shipping	296.6	309.1
Other	8.1	5.6

	3,999.5	3,872.8
Less accumulated depreciation	1,515.3	2,076.0

	2,484.2	1,796.8

Prepaid pension costs	177.1	177.1
Other assets	220.0	217.8

	$3,797.2	$2,899.4

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$—	$100.0
Short-term borrowings	575.0	315.0
Accounts payable	385.4	556.3
Accrued gas costs	47.0	67.3
Accrued dividends payable	20.5	20.3
Other	40.8	39.7

	1,068.7	1,098.6

Deferred credits and other liabilities
Accrued removal costs	670.0	—
Deferred income taxes	561.4	386.1
Regulatory income tax liability	48.4	62.2
Unamortized investment tax credits	35.6	37.5
Other	161.6	186.1

	1,477.0	671.9

Capitalization
Long-term obligations
Long-term bonds and notes	495.1	396.2
Mandatorily redeemable preferred stock	1.8	—

	496.9	396.2
Mandatorily redeemable preferred stock	—	4.3
Common equity	754.6	728.4

	1,251.5	1,128.9

	$3,797.2	$2,899.4

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 36

Consolidated Statements of Capitalization
(millions, except share data)

	December 31

	2003		2002

First Mortgage Bonds
5.75% Series due 2003	$—		$50.0
5.55% Series due 2006	50.0		50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		—
7.375% Series due 2027	—		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		—
5.90% Series due 2033	50.0		—

	500.0		450.0
Less: Amount due within one year	—		50.0
Unamortized debt discount, net of premium	4.9		3.8

	495.1	39.6%	396.2	35.1%

Long-term notes
Note payable due in 2003 at variable interest rate	—		50.0
Less amount due within one year	—		50.0

	—	—	—	—

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred shares authorized; and cumulative, without par value, 20,000,000 preference shares authorized (35,944 and 84,857 shares of redeemable preferred stock, 4.48% and 5.00% series, outstanding, respectively)	1.8	.1	4.3	.4

Common equity
Common stock, $2.50 par value, 160,000,000 shares authorized (2,628,961 and 4,345,417 shares reserved for conversion and other purposes, and 44,040,390 and 44,011,206 shares outstanding, respectively)	110.1		110.0
Paid-in capital	3.6		1.2
Retained earnings	647.1		623.8
Unearned compensation	(.2)		(.3)
Accumulated other comprehensive income
Cash flow hedges	(4.3)		(4.9)
Minimum pension liability	(1.5)		(1.4)
Foreign currency translation adjustment	(.2)		—

	(6.0)		(6.3)

	754.6	60.3	728.4	64.5

	$1,251.5	100.0%	$1,128.9	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 37

Consolidated Statements of Common Equity
(millions, except per share data)

	Year ended December 31

	2003	2002	2001

Common stock
Balance at beginning of year	$110.0	$111.0	$113.7
Issued and converted stock	.1	.5	.5
Reacquired and cancelled stock	—	(1.5)	(3.2)

Balance at end of year	110.1	110.0	111.0

Paid-in capital
Balance at beginning of year	1.2	—	—
Issued and converted stock	2.3	6.8	1.5
Reacquired and cancelled stock	.1	(5.6)	(1.5)

Balance at end of year	3.6	1.2	—

Retained earnings
Balance at beginning of year	623.8	593.5	592.4
Net income	105.3	128.0	122.1
Dividends on common stock ($1.86, $1.84 and $1.76 per share, respectively)	(81.9)	(81.1)	(79.1)
Dividends on preferred stock	(.1)	(.2)	(.3)
Reacquired and cancelled stock	—	(16.4)	(41.6)

Balance at end of year	647.1	623.8	593.5

Unearned compensation
Balance at beginning of year	(.3)	—	—
Issued restricted stock	—	(.4)	—
Restricted stock amortization	.1	.1	—

Balance at end of year	(.2)	(.3)	—

Accumulated other comprehensive income (loss)
Balance at beginning of year	(6.3)	(.3)	(.9)
Other comprehensive income (loss)	.3	(6.0)	.6

Balance at end of year	(6.0)	(6.3)	(.3)

	$754.6	$728.4	$704.2

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31

	2003	2002	2001

Net income	$105.3	$128.0	$122.1
Other comprehensive income (loss), before tax
Gain (loss) on cash flow hedges, net	(17.4)	(8.5)	1.3
Reclassifications to net income	18.3	(.9)	(.1)
Decrease (increase) to minimum pension liability	(.1)	(.6)	(.3)
Foreign currency translation adjustment	(.2)	—	.1

	.6	(10.0)	1.0
Related income tax expense	(.3)	4.0	(.4)

Other comprehensive income, net of tax	.3	(6.0)	.6

Comprehensive income	$105.6	$122.0	$122.7

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 38

Notes to the Consolidated Financial Statements

1. ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. (Nicor) and its subsidiaries. Nicor’s key subsidiaries are described in Note 13 Business Segment and Geographic Information. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental and tax loss contingencies, the identification and valuation of derivative instruments, unbilled revenues, postretirement benefits, income taxes, potential asset impairments, and the allowance for doubtful accounts.

Reclassifications. Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

Cash and cash equivalents. The company considers investments of domestic subsidiaries purchased with an initial maturity of three months or less to be cash equivalents.

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

	2003	2002

Accrued removal costs	$(670.0)	$(625.0)
Accrued gas costs	(47.0)	(67.3)
Regulatory income tax liability	(48.4)	(62.2)
Unamortized loss on reacquired debt	20.9	19.0
Deferred environmental costs	37.0	54.7

	$(707.5)	$(680.8)

Estimated accrued removal costs were classified in accumulated depreciation at December 31, 2002 and as a noncurrent liability at December 31, 2003. The unamortized loss on reacquired debt and deferred environmental costs are classified in other noncurrent assets.

Equity investments. The company invests in several partnerships and limited liability companies that are accounted for under the equity method. Related investment balances classified as noncurrent assets at December 31, 2003 and 2002 were $108.9 million and $93.3 million, respectively, including $83.2 million and $70.3 million, respectively, related to Triton Container Investments LLC (Triton), a cargo container leasing company.

Nicor Inc.	Page 39

Notes to the Consolidated Financial Statements (continued)

Derivative instruments. At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas for customers. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options and swap agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. To the extent that hedge accounting is elected, unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income or loss. When the forecasted expenses are incurred, the accumulated other comprehensive income or loss component is reclassified to operating and maintenance expense.

Through the first quarter of 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

Derivative instruments and other energy-related contracts are used by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, to hedge price risk associated with inventories of natural gas, fixed-price purchase and sale agreements and risk related to Nicor Solutions’ utility-bill management products. Through 2002, this business had recorded substantially all of its portfolio of derivative instruments, other energy-related contracts and physical inventories at fair value. Fair values were determined from quoted market prices and other external sources, where available, or were estimated using internal models. Estimates from internal models were not material to Nicor’s financial statements. As noted in Note 2 Cumulative Effect of Change in Accounting, effective January 1, 2003, Nicor Enerchange no longer records substantially all of its portfolio at fair value. As a result, changes in estimated fair values may have a material impact on Nicor’s financial statements.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Changes in the fair value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon the issuance of the debt, the amount deferred in accumulated other comprehensive income is amortized to interest expense over the life of the debt instrument. At December 31, 2003, the cash flow hedges component of accumulated other comprehensive loss of $4.3 million, reported net of $2.8 million of related income tax benefits, represented mostly losses on financial derivatives designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003. These losses are being amortized to interest expense over the life of the bonds.

The company generally classifies cash flows from derivatives in the same category as cash flows from the related hedged item.

Credit risk. Nicor’s major subsidiaries have diversified customer bases and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

Nicor Inc.	Page 40

Notes to the Consolidated Financial Statements (continued)

Operating revenues and gas costs. Gas distribution revenues are recorded when gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary, and is subject to ICC review. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

In the shipping segment, revenues and related delivery costs are recorded at the time vessels depart from port. While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company’s policy does not have a material impact on financial results.

Repair and maintenance expense. Nicor records expense for repair and maintenance costs as incurred, with one exception - Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs of its owned vessels. These costs are generally accrued over a three-year period.

Legal defense costs. The company accrues future legal defense costs associated with loss contingencies in the period in which it is determined that such costs are probable of being incurred and are reasonably estimable.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of shipping-segment vessels range from 20 to 25 years.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2003, 2002 and 2001 were $130.9 million, $92.5 million and $108.9 million, respectively.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. In the gas distribution segment, investment tax credits and regulatory income tax liabilities are amortized to income over the lives of related properties. In the shipping segment, the company has recorded a $47 million deferred income tax liability associated with foreign earnings it may repatriate. An income tax liability of $7 million has not been provided on approximately $20 million of cumulative undistributed foreign earnings through December 31, 2003, which are considered by management to be indefinitely invested in foreign operations.

Stock options and awards. Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor’s current option terms.

Nicor Inc.	Page 41

Notes to the Consolidated Financial Statements (continued)

As required by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, if compensation expense for the stock options had been recognized based upon the fair value method, the impact on the company’s net income and earnings per share would have been as follows (in millions, except per share data):

	2003	2002	2001

Net income
As reported	$105.3	$128.0	$122.1
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	.7	.6	.5

Pro forma	$104.6	$127.4	$121.6

Earnings per share
Basic – As reported	$2.39	$2.90	$2.70
Basic – Pro forma	2.38	2.88	2.69
Diluted – As reported	2.38	2.88	2.69
Diluted – Pro forma	2.37	2.87	2.68

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor’s wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage and transportation agreements. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits. Pro forma results for the years ended December 31, 2002 and 2001 had the new method been applied could not be reasonably determined and are therefore not presented.

3. OTHER ACCOUNTING CHANGES

Asset retirement obligations. In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. This standard became effective on January 1, 2003.

The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation under FAS 143. However, the company has determined that due to the indefinite life of such assets a fair value liability is generally not measurable. On January 1, 2003, a $3.5 million asset retirement obligation for the expected replacement of inside mercury regulators was recorded at Nicor Gas. Certain costs associated with the retirement of other items at Nicor companies, including polychlorinated biphenyls, underground storage tanks and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Inc.	Page 42

Notes to the Consolidated Financial Statements (continued)

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist under FAS 143 or its fair value cannot be measured. Through December 31, 2003, the company had accrued and recovered about $670 million associated with the future removal of these long-lived assets. During 2003, in conjunction with the adoption of FAS 143, Nicor Gas reclassified accrued removal costs from accumulated depreciation to other noncurrent liabilities.

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and addresses financial accounting and reporting for derivative instruments under FAS 133. The Statement was generally effective prospectively for contracts entered into or modified after June 30, 2003. The only impact of adoption on July 1, 2003, was that certain natural gas commodity contracts at Nicor Gas no longer qualify for the normal purchases and sales exception and must be recorded at fair value, with an offsetting regulatory asset or liability classified as deferred or accrued gas costs. The application of this standard has not had a material impact on the company’s financial position or results of operations.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be initially measured at fair value and classified as liabilities. The provisions of FAS 150 were effective for Nicor beginning July 1, 2003. Upon adoption, Nicor prospectively reclassified approximately $2 million of redeemable preferred stock to a liability and related dividends to interest expense. The application of this standard did not have a material impact on the company’s financial position or results of operations.

4. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The company believes that FIN 46R will have no impact on its financial position or results of operations.

5. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $140 million and $142.9 million at December 31, 2003 and 2002, respectively, related almost entirely to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6. GAS IN STORAGE

Gas in storage at December 31 included inventory of the following subsidiaries (in millions):

	2003	2002

Nicor Gas	$209.1	$18.6
Nicor Enerchange	26.9	33.7

	$236.0	$52.3

Nicor Inc.	Page 43

Notes to the Consolidated Financial Statements (continued)

Gas distribution segment inventory is carried at cost on a last-in, first-out (LIFO) basis. Based on the average cost of gas purchased in December 2003 and 2002, the estimated replacement cost of inventory at December 31, 2003 and 2002 exceeded the LIFO cost by $341.6 million and $311.2 million, respectively. During 2002, Nicor Gas liquidated LIFO layers at an average cost of $1.32 per Mcf. The company’s average purchase price in 2002 was $2.01 per Mcf higher than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2002 cost of gas by $20.3 million. As the cost of gas including inventory costs is charged to customers without markup, the amount had no impact on net income.

At December 31, 2003 Nicor Enerchange carried its inventory of natural gas at the lower of weighted-average cost or market, and at December 31, 2002 it was carried at fair value.

7. SHORT-TERM AND LONG-TERM DEBT

In December 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90%, and $50 million due in 2033 at 5.90%. Additionally, in December 2003, Nicor Gas redeemed $50 million of 7.375% First Mortgage Bonds due in 2027. In June 2003, Nicor Gas retired $50 million of 5.75% First Mortgage Bonds due in 2003.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

The company maintains short-term line of credit agreements with major domestic and foreign banks. At December 31, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaling $2.9 million are being amortized over the respective terms of the agreements as interest expense.

The company had $575 million and $315 million of commercial paper outstanding with a weighted average interest rate of 1.1% and 1.6% at December 31, 2003 and 2002, respectively.

Under the company’s 2003/2004 short-term line of credit agreements, if (1) Nicor’s or Nicor Gas’ ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at December 31, 2003, or (2) Nicor’s or Nicor Gas’ twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing two-thirds of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with these covenants at December 31, 2003.

Bank cash balances averaged about $4 million during 2003, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Interest expense is reported net of amounts capitalized. The interest expense capitalized for the years ended December 31, 2003, 2002 and 2001 was $.3 million, $.5 million and $1.1 million, respectively.

Nicor Inc.	Page 44

Notes to the Consolidated Financial Statements (continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor’s First Mortgage Bonds outstanding at December 31, 2003 and 2002 was $500 million and $450 million, respectively. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $530 million and $480 million at December 31, 2003 and 2002, respectively.

9. INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2003	2002	2001

Current
Federal	$(55.0)	$(6.2)	$31.6
State	(16.4)	(3.1)	7.6

	(71.4)	(9.3)	39.2

Deferred
Federal	99.8	61.8	22.0
State	32.8	6.3	(.4)

	132.6	68.1	21.6

Amortization of investment tax credits, net	(2.0)	(1.4)	(2.1)
Foreign taxes	.4	.2	.4

Income tax expense (benefit), net	$59.6	$57.6	$59.1

The temporary differences which gave rise to the net deferred tax liability at December 31, 2003 and 2002, were as follows (in millions):

	2003	2002

Deferred tax liabilities
Property, plant and equipment	$403.6	$239.7
Investment in partnerships	107.9	88.6
Investment in foreign subsidiaries	46.9	47.7
Employee benefits	22.1	28.7
Other	26.9	21.6

	607.4	426.3

Deferred tax assets
Alternative minimum tax	35.7	1.6
Unamortized investment tax credits	22.8	24.0
Other	54.3	49.5

	112.8	75.1

Net deferred tax liability	$494.6	$351.2

Nicor Inc.	Page 45

Notes to the Consolidated Financial Statements (continued)

The effective combined federal and state income tax rate was 35 percent, 31 percent and 33 percent in 2003, 2002 and 2001, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

	2003	2002	2001

Federal income taxes using statutory rate	$59.3	$64.9	$63.4
State income taxes, net	6.6	1.1	4.7
Tax credits	(4.5)	(4.5)	(4.5)
Other, net	(1.8)	(3.9)	(4.5)

Income tax expense (benefit), net	$59.6	$57.6	$59.1

In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. The company’s 33 percent effective income tax rate in 2001 declined to 31 percent in 2002 due to positive adjustments resulting from the completion of an income tax audit and rose to 35 percent in 2003 due to an increase in tax expense relating to adjustments of deferred tax accounts.

10. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for most future retirees. The company’s accrued postretirement benefit costs have historically been considered in rate proceedings.

The following tables set forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Other benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of period	$252.0	$237.5	$169.3	$141.9
Service cost	7.4	7.2	2.0	1.5
Interest cost	16.3	16.5	11.1	9.9
Actuarial loss	21.3	14.0	27.7	29.2
Participant contributions	—	—	.7	1.3
Plan amendments	—	.3	(26.7)	—
Benefits paid	(23.9)	(23.5)	(10.5)	(14.5)

Benefit obligation at end of period	$273.1	$252.0	$173.6	$169.3

Nicor Inc.	Page 46

Notes to the Consolidated Financial Statements (continued)

	Pension benefits		Other benefits

	2003	2002	2003	2002

Change in plan assets
Fair value of plan assets at beginning of period	$337.9	$399.7	$13.1	$19.7
Actual gain (loss) on plan assets	69.6	(38.3)	2.2	(1.3)
Employer contributions	—	—	6.2	7.9
Participant contributions	—	—	.7	1.3
Benefits paid	(23.9)	(23.5)	(10.5)	(14.5)

Fair value of plan assets at end of period	383.6	337.9	11.7	13.1

Funded status	110.5	85.9	(161.9)	(156.2)
Unrecognized net actuarial loss	62.3	86.3	84.4	60.7
Unrecognized prior service cost	4.3	4.9	—	—
Unrecognized transition obligation	—	—	1.2	30.9
Other	—	—	(1.5)	(3.3)

Recognized prepaid (accrued) benefit cost	$177.1	$177.1	$(77.8)	$(67.9)

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $233.1 million and $213 million at October 1, 2003 and 2002, respectively. The accrued benefit cost for health care and life insurance benefits is classified as an other noncurrent liability. In 2003, the company amended the retiree health care benefit plan to improve consistency of benefits among participant groups and reduce the company’s share of plan costs effective January 1, 2004.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Other benefits

	2003	2002	2001	2003	2002	2001

Service cost	$7.4	$7.2	$6.5	$2.0	$1.5	$1.2
Interest cost	16.3	16.5	16.4	11.1	9.9	8.4
Expected return on plan assets	(28.7)	(36.0)	(44.3)	(1.2)	(1.8)	(2.1)
Recognized net actuarial (gain) loss	4.3	—	(7.4)	2.9	1.0	—
Amortization of unrecognized transition (asset) obligation	—	(1.0)	(3.8)	3.1	3.1	3.1
Amortization of prior service cost	.7	.5	.6	—	—	—

Net periodic benefit cost (credit)	$—	$(12.8)	$(32.0)	$17.9	$13.7	$10.6

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Other benefits

	2003	2002	2003	2002

Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.00	4.00	4.00	4.00

Nicor Inc.	Page 47

Notes to the Consolidated Financial Statements (continued)

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Other benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected return on assets	8.75	9.25	9.25	8.75	9.25	9.25
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

Nicor Gas establishes its expected return-on-asset assumption by considering projected 20-year returns for each investment asset category. Projected returns are calculated by an independent firm via a probability-based model. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.

Assumptions used to determine other benefit obligations at October 1 were as follows:

	2003	2002

Health care cost trend rate	9.5%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	4	4

Assumptions used to determine other net benefit cost for the years ended December 31 were as follows:

	2003	2002	2001

Health care cost trend rate – Pre-65	11.0%	10.0%	6.5%
Health care cost trend rate – Post-65	11.0%	7.5%	5.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	4	4	3

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent

	Increase	Decrease

Effect on total of service and interest cost components	$1.4	$(1.2)
Effect on benefit obligation	18.8	(15.8)

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by FASB Staff Position No. 106-1, Nicor Gas has elected to defer reflecting the effects of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost in these financial statements and accompanying notes. The company’s deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require the company to adjust previously reported information.

Nicor Inc.	Page 48

Notes to the Consolidated Financial Statements (continued)

The company’s investment objective relating to pension plan assets is to have a high probability of meeting its obligations without additional cash contributions. The company’s investment strategy is to maintain an asset mix near its target asset allocation and to rebalance the portfolio monthly if the actual allocation deviates from the target by two or more percentage points. The following table sets forth the target allocation and actual percentage of plan assets by asset category:

	Target	Percentage of Plan Assets
	Allocation	at October 1

Asset Category	2004	2003	2002

Equity securities	70%	70%	69%
Debt securities	30	29	31
Real estate and other	—	1	—

Total	100%	100%	100%

The company does not expect to contribute to its pension plan in 2004 and expects to contribute about $10 million to its other postretirement benefit plan in 2004.

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to about 75 employees of discontinued businesses. These plans are noncontributory with defined benefits. Plan expenses were $1.4 million, $.9 million and $.8 million in 2003, 2002 and 2001, respectively. The projected benefit obligation associated with these plans was $11.9 million and $11.0 million at December 31, 2003 and 2002, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $6 million, $5.8 million and $5.3 million in 2003, 2002 and 2001, respectively.

11. STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as a stock deferral plan and an employee stock purchase plan.

Long-term incentive compensation plan. The company may grant options for up to 3.5 million shares and has granted options on 2.7 million shares through December 31, 2003. The stock option exercise price equals the stock’s market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.

Nicor Inc.	Page 49

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:

		Weighted
		average
	Number of	exercise
	shares	price

Options outstanding at:
December 31, 2000	902,100	$32.10
Granted	173,500	36.81
Exercised	(208,800)	27.46
Cancelled	(2,500)	36.82

December 31, 2001	864,300	34.15
Granted	181,500	45.05
Exercised	(144,800)	30.25
Cancelled	(18,400)	40.43

December 31, 2002	882,600	36.90
Granted	349,600	27.17
Exercised	—	—
Cancelled	(74,900)	36.95

December 31, 2003	1,157,300	33.96

Options exercisable at:
December 31, 2001	322,800	$32.65
December 31, 2002	334,400	35.66
December 31, 2003	513,000	34.47

Exercise price ranges for stock options outstanding at December 31, 2003 are as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
Range of exercise price	shares	price	life

$24.63 – $34.10	658,500	$29.18	8.0
36.44 – 45.05	498,800	40.27	7.4

The weighted-average fair value of options granted in 2003, 2002 and 2001 was $4.32, $6.65 and $5.01, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected volatility	34.7%	21.1%	23.5%
Dividend yield	6.9%	4.1%	5.4%
Risk-free interest rate	2.7%	4.7%	4.6%
Expected period outstanding (years)	4	4	4

The computation of Nicor’s diluted earnings per share includes the potentially dilutive effect of issuing additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor’s earnings per share computation excludes the potentially dilutive effect related to about 508,800 options, 371,500 options and 132,300 options in 2003, 2002, and 2001, respectively.

Nicor Inc.	Page 50

Notes to the Consolidated Financial Statements (continued)

There were 9,000 shares of restricted stock and no alternate stock rights outstanding at December 31, 2003.

Stock deferral plan. Officers may elect to defer up to 50 percent of their annual bonus or long-term incentive award in exchange for stock to be received at a future date. No additional compensation expense is recorded since the number of shares is determined based upon market value on the deferral date. As of December 31, 2003 and 2002, Nicor had future commitments to distribute about 88,500 shares and 78,500 shares, respectively, to participants of the plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 1 million shares through December 31, 2003. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock’s market price. The company sold about 30,900 shares, 28,100 shares and 25,400 shares to employees in 2003, 2002 and 2001, respectively. The weighted-average market value of shares sold in 2003, 2002 and 2001 was $32.30, $34.82 and $37.80, respectively.

12. COMMON AND PREFERRED STOCK

Voting. Each share of common and preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company’s annual meeting of shareholders.

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

Changes in common shares. Changes in common shares outstanding are summarized below (in millions):

	2003	2002	2001

Beginning of year	44.0	44.4	45.5
Issued and converted	—	.2	.2
Reacquired and cancelled	—	(.6)	(1.3)

End of year	44.0	44.0	44.4

Through common stock repurchase programs, Nicor purchased and retired .4 million and 1.1 million shares in 2002 and 2001, respectively. There were no purchases under the program in 2003.

Dividend and other restrictions. Nicor has no contractual or regulatory restrictions on the payment of dividends. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time may not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.

Nicor Inc.	Page 51

Notes to the Consolidated Financial Statements (continued)

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates primarily in two separately managed reportable segments: gas distribution and shipping. The gas distribution segment (Nicor Gas), Nicor’s principal business, serves over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment (Tropical Shipping) transports containerized freight between Florida, Canada, the Bahamas and the Caribbean region.

Nicor’s other business operating segments have been combined under the heading “Other energy ventures.” These other segments operate primarily in the Midwest region and include businesses that market energy-related products and services at retail to residential and small business consumers (Nicor Services and Nicor Solutions) and natural gas at the wholesale level (Nicor Enerchange). Other energy ventures also include a 50-percent-owned natural gas pipeline joint venture with Natural Gas Pipeline Company of America (Horizon Pipeline) and a 50-percent-owned retail energy marketing joint venture with Dynegy Marketing and Trade (Nicor Energy), that disposed of all its customer contracts and ceased operations in 2003.

Gas distribution revenues include sales and transportation services, as well as revenue taxes, as follows (in millions):

	2003	2002	2001

Sales	$2,014.8	$1,299.3	$1,802.5
Transportation	148.0	145.3	137.6
Revenue taxes	134.0	95.3	112.3
Other	54.8	50.8	38.4

	$2,351.6	$1,590.7	$2,090.8

Tropical Shipping’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Corporate operating expenses include unallocated legal and business development costs, and corporate equity investment income includes results from investments in Triton and low income housing partnerships.

Nicor management evaluates segment performance based on operating income. Intercompany billing for goods and services exchanged between segments is based generally upon direct and indirect costs incurred, but in some instances is based upon the prevailing tariffed or market-based price of the provider. The majority of intersegment revenues represent Nicor Gas revenues related to customers purchasing the Fixed Bill utility-bill management product from one of Nicor’s retail affiliates. Under the Fixed Bill product, the affiliate bills a fixed amount to a customer and in exchange pays the customer’s utility bills from Nicor Gas. Financial data by business segment is presented on the following page (in millions):

Nicor Inc.	Page 52

Notes to the Consolidated Financial Statements (continued)

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2003
External customers	$2,300.7	$272.2	$89.8	$—	$2,662.7
Intersegment	50.9	—	6.7	(57.6)	—

	2,351.6	272.2	96.5	(57.6)	2,662.7
2002
External customers	1,576.8	266.0	54.6	—	1,897.4
Intersegment	13.9	—	2.3	(16.2)	—

	1,590.7	266.0	56.9	(16.2)	1,897.4
2001
External customers	2,090.8	230.3	45.2	—	2,366.3
Intersegment	—	—	(1.5)	1.5	—

	2,090.8	230.3	43.7	1.5	2,366.3
Operating income (loss)
2003	$166.2	$22.7	$7.9	$(7.4)	$189.4
2002	207.0	21.2	6.4	(8.1)	226.5
2001	194.4	19.1	6.8	(1.1)	219.2
Equity investment income (loss)
2003	$(.1)	$—	$11.5	$3.9	$15.3
2002	(.1)	—	(7.2)	1.5	(5.8)
2001	(.1)	—	(.8)	1.3	.4
Other income (expense), net
2003	$1.7	$.8	$.6	$(1.1)	$2.0
2002	(.7)	1.2	.5	2.4	3.4
2001	4.5	2.7	1.0	(.6)	7.6
Interest expense, net of amounts capitalized
2003	$36.8	$.5	$.4	$(.4)	$37.3
2002	36.3	.5	.9	.8	38.5
2001	45.2	.6	.8	(.6)	46.0
Income taxes
2003	$48.0	$6.0	$7.9	$(2.3)	$59.6
2002	64.3	5.3	(.3)	(11.7)	57.6
2001	57.0	5.4	1.6	(4.9)	59.1
Cumulative effect of accounting change, net of tax
2003	$—	$—	$(4.5)	$—	$(4.5)
2002	—	—	—	—	—
2001	—	—	—	—	—
Property, plant and equipment, net
2003	$2,345.2	$133.3	$5.7	$—	$2,484.2
2002	1,648.0	144.4	4.4	—	1,796.8
2001	1,620.7	146.1	1.5	.3	1,768.6
Capital expenditures
2003	$172.9	$5.9	$2.5	$—	$181.3
2002	169.5	19.6	3.4	—	192.5
2001	149.8	34.8	1.1	—	185.7
Depreciation
2003	$143.5	$16.9	$1.3	$—	$161.7
2002	137.6	16.9	.5	—	155.0
2001	132.4	16.1	.3	—	148.8

Nicor Inc.	Page 53

Notes to the Consolidated Financial Statements (continued)

14. EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) included the following (in millions):

	2003	2002	2001

Nicor Energy	$9.6	$(9.2)	$(.9)
Triton	5.5	4.1	3.6
Horizon Pipeline	1.5	1.3	—
All other	(1.3)	(2.0)	(2.3)

	$15.3	$(5.8)	$.4

15. OTHER INCOME (EXPENSE), NET

Other income (expense), net included the following (in millions):

	2003	2002	2001

Interest income	$1.9	$2.5	$7.3
Other income	1.2	1.8	.8
Other expense	(1.1)	(.9)	(.5)

	$2.0	$3.4	$7.6

16. RELATED PARTY TRANSACTIONS

In May 2002, Horizon Pipeline repaid all construction loans outstanding from Nicor. Horizon Pipeline charged Nicor Gas $10.4 million and $6.6 million in 2003 and 2002, respectively, for natural gas transportation under rates that have been accepted by FERC.

Nicor’s investment in Nicor Energy was written off during the third quarter of 2002. In 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. For additional important developments concerning this investment, refer to Note 19 Contingencies.

In 2002, Nicor Technologies, a wholly owned subsidiary of Nicor, began purchasing engineering services from EN Engineering, a 50-percent-owned joint venture. EN Engineering charged Nicor Technologies $4.4 million and $4.6 million for these services in 2003 and 2002, respectively.

17. CONTRACTUAL OBLIGATIONS

As of December 31, 2003, Nicor had contractual obligations with payments due as follows (in millions):

	Payments due by year

	2004	2005	2006	2007	2008	After 2008	Total

Purchase obligations	$654.0	$260.1	$117.3	$84.7	$80.6	$44.2	$1,240.9
Long-term debt	—	—	50.0	—	75.0	375.0	500.0
Operating leases	18.1	14.3	9.7	2.8	2.3	6.8	54.0
Other long-term obligations	2.7	2.8	2.7	1.7	1.5	1.7	13.1

	$674.8	$277.2	$179.7	$89.2	$159.4	$427.7	$1,808.0

Nicor Inc.	Page 54

Notes to the Consolidated Financial Statements (continued)

Purchase obligations consist primarily of natural gas transportation and storage contracts, and natural gas purchase agreements in the gas distribution and wholesale natural gas marketing segments. Purchase obligations also include obligations to purchase natural gas at future market prices, calculated using December 31, 2003 NYMEX futures prices.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $23.7 million, $23.0 million and $14.6 million in 2003, 2002 and 2001, respectively.

18. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued financial guarantees extending through 2007 on behalf of its wholly owned subsidiaries and other affiliates, guaranteeing payment by these affiliates under the terms of various existing or potential contracts. These contracts relate primarily to physical and financial transactions in energy commodities and related services, and operating lease obligations. The maximum potential payment under these guarantees was $180 million and $200 million at December 31, 2003 and 2002, respectively, of which $176 million and $169 million, respectively, related to parental guarantees of existing or potential subsidiary obligations that are reflected as liabilities in Nicor’s consolidated balance sheet when incurred by the subsidiaries. The remaining $4 million and $30 million of maximum potential payments at December 31, 2003 and 2002, respectively, related to guarantees on behalf of Nicor Energy and guarantees of operating lease obligations that are not reflected as liabilities in Nicor’s consolidated balance sheet.

Tropic Equipment Leasing Inc. (TEL), a wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnership and any payment is effectively limited to the assets of TEL, which were about $3 million and $11 million at December 31, 2003 and 2002, respectively. Nicor believes the likelihood of any such payment by TEL is remote.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and repair costs are charged to expense as incurred. Repair expenses of $1.5 million and $2.0 million were incurred in 2003 and 2002, respectively. Prior to 2002, the obligation under these contracts was borne by a third party.

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

Nicor Inc.	Page 55

Notes to the Consolidated Financial Statements (continued)

19. CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor’s liquidity or financial condition.

Performance-Based Rate (PBR) Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.1 million liability at December 31, 2003. Included in such $24.1 million adjustments is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items results in a $2.8 million reimbursement the company is seeking as of December 31, 2003, pending resolution of the proceedings discussed below. The company has taken steps throughout 2003 to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Nicor Inc.	Page 56

Notes to the Consolidated Financial Statements (continued)

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO’s motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General’s Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO are jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2003.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made by Nicor in restated financial statements previously filed with the United States Securities and Exchange Commission (SEC).

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor’s investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. Any future gains or losses are expected to be minimal. Nicor’s maximum exposure under guarantee commitments on behalf of Nicor Energy as of December 31, 2003 was about $3 million. Nicor believes it is unlikely that payments will be required under these guarantees.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy, a 50/50 joint venture between Nicor Inc. and Dynegy

Nicor Inc.	Page 57

Notes to the Consolidated Financial Statements (continued)

Inc., of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to the charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company’s financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (former Executive Vice President Finance and Administration and current Executive Vice President and Chief Risk Officer). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President of Administration and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company’s former independent auditor. The plaintiffs seek to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented the PBR plan, Nicor’s historical financial condition and results of operations, and its future prospects. The class is seeking compensatory damages, prejudgment interest, and attorneys’ fees and costs. On March 31, 2003, Nicor filed a Motion to Dismiss. On February 12, 2004, the Court denied Nicor’s Motion to Dismiss. Discovery is expected to commence in the near future. Nicor is unable to predict the outcome of this litigation or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Shareholder Derivative Lawsuits. Also following Nicor’s issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and current Executive Vice President and Chief Risk Officer) and all members of Nicor’s Board of Directors (the “individual defendants”). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, and failing to establish and maintain adequate accounting controls. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor’s Motion to Dismiss and Plaintiffs were granted leave to file a Consolidated Third Amended Complaint. In November 2003, the Plaintiffs filed a

Nicor Inc.	Page 58

Notes to the Consolidated Financial Statements (continued)

Consolidated Third Amended Complaint and in December 2003, Nicor filed a Motion to Dismiss. The Court is set to rule on Nicor’s Motion to Dismiss on March 26, 2004. Nicor is unable to predict the outcome of this litigation or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Fixed Bill Service. On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act (ICFA) by Nicor Services relating to the fixed bill service offered by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer’s Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon) filed a $5.7 million Notice of Claim for Lien against Horizon. On May 23, 2003, Horizon filed a Declaratory Judgment Complaint in the United States District Court for the District of Colorado seeking resolution of this dispute. On June 23, 2003, the general contractor filed an answer and counterclaim to Horizon’s complaint seeking in excess of $11 million in damages from Horizon. While Nicor is unable to predict the outcome of this matter, its resolution is not expected to have a material adverse impact on the company’s financial condition or results of operations.

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

As of December 31, 2003, Nicor Gas had remaining an estimated liability of $21.9 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s financial condition.

Nicor Inc.	Page 59

Notes to the Consolidated Financial Statements (continued)

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

Nicor Inc.	Page 60

Notes to the Consolidated Financial Statements (concluded)

20. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended

	Mar. 31	June 30	Sept. 30	Dec. 31

2003
Operating revenues	$1,171.3	$452.8	$294.8	$743.9
Operating income	81.3	38.9	4.2	65.0
Income before cumulative effect of accounting change	50.4	23.8	.5	35.1
Net income	45.9	23.8	.5	35.1
Earnings per common share
Basic
Before cumulative effect of accounting change	1.14	.54	.01	.80
Basic earnings per share	1.04	.54	.01	.80
Diluted
Before cumulative effect of accounting change	1.14	.54	.01	.79
Diluted earnings per share	1.04	.54	.01	.79
2002
Operating revenues	$588.0	$352.2	$252.4	$704.7
Operating income	65.0	43.7	53.6	64.3
Net income	36.5	22.4	29.8	39.3
Earnings per common share
Basic	.82	.51	.68	.89
Diluted	.82	.50	.67	.89

Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods. Nicor’s 2002 results include gas distribution depreciation allocated based upon the level of weather-normalized gas deliveries. While this change had a significant impact on quarterly results, it has no impact on depreciation for the full year. Had 2002 depreciation been allocated on a straight-line basis, it is estimated that depreciation expense would have been lower by approximately $22 million and $7 million in the first and fourth quarters of 2002, respectively, and higher by approximately $12 million and $17 million in the second and third quarters of 2002, respectively.

The fourth quarter of 2003 included the impact of a new hedge accounting interpretation that reduced pretax income of Nicor Enerchange by $4 million. The fourth quarter of 2003 also included the impact of a higher effective income tax rate as compared to 2002 relating to adjustments of deferred tax accounts.

The fourth quarter of 2002 included the positive impact of a $9 million pretax mercury reserve adjustment and the negative impact of establishing a $4.1 million pretax loss contingency reserve related to the PBR plan review.

Nicor Inc.	Page 61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously filed in Nicor’s 2003 Definitive Proxy Statement filed on March 27, 2003 under the Independent Public Accountants section.

Item 9A. Controls and Procedures

Attached as exhibits 31.1 and 31.2 to this Annual Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Annual Report on Form 10-K discloses the results of our evaluation of our disclosure controls and procedures as of December 31, 2003 referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

To assist management in assessing the control environment and related issues associated with Nicor’s natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading (“gas supply activities”), Nicor retained a consulting firm in the fourth quarter of 2002 with experience in internal controls and the energy industry that is not and has not been the company’s external auditor.

Through this review of gas supply activities (“gas supply review”), it was observed that:

•	Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.

•	Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.

•	As a result, gas supply activities are not adequately documented, are overly dependent on people, and are not supported by formal training or communication of controls.

In light of the foregoing, and reflecting the consultant’s work related to gas supply activities, management concluded that the following steps related to gas supply activities should be undertaken:

•	Enhance the effectiveness of corporate governance and independent oversight of gas supply activities by creating a formal risk management function and expanding senior management oversight through the company’s risk management committee.

•	Enhance senior management monitoring and oversight of gas supply activities by creating formal reporting frameworks designed to effectively communicate performance, existing risk profile/position, and compliance with policies/procedures.

Nicor Inc.	Page 62

Item 9A. Controls and Procedures (continued)

•	Enhance the communication of senior management’s expectations regarding objectives, risk tolerances, and business practices in connection with gas supply activities by creating codified and standardized policies and procedures for these activities.

•	Given the high degree of regulatory oversight and review over gas supply activities, develop formal documentation and retention standards for key decision-making and transaction activities that are subject to regulatory review.

•	For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.

•	Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP (“D&T”), who were asked in October 2002 to audit the company’s 1999, 2000 and 2001 restated financial statements in addition to its audit of the company’s 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on Nicor’s and Nicor Gas’ restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the “D&T Letter”), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas’ internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas’ internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas’ regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor’s and Nicor Gas’ financial statements. D&T made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

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

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation”).

During the course of the Evaluation, the company’s principal executive officer and principal financial officer took note of, and considered as part of the company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the “Additional Procedures”) to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and

Nicor Inc.	Page 63

Item 9A. Controls and Procedures (concluded)

procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, including the Additional Procedures, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T’s recommendations with respect thereto and the gas supply review in connection with management’s general evaluation of the company’s internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company’s management assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented changes to the company’s policies, procedures, systems and personnel to address these issues. The company’s management has implemented the following changes based upon the D&T Letter and the gas supply review:

•	The company has dedicated additional internal audit and external resources to the assessment of the internal controls of the company.

•	New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions have been developed and implemented.

•	Gas supply purchasing testing is being regularly performed to verify that prices are consistent with market rates.

•	Personnel in gas supply accounting now report directly to the company’s Controller.

•	The company’s Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position has been established.

•	Substantial effort has been put forth on documentation and implementation of appropriate processes, procedures and controls.

•	The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.

•	New contract administration processes have been implemented to provide a more effective method of contract administration.

The steps taken throughout 2003 to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter constitute significant changes in internal controls over financial reporting in the fourth quarter of 2003. The company will continue to review and implement enhancements to improve the effectiveness of its disclosure controls and procedures and will take further actions as dictated by such continuing reviews.

Nicor Inc.	Page 64

PART III

Item 10. Directors and Executive Officers of the Registrant

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

Information on the audit committee financial expert is contained under the Audit Committee Report section in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

Information on executive officers is included in Part I, Executive Officers of Registrant, beginning on page 6 and is incorporated herein by reference. Executive officers of the company are elected annually by the Board of Directors.

In addition, information on executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to the company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to or waiver from a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics by posting such information on our Web site at www.nicor.com.

The company has disclosed its Code of Ethics, Audit Committee Charter, Corporate Governance Charter, Compensation Committee Charter, and Corporate Governance Guidelines on its Web site at www.nicor.com. Any shareholder may request this information in print form from the company’s Investor Relations department.

Item 11. Executive Compensation

Information on executive compensation is contained under the Compensation Committee Report and Executive Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

Nicor Inc.	Page 65

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants, and rights	warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,245,836	$33.96	1,367,179 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,245,836	$33.96	1,367,179

(1)	This number includes 855,346 shares issuable under the 1997 Long-Term Incentive Plan, as amended. These shares can be used for stock options, alternative stock rights, restricted stock and performance award units, including awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50% of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained under the Certain Relationships and Related Transactions section in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on principal accountant fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 5, 2004, and is incorporated herein by reference.

Nicor Inc.	Page 66

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1)	Financial Statements:

		See Item 8, Financial Statements and Supplementary Data, on page 31 filed herewith, for a list of financial statements.

	2)	Financial Statement Schedules:

Schedule
Number		Page

	Independent Auditors’ Report	32
II	Valuation and Qualifying Accounts	67

Schedules other than those listed are omitted because they are not applicable.

	3)	Exhibits Filed:

See Exhibit Index beginning on page 69 filed herewith.

(b)		On October 31, 2003, Nicor furnished a Form 8-K*, under Items 7 and 12, regarding a press release dated October 30, 2003 announcing earnings for the quarter ended September 30, 2003 and revising 2003 earnings outlook.

On November 21, 2003, Nicor filed a Form 8-K, under Item 5, regarding a press release dated November 21, 2003 announcing key executive appointments.

On December 3, 2003, Nicor filed a Form 8-K, under Item 9, regarding an analyst presentation of December 3, 2003.

	*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

Nicor Inc.	Page 67

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions

	Balance at	Charged to	Charged to			Balance
	beginning	costs and	other			at end
Description	of period	expenses	accounts	Deductions		of period

2003
Allowance for uncollectible accounts receivable	$16.9	$30.9	$—	$26.6	(a)	$21.2
Accrued mercury-related costs	23.4	—	—	1.5	(b)	21.9
2002
Allowance for uncollectible accounts receivable	$12.3	$27.4	$—	$22.8	(a)	$16.9
Accrued mercury-related costs	37.0	—	—	13.6	(c)	23.4
2001
Allowance for uncollectible accounts receivable	$14.5	$26.1	$—	$28.3	(a)	$12.3
Accrued mercury-related costs	78.0	—	—	41.0	(c)	37.0

(a) Accounts receivable written off, net of recoveries.

(b) Expenditures.

(c) Expenditures and reserve reduction to reflect new estimate.

Nicor Inc.	Page 68

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Inc.

Date February 19, 2004	/s/ RICHARD L. HAWLEY

Richard L. Hawley
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2004.

Signature	Title

/s/ THOMAS L. FISHER Thomas L. Fisher (Principal Executive Officer)	Chairman and Chief Executive Officer

/s/ RICHARD L. HAWLEY Richard L. Hawley (Principal Financial Officer)	Executive Vice President and Chief Financial Officer

/s/ JEFFREY L. METZ Jeffrey L. Metz (Principal Accounting Officer)	Vice President and Controller

ROBERT M. BEAVERS, JR.*	Director

BRUCE P. BICKNER*	Director

JOHN H. BIRDSALL, III*	Director

THOMAS A. DONAHOE*	Director

JOHN E. JONES*	Director

DENNIS J. KELLER*	Director

WILLIAM A. OSBORN*	Director

JOHN RAU*	Director

JOHN F. RIORDAN*	Director

RUSS M. STROBEL*	Director

PATRICIA A. WIER*	Director

*	By	/s/ JEFFREY L. METZ

Jeffrey L. Metz
(Attorney-in-fact)

Nicor Inc.	Page 69

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	*	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	*	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09		By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004.

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.01.)

4.02	*	Indenture of Adoption of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.02.)

4.03	*	Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 1.)

4.04	*	Supplemental Indenture, dated February 15, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

Nicor Inc.	Page 70

Exhibit Index (continued)

Exhibit
Number		Description of Document

4.05	*	Supplemental Indenture, dated February 1, 1999, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas, Exhibit 4.19.)

4.06	*	Supplemental Indenture, dated February 1, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Nicor Gas, Exhibit 4.17.)

4.07	*	Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas, Exhibit 4.01.)

4.08	*	Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Nicor Gas, Exhibit 4.01.)

4.09	*	Supplemental Indenture, dated December 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Nicor Gas, Exhibit 4.20.)

4.10		Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

4.11		Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

4.12		Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

Nicor Inc.	Page 71

Exhibit Index (continued)

Exhibit
Number		Description of Document

10.05	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	*	Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	*	Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

10.09	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.10	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.11	*	Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.12	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.13	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.14	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.15	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.16	*	First Amendment to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.17	*	First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.18	*	First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.19	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

Nicor Inc.	Page 72

Exhibit Index (continued)

Exhibit
Number		Description of Document

10.20	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.21	*	Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Ms. Halloran. (File No. 1-7297, Form 10-Q for June 2000, Nicor Inc., Exhibit 10.01.)

10.22	*	Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Fisher. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.28.)

10.23	*	2001 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2001, Nicor Inc., Exhibit 10.01.)

10.24	*	Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.25	*	2002 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2002, Nicor Inc., Exhibit 10.01.)

10.26	*	First Amendment to the Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.26.)

10.27	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.28	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.29	*	2003 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2003, Nicor Inc., Exhibit 10.01.)

10.30		Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Dodge.

10.31		Change-in-Control Agreement, dated November 25, 2002, between Nicor Inc. and Mr. Gracey.

10.32		Change-in-Control Agreement, dated December 8, 2003, between Nicor Inc. and Mr. Hawley.

Exhibits 10.01 through 10.32 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) of Form 10-K.

Nicor Inc.	Page 73

Exhibit Index (concluded)

Exhibit
Number		Description of Document

18.01	*	Preferability Letter regarding Change in Accounting of Interim Depreciation. (File No. 1-7297, Form 10-Q for March 2003, Exhibit 18.01.)

21.01	*	Subsidiaries. (File No. 69-228, Form U-3A-2/A for 2002, Nicor Inc., Item 1.)

23.01		Independent Auditors’ Consent.

24.01		Powers of Attorney.

31.1		Rule 13a-14(a)/15d-14(a) Certification.

31.2		Rule 13a-14(a)/15d-14(a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

99.01	*	Form of Letter to Shareholders relating to Shareholder Rights Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.