Form 10-K/A
period 2003-12-31
NICOR INC
filed 2004-03-02
CIK 72020

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

Nicor Inc.	Page i

INTRODUCTORY NOTE

This amendment to Nicor Inc’s (Nicor) Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (SEC) on February 20, 2004 is being filed to reflect the reclassification of accrued future removal costs from accumulated depreciation to a noncurrent liability for periods prior to 2003. Nicor’s initial filing had classified only accrued future removal costs at December 31, 2003 as a noncurrent liability. Subsequent to Nicor’s initial filing, new guidance was issued to the utility industry indicating that accrued future removal costs for all periods presented should be reclassified to noncurrent liabilities. These reclassifications had no impact on the previously reported common equity or results of operations of Nicor. In addition, subsequent to Nicor’s initial filing, the intervenors in the PBR proceeding, discussed beginning on pages 27 and 55, filed their rebuttal testimony. Nicor has updated its Form 10-K to reflect such testimony.

Nicor Inc.	Page ii

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days per year.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.	Page 1

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

Summary financial information of Nicor’s major business segments is included in the Notes to the Consolidated Financial Statements - Note 13 Business Segment and Geographic Information. The following sections describe Nicor’s larger businesses. Certain terms used herein are defined in the glossary on page ii.

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

Nicor Inc.	Page 8

Item 6. Selected Financial Data
(in millions, except per share data)

	Year ended December 31

	2003	2002	2001	2000	1999

Operating revenues	$2,662.7	$1,897.4	$2,366.3	$2,159.3	$1,570.5
Operating income	$189.4	$226.5	$219.2	$85.6	$212.6
Income before cumulative effect of accounting change	$109.8	$128.0	$122.1	$35.8	$116.3
Net income	$105.3	$128.0	$122.1	$35.8	$116.3
Earnings per common share
Basic
Before cumulative effect of accounting change	$2.49	$2.90	$2.70	$.77	$2.46
Basic earnings per share	2.39	2.90	2.70	.77	2.46
Diluted
Before cumulative effect of accounting change	$2.48	$2.88	$2.69	$.77	$2.45
Diluted earnings per share	2.38	2.88	2.69	.77	2.45
Dividends declared per common share	$1.86	$1.84	$1.76	$1.66	$1.56
Property, plant and equipment
Gross	$3,999.5	$3,872.8	$3,733.0	$3,588.9	$3,493.5
Net	2,484.2	2,421.8	2,343.6	2,270.9	2,230.0
Total assets	$3,797.2	$3,524.4	$3,182.2	$3,460.6	$2,981.4
Capitalization
Long-term bonds and notes, net of current maturities	$495.1	$396.2	$446.4	$347.1	$436.1
Mandatorily redeemable preferred stock	1.8	4.3	6.1	6.4	6.3
Common equity	754.6	728.4	704.2	705.2	796.1

	$1,251.5	$1,128.9	$1,156.7	$1,058.7	$1,238.5

For all years presented, property, plant and equipment, net and total assets reflect a change in classification of accrued future removal costs from accumulated depreciation to noncurrent liabilities. Accrued future removal costs approximated $670 million, $625 million, $575 million, $530 million and $485 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. See Notes to the Consolidated Financial Statements Note 3 - Other Accounting Changes - Asset retirement obligations for further information.

Nicor Inc.	Page 9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2001 to 2003 and to discuss business trends and uncertainties that might affect Nicor Inc. (Nicor). Certain terms used herein are defined in the glossary on page ii. The discussion is organized into five sections – Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates, and Factors That May Affect Business Performance.

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

Other. In accordance with accounting guidance issued to the utility industry in late February 2004, the financial statements for all periods presented reflect the reclassification of accrued removal costs from accumulated depreciation to noncurrent liabilities. Accrued future removal costs approximated $670 million, $625 million and $575 million at December 31, 2003, 2002 and 2001, respectively. See Item 6, Selected Financial Data and the Notes to the Consolidated Financial Statements — Note 3 Other Accounting Changes — Asset retirement obligations for further information. These reclassifications had no impact on previously reported common equity or results of operations of Nicor.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General’s Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

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

As described in the fourth paragraph of Note 3, accrued removal costs have been reclassified in the accompanying consolidated balance sheet as of December 31, 2002.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2004 (March 1, 2004 as to the fourth paragraph of Note 3 and the fifth and sixth sentences of the eighth paragraph of Note 19)

Nicor Inc.	Page 33

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31

	2003	2002	2001

Operating revenues
Gas distribution (includes revenue taxes of $134.0, $95.3, and $112.3, respectively)	$2,351.6	$1,590.7	$2,090.8
Shipping	272.2	266.0	230.3
Other energy ventures	96.5	56.9	43.7
Corporate and eliminations	(57.6)	(16.2)	1.5

	2,662.7	1,897.4	2,366.3
Operating expenses
Gas distribution
Cost of gas	1,692.7	970.1	1,477.5
Operating and maintenance	220.1	199.6	177.1
Depreciation	143.5	137.6	132.4
Taxes, other than income taxes	147.3	109.5	125.5
Mercury-related costs (recoveries), net	(17.8)	(29.0)	(12.2)
Property sale gains	(.4)	(4.1)	(3.9)
Shipping	249.5	244.8	211.2
Other energy ventures	88.6	50.5	36.9
Corporate and eliminations	(50.2)	(8.1)	2.6

	2,473.3	1,670.9	2,147.1

Operating income	189.4	226.5	219.2
Equity investment income (loss)	15.3	(5.8)	.4
Other income (expense), net	2.0	3.4	7.6
Interest expense, net of amounts capitalized	37.3	38.5	46.0

Income before income taxes and cumulative effect of accounting change	169.4	185.6	181.2
Income taxes	59.6	57.6	59.1

Income before cumulative effect of accounting change	109.8	128.0	122.1
Cumulative effect of accounting change, net of $3.0 income tax benefit	(4.5)	—	—

Net income	105.3	128.0	122.1
Dividends on preferred stock	.1	.2	.3

Earnings applicable to common stock	$105.2	$127.8	$121.8

Average shares of common stock outstanding
Basic	44.0	44.1	45.1
Diluted	44.2	44.3	45.2

Earnings per average share of common stock
Basic
Before cumulative effect of accounting change	$2.49	$2.90	$2.70
Cumulative effect of accounting change, net of tax	(.10)	—	—

	$2.39	$2.90	$2.70

Diluted
Before cumulative effect of accounting change	$2.48	$2.88	$2.69
Cumulative effect of accounting change, net of tax	(.10)	—	—

	$2.38	$2.88	$2.69

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 34

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31

	2003	2002	2001

Operating activities
Net income	$105.3	$128.0	$122.1
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	161.7	155.0	148.8
Deferred income tax expense	132.6	68.1	21.6
Cumulative effect of accounting change	4.5	—	—
Gain on sale of property, plant and equipment	(1.9)	(5.4)	(5.1)
Changes in assets and liabilities:
Receivables, less allowances	(11.2)	(116.4)	308.5
Gas in storage	(195.6)	(8.9)	(9.3)
Deferred/accrued gas costs	(20.3)	(40.9)	183.7
Prepaid pension costs	—	(12.8)	(32.0)
Other assets	13.9	(70.8)	20.4
Accounts payable	(164.6)	101.2	(206.5)
Accrued mercury-related costs	(1.5)	(13.6)	(41.0)
Other liabilities	(23.2)	77.2	(19.9)
Other	(12.3)	7.6	—

Net cash flow (used for) provided from operating activities	(12.6)	268.3	491.3

Investing activities
Capital expenditures	(181.3)	(192.5)	(185.7)
Net decrease (increase) in short-term investments	(7.2)	8.5	8.8
Purchase of equity investments	(12.7)	(12.7)	(15.1)
Loans to joint ventures	—	(64.4)	(30.1)
Repayments from joint ventures	8.3	87.4	—
Investment in joint ventures	—	(16.5)	—
Business acquisitions	(.4)	(10.2)	(4.9)
Net proceeds from sale of property, plant and equipment	3.5	8.8	6.4
Other	3.8	2.4	.2

Net cash flow used for investing activities	(186.0)	(189.2)	(220.4)

Financing activities
Net proceeds from issuing long-term debt	147.8	49.9	247.2
Disbursements to retire long-term debt	(152.5)	—	(279.5)
Short-term borrowings (repayments), net	260.0	38.0	(165.0)
Dividends paid	(81.8)	(80.7)	(78.8)
Disbursements to reacquire stock	(2.3)	(26.5)	(46.3)
Other	2.5	1.4	2.8

Net cash flow provided from (used for) financing activities	173.7	(17.9)	(319.6)

Net (decrease) increase in cash and cash equivalents	(24.9)	61.2	(48.7)
Cash and cash equivalents, beginning of year	75.2	14.0	62.7

Cash and cash equivalents, end of year	$50.3	$75.2	$14.0

Supplemental information
Income taxes paid (refunded), net	$(73.3)	$2.4	$26.7
Interest paid, net of amounts capitalized	41.1	34.6	46.9

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 35

Consolidated Balance Sheets
(millions)

	December 31

	2003	2002

Assets
Current assets
Cash and cash equivalents	$50.3	$75.2
Short-term investments, at cost which approximates market	32.9	25.7
Receivables, less allowances of $21.2 and $16.9, respectively	476.8	467.4
Gas in storage	236.0	52.3
Deferred income taxes	66.8	34.9
Other	53.1	52.2

	915.9	707.7

Property, plant and equipment, at cost
Gas distribution	3,694.8	3,558.1
Shipping	296.6	309.1
Other	8.1	5.6

	3,999.5	3,872.8
Less accumulated depreciation	1,515.3	1,451.0

	2,484.2	2.421.8

Prepaid pension costs	177.1	177.1
Other assets	220.0	217.8

	$3,797.2	$3,524.4

Liabilities and Capitalization
Current liabilities
Long-term obligations due within one year	$—	$100.0
Short-term borrowings	575.0	315.0
Accounts payable	385.4	556.3
Accrued gas costs	47.0	67.3
Accrued dividends payable	20.5	20.3
Other	40.8	39.7

	1,068.7	1,098.6

Deferred credits and other liabilities
Accrued removal costs	670.0	625.0
Deferred income taxes	561.4	386.1
Regulatory income tax liability	48.4	62.2
Unamortized investment tax credits	35.6	37.5
Other	161.6	186.1

	1,477.0	1,296.9

Capitalization
Long-term obligations
Long-term bonds and notes	495.1	396.2
Mandatorily redeemable preferred stock	1.8	—

	496.9	396.2
Mandatorily redeemable preferred stock	—	4.3
Common equity	754.6	728.4

	1,251.5	1,128.9

	$3,797.2	$3.524.4

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 36

Consolidated Statements of Capitalization
(millions, except share data)

	December 31

	2003		2002

First Mortgage Bonds
5.75% Series due 2003	$—		$50.0
5.55% Series due 2006	50.0		50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		—
7.375% Series due 2027	—		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		—
5.90% Series due 2033	50.0		—

	500.0		450.0
Less: Amount due within one year	—		50.0
Unamortized debt discount, net of premium	4.9		3.8

	495.1	39.6%	396.2	35.1%

Long-term notes
Note payable due in 2003 at variable interest rate	—		50.0
Less amount due within one year	—		50.0

	—	—	—	—

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred shares authorized; and cumulative, without par value, 20,000,000 preference shares authorized (35,944 and 84,857 shares of redeemable preferred stock, 4.48% and 5.00% series, outstanding, respectively)	1.8	.1	4.3	.4

Common equity
Common stock, $2.50 par value, 160,000,000 shares authorized (2,628,961 and 4,345,417 shares reserved for conversion and other purposes, and 44,040,390 and 44,011,206 shares outstanding, respectively)	110.1		110.0
Paid-in capital	3.6		1.2
Retained earnings	647.1		623.8
Unearned compensation	(.2)		(.3)
Accumulated other comprehensive income
Cash flow hedges	(4.3)		(4.9)
Minimum pension liability	(1.5)		(1.4)
Foreign currency translation adjustment	(.2)		—

	(6.0)		(6.3)

	754.6	60.3	728.4	64.5

	$1,251.5	100.0%	$1,128.9	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 37

Consolidated Statements of Common Equity
(millions, except per share data)

	Year ended December 31

	2003	2002	2001

Common stock
Balance at beginning of year	$110.0	$111.0	$113.7
Issued and converted stock	.1	.5	.5
Reacquired and cancelled stock	—	(1.5)	(3.2)

Balance at end of year	110.1	110.0	111.0

Paid-in capital
Balance at beginning of year	1.2	—	—
Issued and converted stock	2.3	6.8	1.5
Reacquired and cancelled stock	.1	(5.6)	(1.5)

Balance at end of year	3.6	1.2	—

Retained earnings
Balance at beginning of year	623.8	593.5	592.4
Net income	105.3	128.0	122.1
Dividends on common stock ($1.86, $1.84 and $1.76 per share, respectively)	(81.9)	(81.1)	(79.1)
Dividends on preferred stock	(.1)	(.2)	(.3)
Reacquired and cancelled stock	—	(16.4)	(41.6)

Balance at end of year	647.1	623.8	593.5

Unearned compensation
Balance at beginning of year	(.3)	—	—
Issued restricted stock	—	(.4)	—
Restricted stock amortization	.1	.1	—

Balance at end of year	(.2)	(.3)	—

Accumulated other comprehensive income (loss)
Balance at beginning of year	(6.3)	(.3)	(.9)
Other comprehensive income (loss)	.3	(6.0)	.6

Balance at end of year	(6.0)	(6.3)	(.3)

	$754.6	$728.4	$704.2

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31

	2003	2002	2001

Net income	$105.3	$128.0	$122.1
Other comprehensive income (loss), before tax
Gain (loss) on cash flow hedges, net	(17.4)	(8.5)	1.3
Reclassifications to net income	18.3	(.9)	(.1)
Decrease (increase) to minimum pension liability	(.1)	(.6)	(.3)
Foreign currency translation adjustment	(.2)	—	.1

	.6	(10.0)	1.0
Related income tax expense	(.3)	4.0	(.4)

Other comprehensive income, net of tax	.3	(6.0)	.6

Comprehensive income	$105.6	$122.0	$122.7

The accompanying notes are an integral part of these statements.

Nicor Inc.	Page 38

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

Estimated accrued removal costs were classified as a noncurrent liability at December 31, 2003 and 2002. See Note 3 Other Accounting Changes — Asset retirement obligations. The unamortized loss on reacquired debt and deferred environmental costs are classified in other noncurrent assets.

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

Notes to the Consolidated Financial Statements (continued)

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist under FAS 143 or its fair value cannot be measured. Through December 31, 2003, the company had accrued and recovered about $670 million associated with the future removal of these long-lived assets. During 2003, in conjunction with the adoption of FAS 143, Nicor Gas reclassified accrued removal costs from accumulated depreciation to noncurrent liabilities.

In late February 2004, new guidance was issued to the utility industry indicating that accrued future removal costs for periods prior to 2003 must also be reclassified from accumulated depreciation to noncurrent liabilities. As a result, Nicor's balance sheets at December 31, 2002 and 2001 reflect the reclassification of $625 million and $575 million, respectively, of such costs. This reclassification had no impact on previously reported common equity or results of operations.

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

6. GAS IN STORAGE

Gas in storage at December 31 included inventory of the following subsidiaries (in millions):

Nicor Inc.	Page 43

Notes to the Consolidated Financial Statements (continued)

	2003	2002

Nicor Gas	$209.1	$18.6
Nicor Enerchange	26.9	33.7

	$236.0	$52.3

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

First Mortgage Bonds are secured by liens on substantially all gas distribution property.

Nicor Inc.	Page 44

Notes to the Consolidated Financial Statements (continued)

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

Notes to the Consolidated Financial Statements (continued)

A summary of stock option activity is presented below:

		Weighted
		average
	Number	exercise
	of shares	price

Options outstanding at:
December 31, 2000	902,100	$32.10
Granted	173,500	36.81
Exercised	(208,800)	27.46
Cancelled	(2,500)	36.82

December 31, 2001	864,300	34.15
Granted	181,500	45.05
Exercised	(144,800)	30.25
Cancelled	(18,400)	40.43

December 31, 2002	882,600	36.90
Granted	349,600	27.17
Exercised	—	—
Cancelled	(74,900)	36.95

December 31, 2003	1,157,300	33.96

Options exercisable at:
December 31, 2001	322,800	$32.65
December 31, 2002	334,400	35.66
December 31, 2003	513,000	34.47

Exercise price ranges for stock options outstanding at December 31, 2003 are as follows:

		Weighted	Weighted
		average	average
Range of	Number of	exercise	remaining
exercise price	shares	price	contractual life

$24.63 – $34.10	658,500	$29.18	8.0
36.44 – 45.05	498,800	40.27	7.4

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

Nicor Inc.	Page 52

Notes to the Consolidated Financial Statements (continued)

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2003
External customers	$2,300.7	$272.2	$89.8	$—	$2,662.7
Intersegment	50.9	—	6.7	(57.6)	—

	2,351.6	272.2	96.5	(57.6)	2,662.7
2002
External customers	1,576.8	266.0	54.6	—	1,897.4
Intersegment	13.9	—	2.3	(16.2)	—

	1,590.7	266.0	56.9	(16.2)	1,897.4
2001
External customers	2,090.8	230.3	45.2	—	2,366.3
Intersegment	—	—	(1.5)	1.5	—

	2,090.8	230.3	43.7	1.5	2,366.3
Operating income (loss)
2003	$166.2	$22.7	$7.9	$(7.4)	$189.4
2002	207.0	21.2	6.4	(8.1)	226.5
2001	194.4	19.1	6.8	(1.1)	219.2
Equity investment income (loss)
2003	$(.1)	$—	$11.5	$3.9	$15.3
2002	(.1)	—	(7.2)	1.5	(5.8)
2001	(.1)	—	(.8)	1.3	.4
Other income (expense), net
2003	$1.7	$.8	$.6	$(1.1)	$2.0
2002	(.7)	1.2	.5	2.4	3.4
2001	4.5	2.7	1.0	(.6)	7.6
Interest expense, net of amounts capitalized
2003	$36.8	$.5	$.4	$(.4)	$37.3
2002	36.3	.5	.9	.8	38.5
2001	45.2	.6	.8	(.6)	46.0
Income taxes
2003	$48.0	$6.0	$7.9	$(2.3)	$59.6
2002	64.3	5.3	(.3)	(11.7)	57.6
2001	57.0	5.4	1.6	(4.9)	59.1
Cumulative effect of accounting change, net of tax
2003	$—	$—	$(4.5)	$—	$(4.5)
2002	—	—	—	—	—
2001	—	—	—	—	—
Property, plant and equipment, net
2003	$2,345.2	$133.3	$5.7	$—	$2,484.2
2002	2,273.0	144.4	4.4	—	2,421.8	*
2001	2,195.7	146.1	1.5	.3	2,343.6	*
Capital expenditures
2003	$172.9	$5.9	$2.5	$—	$181.3
2002	169.5	19.6	3.4	—	192.5
2001	149.8	34.8	1.1	—	185.7
Depreciation
2003	$143.5	$16.9	$1.3	$—	$161.7
2002	137.6	16.9	.5	—	155.0
2001	132.4	16.1	.3	—	148.8

* See Note 3 — Other Accounting Changes — Asset retirement obligations for further information.

Nicor Inc.	Page 53

Notes to the Consolidated Financial Statements (continued)

14. EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) included the following (in millions):

	2003	2002	2001

Nicor Energy	$9.6	$(9.2)	$(.9)
Triton	5.5	4.1	3.6
Horizon Pipeline	1.5	1.3	—
All other	(1.3)	(2.0)	(2.3)

	$15.3	$(5.8)	$.4

15. OTHER INCOME (EXPENSE), NET

Other income (expense), net included the following (in millions):

	2003	2002	2001

Interest income	$1.9	$2.5	$7.3
Other income	1.2	1.8	.8
Other expense	(1.1)	(.9)	(.5)

	$2.0	$3.4	$7.6

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General’s Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

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

Nicor Inc.

Date March 1, 2004	/s/ RICHARD L. HAWLEY

Richard L. Hawley
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2004.

Signature	Title

/s/ THOMAS L. FISHER Thomas L. Fisher (Principal Executive Officer)	Chairman and Chief Executive Officer

/s/ RICHARD L. HAWLEY Richard L. Hawley (Principal Financial Officer)	Executive Vice President and Chief Financial Officer

/s/ JEFFREY L. METZ Jeffrey L. Metz (Principal Accounting Officer)	Vice President and Controller

ROBERT M. BEAVERS, JR.*	Director

BRUCE P. BICKNER*	Director

JOHN H. BIRDSALL, III*	Director

THOMAS A. DONAHOE*	Director

JOHN E. JONES*	Director

DENNIS J. KELLER*	Director

WILLIAM A. OSBORN*	Director

JOHN RAU*	Director

JOHN F. RIORDAN*	Director

RUSS M. STROBEL*	Director

PATRICIA A. WIER*	Director

*	By	/s/ JEFFREY L. METZ

Jeffrey L. Metz
(Attorney-in-fact)

Nicor Inc.	Page 69

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	*	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	*	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.01.)

4.02	*	Indenture of Adoption of Nicor Gas to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Nicor Gas, Exhibit 4.02.)

4.03	*	Shareholder Rights Agreement, dated September 9, 1997, between the company and Harris Trust and Savings Bank, as Rights Agent. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 1.)

4.04	*	Supplemental Indenture, dated February 15, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas, Exhibit 4.19.)

Nicor Inc.	Page 70

Exhibit Index (continued)

Exhibit
Number		Description of Document

4.05	*	Supplemental Indenture, dated February 1, 1999, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas, Exhibit 4.19.)

4.06	*	Supplemental Indenture, dated February 1, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Nicor Gas, Exhibit 4.17.)

4.07	*	Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas, Exhibit 4.01.)

4.08	*	Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Nicor Gas, Exhibit 4.01.)

4.09	*	Supplemental Indenture, dated December 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Nicor Gas, Exhibit 4.20.)

4.10	*	Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 4.10.)

4.11	*	Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 4.11.)

4.12	*	Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 4.12.)

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

Nicor Inc.	Page 71

Exhibit Index (continued)

Exhibit
Number		Description of Document

10.04	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	*	Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	*	Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-K for 1989, Nicor Inc., Exhibit 10-29.)

10.09	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.10	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.11	*	Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.12	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.13	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.14	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.15	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.16	*	First Amendment to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.03.)

10.17	*	First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.18	*	First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

Nicor Inc.	Page 72

Exhibit Index (continued)

Exhibit
Number		Description of Document

10.19	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.20	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.21	*	Form of Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Ms. Halloran. (File No. 1-7297, Form 10-Q for June 2000, Nicor Inc., Exhibit 10.01.)

10.22	*	Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc. and Mr. Fisher. (File No. 1-7297, Form 10-K for 2000, Nicor Inc., Exhibit 10.28.)

10.23	*	2001 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2001, Nicor Inc., Exhibit 10.01.)

10.24	*	Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.25	*	2002 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2002, Nicor Inc., Exhibit 10.01.)

10.26	*	First Amendment to the Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.26.)

10.27	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.28	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.29	*	2003 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2003, Nicor Inc., Exhibit 10.01.)

10.30	*	Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Dodge. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10-30.)

10.31	*	Change-in-Control Agreement, dated November 25, 2002, between Nicor Inc. and Mr. Gracey. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10-31.)

10.32	*	Change-in-Control Agreement, dated December 8, 2003, between Nicor Inc. and Mr. Hawley. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.32.)

Exhibits 10.01 through 10.32 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) of Form 10-K.

Nicor Inc.	Page 73

Exhibit Index (concluded)

Exhibit
Number		Description of Document

18.01	*	Preferability Letter regarding Change in Accounting of Interim Depreciation. (File No. 1-7297, Form 10-Q for March 2003, Exhibit 18.01.)

21.01	*	Subsidiaries. (File No. 69-228, Form U-3A-2 for 2003, Nicor Inc., Item 1.)

23.01		Independent Auditors’ Consent.

24.01	*	Powers of Attorney. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 24.01.)

31.1		Rule 13a-14(a)/15d-14(a) Certification.

31.2		Rule 13a-14(a)/15d-14(a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

99.01	*	Form of Letter to Shareholders relating to Shareholder Rights Agreement. (File No. 1-7297, Form 8-K for September 1997, Nicor Inc., Exhibit 2.)

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.