Form 10-Q
period 2004-03-31
NICOR INC
filed 2004-04-30
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004

                                       or

      [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934



                          Commission File Number 1-7297

                                   NICOR INC.
             (Exact name of registrant as specified in its charter)



             Illinois                                        36-2855175
    (State of Incorporation)                             (I.R.S. Employer
                                                       Identification Number)

         1844 Ferry Road
   Naperville, Illinois 60563-9600                        (630) 305-9500
 (Address of principal executive offices)       (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [X] No [ ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at April 23, 2004, were 44,057,930 shares.




Nicor Inc.                                                               Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ................................. 1
           Consolidated Statements of Operations:
             Three months ended
             March 31, 2004 and 2003 ........................................ 2
           Consolidated Statements of Cash Flows:
             Three months ended
             March 31, 2004 and 2003 ........................................ 3
           Consolidated Balance Sheets:
             March 31, 2004 and 2003, and
             December 31, 2003 .............................................. 4

           Notes to the Consolidated Financial Statements ................... 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........28

   Item 4. Controls and Procedures ..........................................28

Part II - Other Information

   Item 1. Legal Proceedings ................................................29

   Item 2. Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities ...................................29

   Item 6. Exhibits and Reports on Form 8-K .................................29

           Signature ........................................................30

           Exhibit Index ....................................................31

Glossary

Degree day......The extent to which the daily average temperature falls below
                65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC.............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and
                electricity.
Mcf, MMcf, Bcf..Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..........   Performance-based rate, a regulatory plan that
                provided economic incentives based on natural gas
                cost performance.
TEU.............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Nicor Inc.                                                               Page 1
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2003 Annual Report on Form 10-K/A (Amendment No. 1).

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------
Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                                         Three months ended
                                                              March 31
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------
Operating revenues
    Gas distribution (includes revenue taxes
      of $70.9 and $62.4, respectively)              $ 1,035.1       $ 1,096.7
    Shipping                                              67.7            66.4
    Other energy ventures                                 51.7            21.1
    Corporate and eliminations                           (38.8)          (12.9)
                                                    -----------     -----------
                                                       1,115.7         1,171.3
Operating expenses
    Gas distribution
      Cost of gas                                        792.2           862.9
      Operating and maintenance                           63.9            58.5
      Depreciation                                        37.3            36.0
      Taxes, other than income taxes                      74.6            65.9
      Mercury-related costs (recoveries), net              (.1)            (.3)
    Shipping                                              63.5            60.7
    Other energy ventures                                 48.7            17.5
    Litigation charge                                     38.5               -
    Other corporate expenses and eliminations            (37.2)          (11.2)
                                                    -----------     -----------
                                                       1,081.4         1,090.0
                                                    -----------     -----------

Operating income                                          34.3            81.3
Equity investment income (loss), net                       1.2             1.3
Other income (expense), net                                 .5              .5
Interest expense, net of amounts capitalized              11.3             9.6
                                                    -----------     -----------

Income before income taxes and cumulative
  effect of accounting change                             24.7            73.5
Income taxes                                               5.1            23.1
                                                    -----------     -----------

Income before cumulative effect of
  accounting change                                       19.6            50.4
Cumulative effect of accounting change,
  net of $3.0 income tax benefit                             -            (4.5)
                                                    -----------     -----------

Net income                                                19.6            45.9
Dividends on preferred stock                                 -               -
                                                    -----------     -----------

Earnings applicable to common stock                  $    19.6       $    45.9
                                                    ===========     ===========

Average shares of common stock outstanding
    Basic                                                 44.0            44.0
    Diluted                                               44.2            44.1

Earnings per average share of common stock
    Basic
      Before cumulative effect of accounting change  $     .44       $    1.14
      Cumulative effect of accounting change,
        net of tax                                           -            (.10)
                                                    -----------     -----------
      Basic earnings per share                       $     .44       $    1.04
                                                    ===========     ===========

    Diluted
      Before cumulative effect of accounting change  $     .44       $    1.14
      Cumulative effect of accounting change,
        net of tax                                           -            (.10)
                                                    -----------     -----------
      Diluted earnings per share                     $     .44       $    1.04
                                                    ===========     ===========

Dividends declared per share of common stock         $    .465       $    .465


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                          Three months ended
                                                               March 31
                                                     --------------------------
                                                          2004            2003
                                                     -----------    -----------
Operating activities
    Net income                                        $    19.6      $    45.9
    Adjustments to reconcile net income
     to net cash flow provided from
     operating activities:
          Depreciation                                     41.8           40.4
          Deferred income tax expense                       9.6            9.9
          Cumulative effect of accounting change              -            4.5
          Gains on sale of property,
            plant and equipment                               -           (1.3)
          Changes in assets and liabilities:
            Receivables, less allowances                  (19.8)        (234.0)
            Gas in storage                                205.6           31.8
            Deferred/accrued gas costs                     38.0          (93.3)
            Other assets                                   (2.3)          33.6
            Accounts payable                              (87.7)          63.7
            Temporary last-in, first-out
              liquidation                                 195.9          258.6
            Other liabilities                              37.8             .6
          Other                                              .3              -
                                                      ----------    -----------
    Net cash flow provided from
      operating activities                                438.8          160.4
                                                      ----------    -----------

Investing activities
    Capital expenditures                                  (33.6)         (36.9)
    Net increase in short-term investments                 (4.3)          (1.0)
    Net proceeds from sale of property,
      plant and equipment                                    .1            1.8
    Other                                                   (.4)           (.1)
                                                      ----------    -----------
    Net cash flow used for investing
      activities                                          (38.2)         (36.2)
                                                      ----------    -----------

Financing activities
    Short-term borrowings (repayments), net              (388.0)        (125.0)
    Dividends paid                                        (20.5)         (20.3)
    Repayment of loan against cash
      surrender value                                     (11.7)             -
    Disbursements to reacquire stock                          -           (2.0)
    Other                                                    .9             .8
                                                      ----------    -----------
    Net cash flow used for financing
      activities                                         (419.3)        (146.5)
                                                      ----------    -----------

Net decrease in cash and cash equivalents                 (18.7)         (22.3)

Cash and cash equivalents, beginning of period             50.3           75.2
                                                      ----------    -----------

Cash and cash equivalents, end of period              $    31.6      $    52.9
                                                      ==========    ===========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(millions)

                                     March 31       December 31       March 31
                                       2004             2003            2003
                                    ----------      -----------      ----------

              Assets

Current assets
  Cash and cash equivalents          $    31.6       $    50.3       $    52.9
  Short-term investments, at cost
    which approximates market             37.2            32.9            26.7
  Receivables, less allowances of
    $29.7, $21.2 and $26.4,
    respectively                         496.6           476.8           699.5
  Gas in storage                          30.4           236.0             8.7
  Deferred gas costs                         -               -            26.0
  Deferred income taxes                   66.2            66.8            34.0
  Other                                   54.6            53.1            34.0
                                    -----------     -----------      ----------
                                         716.6           915.9           881.8
                                    -----------     -----------      ----------
Property, plant and equipment,
    at cost
  Gas distribution                     3,719.2         3,694.8         3,589.9
  Shipping                               296.7           296.6           305.1
  Other                                    8.2             8.1             6.0
                                    -----------     -----------      ----------
                                       4,024.1         3,999.5         3,901.0
  Less accumulated depreciation        1,537.4         1,515.3         1,470.6
                                    -----------     -----------      ----------
                                       2,486.7         2,484.2         2,430.4
                                    -----------     -----------      ----------
Prepaid pension costs                    178.2           177.1           177.1
Other assets                             227.0           220.0           204.1
                                    -----------     -----------      ----------
                                     $ 3,608.5       $ 3,797.2       $ 3,693.4
                                    ===========     ===========      ==========

   Liabilities and Capitalization

Current liabilities
  Long-term obligations
    due within one year              $       -       $       -       $   100.0
  Short-term borrowings                  187.0           575.0           190.0
  Accounts payable                       297.7           385.4           613.7
  Temporary last-in, first-out
    liquidation                          195.9               -           258.6
  Accrued gas costs                       85.0            47.0               -
  Dividends payable                       20.5            20.5            20.5
  Other                                   79.7            40.8            46.0
                                    -----------     -----------      ----------
                                         865.8         1,068.7         1,228.8
                                    -----------     -----------      ----------

Deferred credits and other liabilities
  Accrued future removal costs           682.0           670.0           635.0
  Deferred income taxes                  567.8           561.4           395.9
  Regulatory income tax liability         47.5            48.4            61.3
  Unamortized investment tax credits      34.9            35.6            37.0
  Other                                  159.2           161.6           181.6
                                    -----------     -----------      ----------
                                       1,491.4         1,477.0         1,310.8
                                    -----------     -----------      ----------

Capitalization
  Long-term obligations
    Long-term bonds and notes            494.9           495.1           396.3
    Mandatorily redeemable
      preferred stock                      1.8             1.8               -
                                    -----------     -----------      ----------
                                         496.7           496.9           396.3
                                    -----------     -----------      ----------

  Mandatorily redeemable
    preferred stock                          -               -             2.0

  Common equity
    Common stock                         110.1           110.1           110.0
    Paid-in capital                        4.4             3.6             2.0
    Retained earnings                    646.2           647.1           649.2
    Unearned compensation                  (.2)            (.2)            (.3)
    Accumulated other comprehensive
      income (loss), net                  (5.9)           (6.0)           (5.4)
                                    -----------     -----------      ----------
                                         754.6           754.6           755.5
                                    -----------     -----------      ----------
                                     $ 3,608.5       $ 3,797.2       $ 3,693.4
                                    ===========     ===========      ==========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 5
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the consolidated financial statement notes included in the Nicor Inc. (Nicor) 2003 Annual Report on Form 10-K/A (Amendment No. 1). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

1.   ACCOUNTING POLICIES

Gas in storage. Gas distribution inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

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

                                    March 31    December 31   March 31
                                      2004         2003         2003
                                   ----------  -----------   ---------

     Accrued future removal costs  $   (682.0)   $  (670.0)  $ (635.0)
     Deferred (accrued) gas costs       (85.0)       (47.0)      26.0
     Regulatory income tax liability    (47.5)       (48.4)     (61.3)
     Deferred environmental costs        31.8         37.0       39.1
     Unamortized losses on
       reacquired debt                   20.7         20.9       18.8
     Other                                 .2            -          -
                                   ----------   ----------  ---------
                                   $   (761.8)   $ (707.5)   $ (612.4)
                                   ===========  ==========  =========

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs for all periods presented were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. Accrued future removal costs at March 31, 2003 have similarly been reclassified to conform to that presentation.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2004 and 2003 were $69.5 million and $61.5 million, respectively.

Income taxes. Nicor recorded an income tax benefit on the litigation charge discussed in Note 13 - Contingencies - Securities Class Actions at Nicor's marginal income tax rate of about 40 percent. As a result, the company's effective income tax rate fell to 21 percent in the first quarter of 2004 as compared to 31 percent in the first quarter of 2003. The effective income tax rate for the full year is estimated to be approximately 30 percent.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Stock Options and Awards. Nicor does not recognize compensation expense for awards granted under its stock-based compensation plans as it continues to apply the intrinsic value method. Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, requires a company that uses the intrinsic value method to disclose the effect on net income and earnings per share had it applied the fair value method. The effect of using the fair value method on Nicor is as follows (in millions):

                                                       Three months
                                                          ended
                                                         March 31
                                                     ----------------
                                                       2004     2003
                                                     -------- -------

        Net income - as reported                    $   19.6  $  45.9
        Less:  Total stock-based employee
               compensation expense determined
               under the fair value method for
               all awards, net of tax                     .2      .2
                                                    -------- -------
        Net income - pro forma                      $   19.4  $ 45.7
                                                    ======== =======

There would have been no impact on the company's reported first-quarter earnings per share if compensation expense for stock options had been recognized based upon the fair value method.

2.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor's wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage and transportation agreements. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3 million in income tax benefits.

3.   NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor on January 1, 2004, and had no impact on the company's financial position or results of operations.

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

4.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $96.1 million, $140 million and $164.2 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

5.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations    Total
                                      ------------  ----------  ---------  -------------  ---------


  Three months ended March 31, 2004
   Operating revenues
    External customers                $      999.9  $     67.7  $    48.1  $          -   $ 1,115.7
    Intersegment                              35.2           -        3.6         (38.8)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,035.1  $     67.7  $    51.7  $      (38.8)  $ 1,115.7
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       67.2  $      4.2  $     3.0  $      (40.1)  $    34.3
                                      ============  ==========  =========  =============  =========

  Three months ended March 31, 2003
   Operating revenues
    External customers                $    1,084.0  $     66.4  $    20.9  $          -   $ 1,171.3
    Intersegment                              12.7           -         .2         (12.9)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,096.7  $     66.4  $    21.1  $      (12.9)  $ 1,171.3
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       73.7  $      5.7  $     3.6  $       (1.7)  $    81.3
                                      ============  ==========  =========  =============  =========



The majority of intersegment revenues represent Nicor Gas revenues related to customers purchasing utility-bill management products from Nicor Solutions. Under these products, Nicor Solutions bills a fixed amount to a customer and in exchange pays the customer's utility bills from Nicor Gas. Intersegment revenues have been eliminated in the consolidated financial statements.

The $40.1 million loss shown in corporate and eliminations for the three months ended March 31, 2004 includes a $38.5 million litigation charge related to an agreement to settle securities class actions as described in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

6.   EQUITY INVESTMENT INCOME (LOSS), NET

Equity investment income (loss), net includes the following (in millions):

                                           Three months ended
                                                March 31
                                           --------------------
                                             2004       2003
                                           ---------  ---------

   Triton Container Investments (Triton)   $   1.5     $   1.3
   Affordable housing investments              (.4)        (.6)
   Horizon Pipeline                             .3          .3
   All other                                   (.2)         .3
                                           ---------  ---------
                                           $   1.2     $   1.3
                                           =========  =========

7.   OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                                           Three months ended
                                                March 31
                                           --------------------
                                             2004       2003
                                           ---------  ---------

    Interest income                        $    .5     $    .6
    Other income                                .2          .2
    Other expense                              (.2)        (.3)
                                           ---------  ---------
                                           $    .5     $    .5
                                           =========  =========

8.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                           Three months ended
                                                March 31
                                           --------------------
                                             2004       2003
                                           ---------  ---------

   Net income                              $    19.6   $  45.9
   Net other comprehensive income
    (loss), after tax                             .1        .9
                                           ---------  ---------
   Total comprehensive income              $    19.7   $  46.8
                                           =========  =========

Net other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures and other equity-method investees.

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million at March 31, 2004 and December 31, 2003, and $450 million at March 31, 2003. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $546 million, $530 million and $487 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

10.   POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company's past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company's share of cost for most future retirees. The company's postretirement benefit costs have been considered in rate proceedings on the accrual basis.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                             Pension
                                             benefits       Other benefits
                                          ---------------  -----------------
                                            2004    2003     2004     2003
                                          ------- -------  --------  -------

      Three months ended March 31
       Service cost                         $ 2.2   $ 1.8   $   .6   $   .5
       Interest cost                          4.0     4.1      2.5      2.8
       Expected return on plan assets        (8.0)   (7.2)     (.2)     (.3)
       Recognized net actuarial loss           .5     1.1      1.2       .7
       Amortization of unrecognized
         transition obligation                  -       -        -       .8
       Amortization of prior service
         cost                                  .2      .2        -        -
                                           ------  ------   -------  -------
       Net periodic benefit cost (credit)  $ (1.1)  $   -   $  4.1   $   4.5
                                           ======= =======  =======  =======

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. The resultant cost reduction is reflected in the 2004 net periodic benefit costs presented above. In April 2004, the plan was amended to make cost-sharing changes for unionized employees. The impact of the April 2004 amendment is expected to be immaterial.

Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

11.   RELATED PARTY TRANSACTIONS

In the first quarter of 2004 and 2003, Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.7 million and $2.6 million, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

In each of the first quarters of 2004 and 2003, EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Technologies, a wholly owned subsidiary of Nicor, $.9 million for engineering and corrosion services.

12.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued financial guarantees extending through 2007 on behalf of its wholly owned subsidiaries and other affiliates, guaranteeing payment by these affiliates under the terms of various existing or potential contracts. These contracts relate primarily to physical and financial transactions in energy commodities and related services, and operating lease obligations. The maximum potential payment under these guarantees was $185 million and $188 million at March 31, 2004 and 2003, respectively, of which $183 million and $162 million, respectively, related to parental guarantees of existing or potential subsidiary obligations that are reflected as liabilities in Nicor's consolidated balance sheet when incurred by the subsidiaries. The remaining $2 million and $26 million of maximum potential payments at March 31, 2004 and 2003, respectively, related to guarantees on behalf of Nicor Energy, a 50-percent-owned retail energy marketing joint venture, and guarantees of operating lease obligations that are not reflected as liabilities in Nicor's consolidated balance sheet.

Tropic Equipment Leasing Inc. (TEL), a wholly owned subsidiary of Nicor, holds the company's interests in Triton, a cargo container leasing company. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $3 million and $10 million at March 31, 2004 and 2003, respectively. Nicor believes the likelihood of any such payment by TEL is remote.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and repair costs are charged to expense as incurred. Repair expenses of $.7 million and $1.0 million were incurred in the first quarter of 2004 and 2003, respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws. Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

litigation they are a party to by reason of their association with the company, subject to certain limitations. It is not possible to estimate the maximum potential payment under these indemnifications.

13.   CONTINGENCIES

The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at March 31, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of March 31, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2004.

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

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred in the first quarter of either 2004 or 2003, and any future gains or losses are not expected to be material. Nicor's maximum exposure under a guarantee commitment on behalf of Nicor Energy as of March 31, 2004 was about $1 million. Nicor believes it is unlikely that a payment will be required under this guarantee.

Nicor Inc.                                                              Page 13
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy, a 50/50 joint venture between Nicor Inc. and Dynegy Inc., of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (former Executive Vice President Finance and Administration and current Executive Vice President and Chief Risk Officer). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President of Administration and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company's former independent auditor. The plaintiffs seek to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs allege that during the class period defendants misrepresented the PBR plan, Nicor's historical financial condition and results of operations, and its future prospects. The class is seeking compensatory damages, prejudgment interest, and attorneys' fees and costs. On April 16, 2004 Nicor announced that its board of directors had approved an agreement to settle the above referenced action. Under the terms of the settlement, all claims against Nicor and Nicor-related defendants will be dismissed without any finding or admission of wrongdoing or liability, for a payment of $38.5 million. On April 30, 2004 the court granted preliminary approval of the settlement. The final-approval hearing is scheduled for July 9, 2004. The financial statements for the first quarter of 2004 reflect an accrual, as a litigation charge, of $38.5 million related to this agreement (the related liability is included in other current liabilities).

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and current Executive Vice President and Chief Risk Officer) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor's Motion to Dismiss and Plaintiffs were granted leave to file a Consolidated Third Amended Complaint. In November 2003, the Plaintiffs filed a Consolidated Third Amended Complaint and in December 2003, Nicor filed a Motion to Dismiss. The Court denied Nicor's Motion to Dismiss on March 26, 2004. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside

Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 31 households.

As of March 31, 2004, Nicor Gas had remaining an estimated liability of $21.5 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Nicor Gas recovered approximately $.1 million and $.3 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in the first quarter of 2004 and 2003, respectively.

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

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

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

Other. In a recent Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above-referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision on Nicor. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, a shareholder derivative lawsuit and related matters, with any remaining balance to be paid to Nicor. Nicor's financial statements do not reflect any benefit related to such future payment because the amount of funds to be held in escrow ultimately attributable to Nicor, if any, is not presently determinable. Nicor also continues to seek coverage from its other D&O insurance carrier for additional coverage in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2003 Annual Report on Form 10-K/A (Amendment No. 1). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

SUMMARY

Nicor's first quarter 2004 earnings were significantly impacted by a $38.5 million pretax litigation charge related to an agreement in April 2004 to settle the securities class actions. The charge reduced net income by $23.2 million and diluted earnings per share by $.52. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

First quarter 2004 diluted earnings per share was $.44 compared to $1.04 in the first quarter of 2003. Net income for the 2004 quarter decreased to $19.6 million compared to $45.9 million a year ago. Contributing to the decrease were lower operating results in the gas distribution and shipping segments and at Nicor's other energy ventures, and the first quarter 2004 litigation charge. In the first quarter of 2003, a $4.5 million cumulative effect loss from an accounting change was recorded for Nicor Enerchange, Nicor's wholesale natural gas marketing company.

Operating income (loss) by major business segment is presented below (in millions):

                                                  Three months
                                                     ended
                                                    March 31
                                               -----------------
                                                 2004      2003
                                               --------  -------

   Gas distribution                            $  67.2  $   73.7
   Shipping                                        4.2       5.7
   Other energy ventures                           3.0       3.6
   Corporate and eliminations                    (40.1)     (1.7)
                                               --------  -------
                                               $  34.3   $  81.3
                                               ========  =======

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased $6.5 million in the first quarter of 2004 compared to the 2003 first quarter due primarily to higher operating expenses ($5.4 million).

o Shipping operating income decreased $1.5 million in the first quarter of 2004 compared to the corresponding prior-year period due to the absence of a property sales gain recognized last year ($1.3 million). The positive effect of increased volumes shipped was essentially offset by the impacts of lower average rates due to a change in cargo mix and higher operating costs.

Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

o Other energy ventures operating income decreased $.6 million in the first quarter of 2004 compared to the first quarter of 2003. A decline at Nicor Solutions, one of Nicor's retail energy-related products and services businesses ($6.2 million), was partially offset by higher operating results from Nicor Enerchange, the company's wholesale natural gas marketing business ($4.4 million), and the absence of prior year losses from former business activities ($.9 million).

o Corporate and eliminations operating loss increased $38.4 million due to the first quarter 2004 litigation charge ($38.5 million) related to an agreement to settle the securities class actions. More information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

These factors are discussed in more detail in the Results of Operations section.

RESULTS OF OPERATIONS

The following discussion provides additional information about the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                                  Three months
                                                     ended
                                                    March 31
                                               --------------------
                                                 2004        2003
                                               ---------  ---------

   Gas distribution                            $ 1,035.1  $ 1,096.7
   Shipping                                         67.7       66.4
   Other energy ventures                            51.7       21.1
   Corporate and eliminations                      (38.8)     (12.9)
                                               ---------  ---------
                                               $ 1,115.7  $ 1,171.3
                                               =========  =========

Gas distribution revenues decreased to $1,035.1 million in the first quarter of 2004 from $1,096.7 million in 2003 due primarily to warmer weather (approximately $50 million). Revenues also decreased due to lower natural gas costs ($4.8 million), which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review.

First quarter 2004 shipping revenues increased due to higher volumes shipped ($4.5 million) partially offset by lower average rates ($3.0 million). Higher volumes reflect increased activity related to an improvement in overall market conditions while lower average rates reflect a change in cargo mix.

Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $30.6 million increase in 2004 first-quarter revenues for other energy ventures resulted primarily from higher revenues at Nicor Solutions ($23.7 million), reflecting a significant increase in the number of customers purchasing utility-bill management products. Nicor Enerchange also contributed increased revenues ($5.2 million), related largely to providing risk-management services that Nicor Solutions previously outsourced to an external party.

Corporate and eliminations reflects primarily the elimination of intersegment revenues, as described in the Notes to the Consolidated Financial Statements -
Note 5 Business Segment Information.

Gas distribution margin. Nicor utilizes a measure it refers to as "gas distribution margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance.

A reconciliation of gas distribution revenues and margin follows (in millions):

                                                    Three months
                                                        ended
                                                      March 31
                                               ---------------------
                                                  2004        2003
                                               ---------   ---------

Gas distribution revenues                      $ 1,035.1  $  1,096.7
Cost of gas                                       (792.2)     (862.9)
Revenue tax expense                                (69.5)      (61.5)
                                               ---------    --------
Gas distribution margin                        $   173.4    $  172.3
                                               =========    ========

Gas distribution margin increased slightly in 2004 due primarily to increased natural gas deliveries unrelated to weather ($1.8 million) and increased customer finance and late payment charges ($1 million) related to higher amounts past due. These improvements were partially offset by smaller contributions from the Chicago Hub ($1 million) and the negative impact of warmer-than-normal weather in 2004 ($1.1 million). While 2003 volumes were higher than normal due to colder weather, there was no margin impact because Nicor Gas had hedged the impact of weather in the first quarter of 2003.

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $5.4 million in the first quarter of 2004 to $63.9 million. The increase from the prior-year period was due primarily to higher bad debt expense ($4.3 million) and an increase to the estimated liability for legal defense costs related to the PBR plan review ($2.5 million). These negative factors were partially offset by the absence of weather protection expenses in 2004 ($1.4 million).

Shipping operating expenses. Shipping segment operating expenses rose $2.8 million in the first quarter of 2004 due primarily to lower property sales gains ($1.3 million) and higher wage and benefit costs ($.7 million) due primarily to one-time severance payments.

Nicor Inc.                                                              Page 20
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other energy ventures operating expenses. The $31.2 million increase in the 2004 operating expenses compared to 2003 was due primarily to increased expenses at Nicor Solutions ($30 million) associated with increased revenues.

Litigation charge. The first quarter 2004 litigation charge ($38.5 million) relates to an agreement to settle the securities class actions. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

Other corporate operating expenses and eliminations. Other corporate operating expenses were zero and $1.7 million in the first quarter of 2004 and 2003, respectively. The decrease is attributable primarily to lower legal ($.8 million) and employee benefit ($.6 million) expenses. Intercompany eliminations aggregated $37.2 million and $12.9 million in the first quarter of 2004 and 2003, respectively, related primarily to utility-bill management products.

Interest expense. Interest expense for the three-month period ended March 31, 2004 increased $1.7 million to $11.3 million due to an increase in average borrowing levels, partially offset by a decrease in average interest rates.

Income taxes. The company's effective income tax rate fell to 21 percent in the first quarter of 2004 as compared to 31 percent in the first quarter of 2003 principally due to recording an income tax benefit on the litigation charge discussed above at Nicor's marginal income tax rate of about 40 percent. The effective income tax rate for the full year is estimated to be approximately 30 percent.

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

Gas Distribution Statistics


                                                        Three months ended
                                                             March 31
                                                 ------------------------------
                                                      2004             2003
                                                 -------------     ------------
Operating revenues (millions)
    Sales
       Residential                                  $   720.0        $   765.8
       Commercial                                       158.0            171.9
       Industrial                                        22.7             26.8
                                                 -------------     ------------
                                                        900.7            964.5
                                                 -------------     ------------
    Transportation
       Residential                                        8.1              7.1
       Commercial                                        25.2             25.9
       Industrial                                        10.9             11.3
       Other                                              5.1              5.1
                                                 -------------     ------------
                                                         49.3             49.4
                                                 -------------     ------------
    Other revenues
       Revenue taxes                                     70.9             62.4
       Environmental cost recovery                        6.6             15.7
       Chicago Hub                                        1.4              2.4
       Other                                              6.2              2.3
                                                 -------------     ------------
                                                         85.1             82.8
                                                 -------------     ------------
                                                    $ 1,035.1        $ 1,096.7
                                                 =============     ============
Deliveries (Bcf)
    Sales
       Residential                                       99.9            107.6
       Commercial                                        21.6             23.4
       Industrial                                         3.2              3.7
                                                 -------------     ------------
                                                        124.7            134.7
                                                 -------------     ------------
    Transportation
       Residential                                        8.8              8.1
       Commercial                                        37.4             39.7
       Industrial                                        36.9             36.5
                                                 -------------     ------------
                                                         83.1             84.3
                                                 -------------     ------------
                                                        207.8            219.0
                                                 =============     ============
Customers at end of period (thousands)
    Sales
       Residential                                    1,759.0          1,748.9
       Commercial                                       115.8            111.0
       Industrial                                         7.4              7.1
                                                 -------------     ------------
                                                      1,882.2          1,867.0
                                                 -------------     ------------
    Transportation
       Residential                                      144.4            122.4
       Commercial                                        58.6             61.2
       Industrial                                         6.2              6.6
                                                 -------------     ------------
                                                        209.2            190.2
                                                 -------------     ------------
                                                      2,091.4          2,057.2
                                                 =============     ============

Other statistics
    Degree days                                       3,030            3,254
    Colder (warmer) than normal                        (2)%               6%
    Average gas cost per Mcf sold                    $ 6.30           $ 6.36

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Statistics

                                                  Three months
                                                     ended
                                                    March 31
                                               -----------------
                                                 2004      2003
                                               --------  -------

TEUs shipped (thousands)                           45.7     42.7
Revenue per TEU                                 $ 1,484  $ 1,549
Ports served                                         24       24
Vessels operated                                     16       17

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. As discussed in the 2003 Form 10-K/A (Amendment No. 1), the year-end gas in storage balance was higher than a year earlier due to an increased quantity of owned gas. Over the first and second quarters, positive cash flow generally occurs from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter. Net cash flow provided from operating activities increased $278.4 million to $438.8 million in the 2004 first quarter from $160.4 million in the prior-year period.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of $500 million through September 2004. The company had $187 million of commercial paper borrowings outstanding at March 31, 2004. The company is in compliance with the covenants relating to its short-term line of credit agreements at March 31, 2004. The company expects that funding from commercial paper and related backup line of credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

On March 18, 2004, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable May 1, 2004.

Agreement to Settle the Securities Class Actions. On April 16, 2004, Nicor paid $38.5 million to a third-party escrow fund in response to an agreement to settle the securities class actions. Payment of this settlement did not have a material impact on the company's financial condition or liquidity. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis - Critical Accounting Estimates in the 2003 Annual Report on Form 10-K/A (Amendment No. 1) for a detailed discussion of the company's critical accounting policies.

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection was in effect in the first quarter of 2004. It is estimated that a 100-degree-day variation from normal weather affects Nicor's gas-distribution earnings by about 2-1/2 cents per share. However, since mid-2003 Nicor also bears the partially offsetting weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending on the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In the first quarter of 2004, the weather impact of utility-bill management products was insignificant. The company will continue to evaluate its coverage options to determine whether it wishes to purchase any external weather protection.

Gas distribution labor negotiations. On April 7, 2004, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new five-year labor agreement which expires on February 28, 2009. This agreement covers approximately 1,500 physical and clerical employees of Nicor Gas.

Property sale. Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings and anticipates an increase in property sale activity in 2004.

Contingencies. The following contingencies of Nicor are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor's liquidity or financial condition.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at March 31, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of March 31, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2004.

Nicor Energy. Significant developments occurred in 2002 and 2003 relating to Nicor's 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Nicor Energy.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy, a 50/50 joint venture between Nicor Inc. and Dynegy Inc., of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the United States Securities and Exchange Commission (SEC) filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's financial condition or results of operations.

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Nicor and certain of its executives are defendants in a consolidated class action lawsuit. Information about this action is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Shareholder Derivative Lawsuits.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. See the Notes to the Consolidated Financial Statements - Note 13 Contingencies.

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, a shareholder derivative lawsuit and related matters, with any remaining balance to be paid to Nicor. Nicor's financial statements do not reflect any benefit related to such future payment because the amount of funds to be held in escrow ultimately attributable to Nicor, if any, is not presently determinable. Nicor also continues to seek coverage from its other D&O insurance carrier for additional coverage in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Market risk. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2003 Annual Report on Form 10-K/A (Amendment No. 1).

Energy trading activities. At March 31, 2004, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held derivative contracts with the following fair values (in millions):

                                                        Maturity
                                            -------------------------------
                                   Total      Less than   1 to 3     3 to 5
Source of Fair Value              Fair Value   1 Year      Years      Years
                                 -----------  ---------  --------   ---------
Prices actively quoted           $    2.1     $    2.0   $     .1   $       -
Prices based on pricing models          -            -          -           -
                                 ---------    ---------  --------   ---------
Total                            $    2.1     $    2.0   $     .1   $       -
                                 =========    =========  ========   =========

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor, and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management's Discussion and Analysis - Market Risk, which is incorporated herein by reference.

Item 4.    Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation").

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Nicor Inc.                                                              Page 29
-------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 13 Contingencies, which are incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under a common stock repurchase program, Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no repurchases under this program in 2004, and at March 31, 2004, approximately $22 million remained authorized for the repurchase of common stock. However, Nicor did make the following common stock repurchases in the first quarter of 2004, related primarily to its Automatic Dividend Reinvestment and Stock Purchase Plans:
                                              (c) Total
                                               Number of    (d)Maximum
                                                 Shares      Number of
                                               Purchased as  Shares that
                                                Part of       May Yet be
                       (a)Total                 Publicly      Purchased
                      Number of  (b)Average    Announced     Under the
                       Shares     Price Paid   Plans or       Plans or
     Period           Purchased   per Share    Programs       Programs
------------------    ----------  -----------  -----------  ------------

January 1 to 31,2004       3,659    $   34.18            -             -
February 1 to 29, 2004    54,066        33.74            -             -
March 1 to 31, 2004        6,960        36.39            -             -
                      ----------  -----------  -----------  ------------
                          64,685    $   34.05            -             -
                      ==========  ===========  ===========  ============

Item 6. Exhibits and Reports on Form 8-K

(a)     See Exhibit Index beginning on page 31 filed herewith.

(b) On January 16, 2004, Nicor filed a Form 8-K under Item 5, regarding a press release dated January 15, 2004 announcing the appointment of a new director to the board of directors.

        On February 10, 2004, Nicor furnished a Form 8-K*, under Items 7 and 12, regarding a press release dated February 9, 2004 announcing financial results for the year ended December 31, 2003 and providing 2004 earnings guidance.

        On March 23, 2004, Nicor furnished a Form 8-K* under Item 9, regarding analyst presentations of March 23 and March 24, 2004.

        * This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

Nicor Inc.                                                             Page 30
-------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Inc.


  April 30, 2004                     /s/ JEFFREY L. METZ
  --------------                     --------------------------
     (Date)                          Jeffrey L. Metz
                                     Vice President and Controller

Nicor Inc.                                                              Page 31
-------------------------------------------------------------------------------
Exhibit Index

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

    3.05 * Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor
           Inc., Exhibit A and Exhibit B thereto.)

    3.06 * Amendment to Articles of Incorporation of the company.
           (File No. 1-7297, Form 10-K for 1992, Nicor Inc.,
           Exhibit 3-06.)

    3.07 * Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor
           Inc., Exhibit A-1 and Exhibit B thereto.)

    3.08 * Amendment to Articles of Incorporation of the company.
           (Proxy Statement dated March 6, 1998, Nicor Inc., Item
           2 thereto.)

    3.09 * By-Laws of the company as amended by the company's
           Board of Directors on January 15, 2004.  (File No.
           1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

   10.01   2004 Long-Term Incentive Program.

   10.02   2004 Incentive Compensation Plan.

   10.03   First Amendment to Nicor Inc. 1995 Directors' Stock Plan.

    31.1   Rule 13a-14(a)/15d-14(a) Certification.

    31.2   Rule 13a-14(a)/15d-14(a) Certification.

    32.1   Section 1350 Certification.

    32.2   Section 1350 Certification.

Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------
Exhibit Index (concluded)

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