Form 10-Q
period 2004-06-30
NICOR INC
filed 2004-08-09
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at August 6, 2004, were 44,064,616 shares.

Nicor Inc.                                                               Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information
   Item 1. Financial Statements (Unaudited) ................................ 1
           Consolidated Statements of Operations:
             Three and six months ended
             June 30, 2004 and 2003 ........................................ 2
           Consolidated Statements of Cash Flows:
             Six months ended
             June 30, 2004 and 2003 ........................................ 3
           Consolidated Balance Sheets:
             June 30, 2004 and 2003, and
             December 31, 2003 ............................................. 4

           Notes to the Consolidated Financial Statements .................. 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................19

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......33

   Item 4. Controls and Procedures .........................................33

Part II - Other Information
   Item 1. Legal Proceedings ...............................................34

   Item 2. Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities ................................34

   Item 4. Submission of Matters to a Vote of Security Holders .............35

   Item 6. Exhibits and Reports on Form 8-K ................................36

           Signature .......................................................37

           Exhibit Index ...................................................38
Glossary

Degree day......The extent to which the daily average temperature falls below
                65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 6,000 degree days per year.
ICC.............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and
                electricity.
Mcf, MMcf, Bcf..Thousand cubic feet, million cubic feet, billion cubic feet.
PBR.............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas
                cost performance.
TEU.............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Six months ended
                                               June 30            June 30
                                          ------------------  -----------------
                                             2004     2003      2004      2003
                                           -------- -------   --------  -------

Operating revenues
   Gas distribution (includes revenue taxes
    of $25.2, $24.6, $96.1 and $86.9,
    respectively)                          $ 338.4 $ 379.5   $1,373.5  $1,476.2
   Shipping                                   72.4    67.1      140.2     133.6
   Other energy ventures                      33.5    17.5       85.2      38.6
   Corporate and eliminations                (14.8)  (11.3)     (53.7)    (24.3)
                                            ------- -------   --------  -------
                                             429.5   452.8    1,545.2   1,624.1
Operating expenses
   Gas distribution
    Cost of gas                              200.5   241.0      992.7   1,103.9
    Operating and maintenance                 54.6    54.7      118.5     113.1
    Depreciation                              37.4    36.0       74.6      72.1
    Taxes, other than income taxes            29.1    28.0      103.8      93.9
    Mercury-related costs (recoveries), net     .2   (17.4)        .1     (17.8)
    Property sale gains                       (5.5)    (.4)      (5.5)      (.4)
   Shipping                                   65.5    62.2      129.1     123.0
   Other energy ventures                      28.1    18.1       76.9      35.6
   Litigation charge                             -       -       38.5         -
   Other corporate expenses and eliminations (13.5)   (8.3)     (50.9)    (19.6)
                                            ------- -------   --------  -------
                                             396.4   413.9    1,477.8   1,503.8
                                            ------- -------   --------  -------

Operating income                              33.1    38.9       67.4     120.3
Equity investment income (loss), net           1.7     6.7        2.9       8.0
Other income (expense), net                     .9      .6        1.3       1.1
Interest expense, net of amounts capitalized   8.3     9.2       19.5      18.9
                                            ------- -------   --------  -------

Income before income taxes and cumulative
   effect of accounting change                27.4    37.0       52.1     110.5
Income taxes                                   7.9    13.2       13.1      36.3
                                            ------- -------   --------  -------

Income before cumulative effect of
   accounting change                          19.5    23.8       39.0      74.2
Cumulative effect of accounting change, net
   of $3.0 income tax benefit                    -       -          -      (4.5)
                                            ------- -------   --------  -------

Net income                                    19.5    23.8       39.0      69.7
Dividends on preferred stock                     -       -          -         -
                                            ------- -------   --------  -------

Earnings applicable to common stock         $ 19.5  $ 23.8    $  39.0   $  69.7
                                            ======= =======   ========  =======

Average shares of common stock outstanding
   Basic                                      44.1    44.0       44.0     44.0
   Diluted                                    44.3    44.2       44.2     44.1

Earnings per average share of common stock
   Basic
    Before cumulative effect of accounting
      change                                $  .44  $  .54    $   .89   $ 1.68
    Cumulative effect of accounting change,
      net of tax                                 -       -          -     (.10)
                                            ------- -------   --------  -------
    Basic earnings per share                $  .44  $  .54    $   .89   $ 1.58
                                            ======= =======   ========  =======

   Diluted
    Before cumulative effect of accounting
      change                                $  .44  $  .54    $   .88   $ 1.68
    Cumulative effect of accounting change,
      net of tax                                 -       -          -     (.10)
                                            ------- -------   --------  -------
    Diluted earnings per share              $  .44  $  .54    $   .88   $ 1.58
                                            ======= =======   ========  =======

Dividends declared per share of common
   stock                                    $ .465  $ .465    $   .93   $  .93


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                             Six months ended
                                                                 June 30
                                                           -------------------
                                                             2004       2003
                                                           --------  ---------
Operating activities
   Net income                                               $ 39.0     $ 69.7
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                            83.6       80.9
      Deferred income tax expense                              3.0       12.3
      Cumulative effect of accounting change                     -        4.5
      Gain on sale of property, plant and equipment           (5.5)      (1.7)
      Other noncash items                                      1.6       (6.5)
      Changes in assets and liabilities:
        Receivables, less allowances                         195.7      122.2
        Gas in storage                                       190.3        5.1
        Deferred/accrued gas costs                            (4.9)     (73.6)
        Prepaid pension costs                                 (2.2)         -
        Other assets                                         (20.6)      35.5
        Accounts payable                                      43.3     (104.8)
        Temporary last-in, first-out liquidation              77.8       18.0
        Other liabilities                                     34.0      (23.2)
                                                           --------  ---------
   Net cash flow provided from operating activities          635.1      138.4
                                                           --------  ---------

Investing activities
   Capital expenditures                                      (80.1)     (85.1)
   Purchases of restricted short-term investments            (38.5)         -
   Purchases of marketable securities                        (19.9)         -
   Proceeds from disposal of marketable securities             4.7          -
   Net decrease (increase) in other short-term investments     5.7       (6.5)
   Net proceeds from sale of property, plant and
     equipment                                                 7.4        2.4
   Repayments from joint ventures                                -        5.6
   Other investing activities                                  (.4)       (.4)
                                                           --------  ---------
   Net cash flow used for investing activities              (121.1)     (84.0)
                                                           --------  ---------

Financing activities
   Disbursements to retire long-term debt                        -     (100.0)
   Short-term borrowings (repayments), net                  (446.0)      20.0
   Dividends paid                                            (41.0)     (40.8)
   Borrowing against cash surrender value of life
     insurance policies                                       26.1          -
   Repayment of loan against cash surrender value of
     life insurance policies                                 (11.7)         -
   Disbursements to reacquire stock                              -       (2.3)
   Other financing activities                                  1.2         .8
                                                           --------  ---------
   Net cash flow used for financing activities              (471.4)    (122.3)
                                                           --------  ---------

Net increase (decrease) in cash and cash
   equivalents                                                42.6      (67.9)

Cash and cash equivalents, beginning of period                50.3       75.2
                                                           --------  ---------

Cash and cash equivalents, end of period                    $ 92.9     $  7.3
                                                           ========  =========

Supplemental schedule of noncash investing and financing activities:

One of Nicor's Directors and Officers insurance carriers paid $29 million into an escrow account as described in Note 4. Assets and liabilities were recorded as follows:

    Restricted short-term investments                       $ 29.0          -
    Obligation related to restricted investments              29.0          -


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                            June 30    December 31    June 30
                                              2004        2003          2003
                                           ---------   -----------   ---------
            Assets
            ------
Current assets
   Cash and cash equivalents              $    92.9    $    50.3    $     7.3
   Restricted short-term investments           67.5            -            -
   Short-term investments, at cost which
     approximates market                       29.9         32.9         32.2
   Receivables, less allowances of $29.3,
     $21.2 and $24.6, respectively            281.1        476.8        343.3
   Gas in storage                              43.3        236.0         35.4
   Deferred gas costs                             -            -          6.3
   Deferred income taxes                       71.8         66.8         42.9
   Other                                       70.0         53.1         39.0
                                           ---------    ---------    ---------
                                              656.5        915.9        506.4
                                           ---------    ---------    ---------
Property, plant and equipment, at cost
   Gas distribution                         3,753.8      3,694.8      3,622.6
   Shipping                                   299.0        296.6        306.2
   Other                                        9.0          8.1          6.5
                                           ---------    ---------    ---------
                                            4,061.8      3,999.5      3,935.3
   Less accumulated depreciation            1,557.2      1,515.3      1,488.1
                                           ---------    ---------    ---------
                                            2,504.6      2,484.2      2,447.2
                                           ---------    ---------    ---------
Prepaid pension costs                         179.3        177.1        177.1
Other assets                                  216.1        220.0        198.2
                                           ---------    ---------    ---------
                                          $ 3,556.5    $ 3,797.2    $ 3,328.9
                                           =========    =========    =========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due
     within one year                      $      .2    $       -    $       -
   Short-term borrowings                      129.0        575.0        335.0
   Accounts payable                           428.7        385.4        445.2
   Temporary last-in, first-out liquidation    77.8            -         18.0
   Accrued gas costs                           42.1         47.0            -
   Dividends payable                           20.5         20.5         20.5
   Obligations related to restricted
     investments                               67.5            -            -
   Other                                       29.3         40.8         24.4
                                           ---------    ---------    ---------
                                              795.1      1,068.7        843.1
                                           ---------    ---------    ---------
Deferred credits and other liabilities
   Accrued future removal costs               694.0        670.0        645.0
   Deferred income taxes                      567.9        561.4        407.9
   Regulatory income tax liability             46.5         48.4         60.3
   Unamortized investment tax credits          34.2         35.6         36.5
   Other                                      167.9        161.6        179.5
                                           ---------    ---------    ---------
                                            1,510.5      1,477.0      1,329.2
                                           ---------    ---------    ---------
Capitalization
  Long-term obligations
    Long-term bonds                           495.0        495.1        396.4
    Mandatorily redeemable preferred stock      1.6          1.8            -
                                           ---------    ---------    ---------
                                              496.6        496.9        396.4
                                           ---------    ---------    ---------
  Mandatorily redeemable preferred stock         -            -          2.0

  Common equity
    Common stock                              110.1        110.1        110.1
    Paid-in capital                             4.7          3.6          1.9
    Retained earnings                         645.2        647.1        652.5
    Unearned compensation                       (.2)         (.2)         (.3)
    Accumulated other comprehensive
      income (loss), net                       (5.5)        (6.0)        (6.0)
                                           ---------    ---------    ---------
                                              754.3        754.6        758.2
                                           ---------    ---------    ---------
                                          $ 3,556.5    $ 3,797.2    $ 3,328.9
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

                                           June 30    December 31    June 30
                                             2004        2003          2003
                                          ---------  ------------   ---------

  Accrued future removal costs            $ (694.0)  $  (670.0)     $ (645.0)
  Deferred (accrued) gas costs               (42.1)      (47.0)          6.3
  Regulatory income tax liability            (46.5)      (48.4)        (60.3)
  Deferred environmental costs                31.5        37.0          33.5
  Unamortized losses on reacquired debt       20.4        20.9          18.5
  Other noncurrent regulatory assets           1.2           -             -
  Other noncurrent regulatory liabilities     (2.2)          -             -
                                          ---------  ------------   ---------
                                          $ (731.7)  $  (707.5)     $ (647.0)
                                          ========== ============   =========

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs for all periods presented were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. Accrued future removal costs at June 30, 2003 have similarly been reclassified to conform to that presentation.

Marketable securities. Investments in marketable securities are classified into held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. The company carries held-to-maturity securities at amortized cost. Securities not classified as held-to-maturity are classified as available for sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income. Investments in both classifications are primarily debt securities, which are included in either short-term investments or other noncurrent assets based upon contractual maturity date. Nicor's shipping segment held approximately $7.6 million, $7.3 million and $7.2 million of held-to-maturity securities at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The recorded amount of these held-to-maturity securities approximated fair value at June 30, 2004. Nicor's shipping segment held approximately $15 million of available-for-sale securities at June 30, 2004 and none in prior periods.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2004 were $24.5 million and $94 million, respectively, and $23.9 million and $85.4 million, respectively, for the same periods ending June 30, 2003.

Income taxes. The company's effective income tax rate declined to 29 percent and 25 percent for the three and six months ended June 30, 2004, respectively, from 36 percent and 33 percent for the corresponding 2003 periods. The decline in 2004 was due principally to reduced projected income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004 ($.7 million). In the first quarter, Nicor recorded an income tax benefit on the securities class action litigation charge at its marginal income tax rate of about 40 percent. As a result, the 25 percent effective income tax rate for the six months ended June 30, 2004, is lower than the estimated rate for the full year of 28 percent.

Stock Options and Awards. Nicor does not recognize compensation expense for awards granted under its stock-based compensation plans as it continues to apply the intrinsic value accounting method. The effect on net income and earnings per share had it applied the fair value accounting method is as follows (in millions, except per share data):

                                    Three months ended       Six months ended
                                          June 30                 June 30
                                    ------------------      ------------------
                                      2004      2003           2004      2003
                                    --------  --------      --------   -------

  Net income - as reported          $  19.5   $  23.8       $  39.0    $ 69.7
  Less:  Total stock-based
         employee compensation
         expense determined under
         the fair value method
         for all awards, net
         of tax                          .3        .1            .5        .3
                                    --------  --------      --------   -------
  Net income - pro forma            $  19.2   $  23.7       $  38.5    $ 69.4
                                    ========  ========      ========   =======

  Earnings per share
    Basic - as reported             $   .44   $   .54       $   .89    $ 1.58
    Basic - pro forma                   .44       .54           .88      1.58
    Diluted - as reported               .44       .54           .88      1.58
    Diluted - pro forma                 .43       .54           .87      1.57

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

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

3.   NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Medicare Prescription Drug, Improvement and Modernization Act. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP FAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and requires public companies to reflect the impact by the third quarter of 2004, if determinable and significant. This requires an employer to determine whether the prescription drug benefits it provides are actuarially equivalent to Medicare Part D, thereby making the employer eligible for a subsidy under the Act.

These financial statements and accompanying notes do not reflect the effects of FSP FAS 106-2. Without clarifying regulations, the company is unable to determine the extent to which its prescription drug benefits are actuarially equivalent. Any subsidy it might receive is not expected to have a significant impact on periodic postretirement health care costs or net income.

Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor on January 1, 2004, and had no impact on the company's financial position or results of operations.

4.    RESTRICTED SHORT-TERM INVESTMENTS

At June 30, 2004 Nicor had $67.5 million of restricted short-term investments and a corresponding $67.5 million current liability. These amounts are comprised of two escrow funds established in the second quarter of 2004. The first escrow fund was established by a $38.5 million payment under an agreement to settle securities class actions. Subsequent to final court approval of the settlement in July 2004, lead plaintiff's counsel became the sole custodian of the escrow fund. The second escrow fund was established through a $29 million deposit by one of Nicor's Directors and Officers insurance carriers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them. (See also Note 14 Contingencies).

5.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $46.4 million, $140 million and $57.4 million at June 30, 2004, December 31, 2003, and June 30, 2003,
respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

6.   EQUITY INVESTMENT INCOME (LOSS), NET

Equity investment income (loss), net includes the following (in millions):

                                       Three months ended     Six months ended
                                             June 30              June 30
                                       ------------------     ----------------
                                         2004      2003         2004     2003
                                       --------  --------     -------  -------

   Triton Container Investments
     (Triton)                           $  1.5    $  1.3       $ 3.0    $ 2.6
   Nicor Energy                              -       5.6           -      5.6
   Affordable housing investments          (.4)      (.4)        (.9)    (1.0)
   Horizon Pipeline                         .5        .4          .8       .7
   All other                                .1       (.2)          -       .1
                                       --------  --------     -------  -------
                                        $  1.7    $  6.7       $ 2.9    $ 8.0
                                       ========  ========     =======  =======

7.   OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                                       Three months ended     Six months ended
                                             June 30              June 30
                                       ------------------     ----------------
                                         2004      2003         2004     2003
                                       --------  --------     -------  -------

  Interest income                       $   .7     $  .5       $ 1.1    $ 1.1
  Other income                              .3        .6          .5       .6
  Other expense                            (.1)      (.5)        (.3)     (.6)
                                       --------  --------     -------  -------
                                        $   .9     $  .6       $ 1.3    $ 1.1
                                       ========  ========     =======  =======

8.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                       Three months ended     Six months ended
                                             June 30              June 30
                                       ------------------     ----------------
                                         2004      2003         2004     2003
                                       --------  --------     -------  -------
  Net income                            $ 19.5    $ 23.8      $ 39.0   $ 69.7
  Other comprehensive income
    (loss), net of tax                      .4       (.6)         .5       .3
                                       --------  --------     -------  -------
  Total comprehensive income            $ 19.9    $ 23.2      $ 39.5   $ 70.0
                                       ========  ========     =======  =======

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

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

9.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):


                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations    Total
                                      ------------  ----------  ---------  -------------  ---------


  Three months ended June 30, 2004
   Operating revenues
    External customers                $      323.9  $     72.4  $   33.2   $          -   $   429.5
    Intersegment                              14.5           -        .3          (14.8)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $      338.4  $     72.4  $   33.5   $      (14.8)  $   429.5
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       22.1  $      6.9  $    5.4   $       (1.3)  $    33.1
                                      ============  ==========  =========  =============  =========

  Three months ended June 30, 2003
   Operating revenues
    External customers                $      368.7  $     67.1  $   17.0   $          -   $   452.8
    Intersegment                              10.8           -        .5          (11.3)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $      379.5  $     67.1  $   17.5   $      (11.3)  $   452.8
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       37.6  $      4.9  $    (.6)  $       (3.0)  $    38.9
                                      ============  ==========  =========  =============  =========

  Six months ended June 30, 2004
   Operating revenues
    External customers                $    1,323.9  $    140.2  $   81.1   $          -   $ 1,545.2
    Intersegment                              49.6           -       4.1          (53.7)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,373.5  $    140.2  $   85.2   $      (53.7)  $ 1,545.2
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       89.3  $     11.1  $    8.3   $      (41.3)  $    67.4
                                      ============  ==========  =========  =============  =========

  Six months ended June 30, 2003
   Operating revenues
    External customers                $    1,452.6  $    133.6  $    37.9  $          -   $ 1,624.1
    Intersegment                              23.6           -         .7         (24.3)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,476.2  $    133.6  $    38.6  $      (24.3)  $ 1,624.1
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $      111.4  $     10.6  $     3.0  $       (4.7)  $   120.3
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

The $41.3 million operating loss in the "Corporate and eliminations" column for the six months ended June 30, 2004 includes a $38.5 million litigation charge related to an agreement to settle securities class actions as described in Note 14 Contingencies - Securities Class Actions.

Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million at June 30, 2004 and December 31, 2003, and $400 million at June 30, 2003. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $517 million, $530 million and $446 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

11.   POSTRETIREMENT BENEFITS

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                           Pension benefits    Other benefits
                                           ----------------    ---------------
                                             2004     2003      2004     2003
                                           -------  -------    -------  ------

Three months ended June 30
  Service cost                             $  2.2    $ 1.8      $  .6   $  .5
  Interest cost                               3.9      4.1        2.5     2.8
  Expected return on plan assets             (7.9)    (7.2)       (.2)    (.3)
  Recognized net actuarial loss                .5      1.1        1.2      .7
  Amortization of unrecognized
     transition obligation                      -        -          -      .8
  Amortization of prior service cost           .2       .2          -       -
                                           -------  -------    -------  ------
  Net periodic benefit cost (credit)       $ (1.1)   $   -      $ 4.1   $ 4.5
                                           =======  =======    =======  ======

Six months ended June 30
  Service cost                             $  4.5    $ 3.7      $ 1.2   $ 1.0
  Interest cost                               7.9      8.2        5.1     5.6
  Expected return on plan assets            (15.9)   (14.4)       (.5)    (.6)
  Recognized net actuarial loss               1.0      2.2        2.3     1.5
  Amortization of unrecognized
    transition obligation                       -        -          -     1.5
  Amortization of prior service cost           .3       .3          -       -
                                           -------  -------    -------  ------
  Net periodic benefit cost (credit)       $ (2.2)   $   -      $ 8.1   $ 9.0
                                           =======  =======    =======  ======

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. The resultant cost reduction is reflected in the 2004 net periodic benefit costs presented above. In 2004, further cost-sharing amendments were made to the plan for all employees. The impact of the 2004 amendments is not expected to be material.

12.   RELATED PARTY TRANSACTIONS

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $5.3 million for the three and six months ended June 30, 2004, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and six months ended June 30, 2003, Horizon Pipeline charged Nicor Gas $2.5 million and $5.1 million, respectively, for this service.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Technologies, a wholly owned subsidiary of Nicor, $.9 million and $1.7 million for the three and six months ended June 30, 2004, respectively, for engineering and corrosion services. For the three and six months ended June 30, 2003, EN Engineering charged Nicor Technologies $1.2 million and $2.1 million, respectively, for these services.

13.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's consolidated balance sheet, while the obligations of its unconsolidated equity investments are not. As of June 30, 2004 Nicor had guaranteed the payment of approximately $1 million of lease obligations in support of one of its unconsolidated equity investee's operations.

Tropic Equipment Leasing Inc. (TEL), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton, a cargo container leasing company. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $4 million at June 30, 2004. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.1 million and $2 million were incurred in the three and six months ended June 30, 2004, respectively, and $.7 million and $1.8 million, respectively, for the same periods last year.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 14 Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote or the amount would be immaterial. As such, no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. Through June 30, 2004 the company has incurred approximately $1.5 million of legal defense costs for such individuals in connection with this indemnification, of which $.5 million was reflected as a liability at June 30, 2004.

14.   CONTINGENCIES

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at June 30, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of June 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company has recently obtained access to and reviewed this information.

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

The company's management has determined this information does not affect the company's previously issued financial statements. In addition, the company's management has determined that no adjustment to the accrual for loss contingencies in the company's second quarter financial statements is required as a result of this information.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this newly available information (which was not available to the independent counsel who prepared the Report) and recent re-interviews of certain Nicor Gas personnel indicate that certain Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company has recently terminated four employees in connection with this matter.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2004.

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

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred in the six months ended June 30, 2004, and any future gains or losses are not expected to be material.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's financial condition or results of operations.

Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC.
In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company's former independent auditor. The plaintiffs sought to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They alleged that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs alleged that during the class period defendants misrepresented the PBR plan, Nicor's historical financial condition and results of operations, and its future prospects. The class sought compensatory damages, prejudgment interest, and attorneys' fees and costs. On April 16, 2004 Nicor announced that its board of directors had approved an agreement to settle the above referenced action. Under the terms of the settlement, all claims against Nicor and Nicor-related defendants have been dismissed without any finding or admission of wrongdoing or liability, for a payment of $38.5 million. On July 13, 2004 the court granted final approval of the settlement. All appeal rights expire on August 12, 2004. In the first quarter of 2004 the company recorded an accrual, as a litigation charge, of $38.5 million related to this agreement (the related liability is included in other current liabilities). See Note 4 Restricted Short-Term Investments.

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor's Motion to Dismiss and Plaintiffs were granted leave to file a Consolidated Third Amended Complaint. In November 2003, the Plaintiffs filed a Consolidated Third Amended Complaint and in December 2003, Nicor filed a Motion to Dismiss. The Court denied Nicor's Motion to Dismiss on March 26, 2004. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon) filed a $5.7 million Notice of Claim for Lien against Horizon. On May 23, 2003, Horizon filed a Declaratory Judgment Complaint in the United States District Court for the District of Colorado seeking resolution of this dispute. On June 23, 2003, the general contractor filed an answer and counterclaim to Horizon's complaint seeking in excess of $11 million in damages from Horizon. On June 25, 2004 the parties to the above referenced actions entered into a final settlement agreement. In consideration for a payment of $6.8 million by Horizon to the general contractor, which was capitalized by Horizon as a construction cost, all claims by the parties have been dismissed with prejudice and all recorded liens have been or will be released.

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas will pay a civil penalty in the amount of $600,000, and will implement a compliance plan to prevent similar violations in the future. The June 30, 2004 financial statements include an accrual for this penalty.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 30 households.

As of June 30, 2004, Nicor Gas had remaining an estimated liability of $20.9 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during the six months ended June 30, 2004 were immaterial.

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

Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, a related shareholder derivative lawsuit and related matters, with any remaining balance to be paid to Nicor. Nicor's financial statements do not reflect any benefit related to such potential future payment because the amount of funds held in escrow ultimately attributable to Nicor, if any, is not presently determinable. Nicor also continues to seek coverage from its other D&O insurance carrier for additional coverage in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

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

SUMMARY

Nicor's 2004 year-to-date earnings were significantly impacted by a $38.5 million pretax litigation charge recorded in the first quarter of 2004 related to an agreement in April 2004 to settle securities class actions. The charge reduced net income by $23.2 million and diluted earnings per share by $.52. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Securities Class Actions. The following table provides a comparison of Nicor's results as reported for the second quarter and year-to-date periods of 2004 and 2003 (in millions, except per share data):

                                                            Three months ended
                                                                  June 30
                                                            ------------------
                                                              2004      2003
                                                            --------  --------
   Net income                                               $  19.5   $  23.8
   Diluted earnings per average share of common stock           .44       .54


                                                             Six months ended
                                                                  June 30
                                                            ------------------
                                                              2004      2003
                                                            --------  --------

   Income before cumulative effect of accounting
      change                                                 $  39.0   $ 74.2
   Net income                                                   39.0     69.7

   Earnings per average share of common stock:
     Diluted -  before cumulative effect of
       accounting change                                         .88     1.68
     Diluted                                                     .88     1.58

Second quarter 2004 net income and diluted earnings per share decreased compared to the reported 2003 amounts due primarily to lower operating results in the gas distribution segment and a decrease in equity investment income relating to Nicor Energy. These negative impacts relate primarily to the absence of insurance and other recoveries that occurred in 2003. Partially offsetting these negative factors were higher operating results at Nicor's other energy ventures and in the shipping segment.

Net income and diluted earnings per share for the 2004 year-to-date period decreased due primarily to the first-quarter 2004 litigation charge. Also contributing to the decrease were lower operating results in the gas distribution segment and a decrease in equity investment income, both relating to the absence of recoveries noted above, and the impacts of rising operating costs and warmer weather on Nicor Gas. Partially offsetting these negative factors were higher operating results at Nicor's other energy ventures and in the shipping segment. In the first quarter of 2003, a $4.5 million cumulative effect loss from an accounting change was recorded for Nicor Enerchange, Nicor's wholesale natural gas marketing company.

 Nicor Inc.                                                             Page 20
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating income (loss) by major business segment is presented below (in millions):

                                       Three months ended     Six months ended
                                             June 30              June 30
                                       ------------------     ----------------
                                        2004       2003        2004     2003
                                       --------  --------     -------- -------

   Gas distribution                    $  22.1   $  37.6      $  89.3  $ 111.4
   Shipping                                6.9       4.9         11.1     10.6
   Other energy ventures                   5.4       (.6)         8.3      3.0
   Corporate and eliminations             (1.3)     (3.0)       (41.3)    (4.7)
                                       --------  --------     -------- -------
                                       $  33.1   $  38.9      $  67.4  $ 120.3
                                       ========  ========     ======== =======

The following summarizes operating income comparisons for major business segments:

o Gas distribution operating income decreased $15.5 million in the second quarter of 2004 compared to the 2003 second quarter due primarily to the absence of recoveries relating to the mercury inspection and repair program in the 2003 quarter ($17.4 million, net of recovery costs), lower natural gas deliveries due to warmer weather (approximately $2.4 million), and higher depreciation expense ($1.4 million). These negative factors were partially offset by an increase in property sale gains in the second quarter of 2004 ($5.1 million). The $22.1 million decrease in operating income for the six-month period was due primarily to decreased net mercury-related recoveries ($17.9 million), the negative impact of warmer weather than in 2003 (approximately $3.5 million), higher operating and maintenance expenses ($5.4 million), and higher depreciation expense ($2.5 million). These negative factors were partially offset by an increase in property sale gains ($5.1 million).

o Shipping operating income increased $2 million and $.5 million for the quarter and six-months ended June 30, 2004, respectively, compared to the year-earlier periods, due to the impact of higher volumes shipped, partially offset by cost increases unrelated to volumes and lower average rates related to a change in cargo mix.

o Operating income at Nicor's other energy ventures increased $6 million in the second quarter of 2004 compared to the 2003 second quarter due primarily to higher operating results at Nicor Solutions, one of Nicor's retail energy-related products and services businesses ($7.5 million), partially offset by lower operating results at Nicor Enerchange, the company's wholesale natural gas marketing business ($1.3 million). The $5.3 million increase in operating income for the six-month period was due primarily to higher operating results at Nicor Enerchange ($3.1 million) and Nicor Solutions ($1.3 million), and the absence of prior-year losses from former business activities ($1.1 million).

o Corporate and eliminations operating loss decreased $1.7 million in the second quarter of 2004 compared to the 2003 second quarter due primarily to lower legal expenses ($1.2 million). The $36.6 million increase in corporate and eliminations operating loss for the six-month period is due to the first-quarter 2004 litigation charge ($38.5 million) related to the securities class actions.

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

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                      Three months ended     Six months ended
                                            June 30              June 30
                                      -------------------   -------------------
                                        2004       2003        2004     2003
                                      --------   --------   --------- ---------
   Gas distribution                   $ 338.4    $ 379.5    $ 1,373.5 $ 1,476.2
   Shipping                              72.4       67.1        140.2     133.6
   Other energy ventures                 33.5       17.5         85.2      38.6
   Corporate and eliminations           (14.8)     (11.3)       (53.7)    (24.3)
                                      --------   --------   --------- ---------
                                      $ 429.5    $ 452.8    $ 1,545.2 $ 1,624.1
                                      ========   ========   ========= =========

Gas distribution revenues decreased in the quarter and year-to-date periods of 2004 compared with a year ago due primarily to warmer weather. Revenues also decreased due to lower natural gas costs, which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review. Warmer weather decreased revenues by approximately $30 million and $80 million for the three and six months ended June 30, 2004, respectively. The revenue effect of lower natural gas costs was $14 million and $18 million for the three-month and six-month periods, respectively.

Second quarter 2004 shipping revenues increased $5.3 million due to higher volumes shipped ($7.3 million) partially offset by lower average rates ($1.1 million) and decreased charter activity ($.9 million). The $6.6 million increase for the six-month period related primarily to higher volumes shipped ($11.8 million) partially offset by lower average rates ($4 million) and decreased charter activity ($1.2 million). Higher volumes reflect increased tourism and construction activity in the Caribbean region while lower average rates reflect a change in cargo mix.

The increase in second quarter and year-to-date revenues for other energy ventures resulted primarily from higher revenues at Nicor Solutions, reflecting increases in the number of customers purchasing utility-bill management products. For the quarter, the $16 million revenue increase resulted from higher revenue at Nicor Solutions ($14.8 million) and Nicor Services ($2.3 million), partially offset by decreased revenues from Nicor Enerchange ($.8 million). For the six-month period, the $46.6 million increase in revenues for other energy ventures resulted primarily from higher revenues at Nicor Solutions ($38.6 million). Also contributing to the increased year-to-date revenues were higher revenues at Nicor Enerchange ($4.4 million) and Nicor Services ($4.2 million).

Corporate and eliminations reflects primarily the elimination of intersegment revenues, as described in the Notes to the Consolidated Financial Statements -
Note 9 Business Segment Information.

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution margin. Nicor utilizes a measure it refers to as "gas distribution margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance.

A reconciliation of gas distribution revenues and margin follows (in millions):

                                    Three months ended      Six months ended
                                          June 30               June 30
                                    ------------------   ----------------------
                                      2004      2003          2004     2003
                                    --------  --------   ----------  ----------
Gas distribution revenues           $ 338.4   $ 379.5    $ 1,373.5   $ 1,476.2
Cost of gas                          (200.5)   (241.0)      (992.7)   (1,103.9)
Revenue tax expense                   (24.5)    (23.9)       (94.0)      (85.4)
                                    --------  --------   ----------  ----------
Gas distribution margin             $ 113.4   $ 114.6    $   286.8   $   286.9
                                    ========  ========   ==========  ==========

For the quarter, gas distribution margin decreased slightly due primarily to lower natural gas deliveries due to warmer weather (approximately $2.4 million) and lower average rates charged during the period ($1.1 million). These negative factors were partially offset by larger contributions from the Chicago Hub ($1.5 million) and increased natural gas deliveries unrelated to weather ($.7 million).

For the six-month period, gas distribution margin remained essentially unchanged. Positively impacting margin were increased natural gas deliveries unrelated to weather ($1.8 million), higher revenue tax administration fees ($.6 million), increased customer finance and late payment charges ($.6 million), and larger contributions from the Chicago Hub ($.5 million). These positive factors were offset by the negative impact of warmer weather than in 2003 (approximately $3.5 million).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense remained essentially unchanged at $54.6 million in the second quarter of 2004 versus $54.7 million in the 2003 quarter. The $5.4 million increase in the six-month period was due primarily to higher bad debt expense ($4.8 million), an increase to the estimated liability for legal defense costs related to the PBR plan review ($3 million), higher payroll costs ($2.1 million), and higher costs related to property and casualty insurance ($1.2 million). These negative factors were partially offset by the absence of expenses related to a 2003 service outage ($2 million), higher pension credits ($1.8 million), and the absence of weather protection expense in 2004 ($1.4 million).

Mercury-related costs (recoveries), net. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors.

Property sale gains. In June 2004, Nicor Gas realized a $5.5 million gain on the sale of land.

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping operating expenses. Shipping segment operating expenses increased $3.3 million in the second quarter of 2004 due primarily to higher expenses related to an increase in volumes shipped. Other cost increases included higher leased equipment repair expenses ($1.2 million) and the absence of a favorable 2003 bad debt adjustment ($.8 million).

For the 2004 six-month period, shipping segment operating expenses increased $6.1 million to $129.1 million due primarily to higher expenses related to an increase in volumes shipped. Other cost increases included higher wage and benefit costs ($1.8 million), the absence of a vessel sale gain recognized in the first quarter of 2003 ($1.3 million), increased leased equipment repair expenses ($.8 million), and the absence of the prior-year bad debt adjustment ($.8 million).

Other energy ventures operating expenses. The $10 million increase in the second quarter 2004 operating expenses compared to 2003 was due primarily to increased expenses at Nicor Solutions ($7.3 million) largely associated with increased revenues. Also contributing to the increase were higher expenses at Nicor Services ($2.8 million).

The $41.3 million increase in the 2004 year-to-date operating expenses compared to 2003 was due primarily to higher expenses at Nicor Solutions ($37.3 million) largely associated with increased revenues. Also contributing to the year-to-date increase were higher expenses at Nicor Services ($4.5 million) and Nicor Enerchange ($1.3 million). Partially offsetting the negative factors was a decrease in expenses related to former business activities ($1.2 million, respectively).

Litigation charge. The year-to-date 2004 litigation charge ($38.5 million) relates to an agreement to settle the securities class actions. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Securities Class Actions.

Other corporate operating expenses and eliminations. Other corporate operating expenses were $1.6 million and $2.9 million in the second quarter of 2004 and 2003, respectively. The decrease is attributable primarily to lower corporate legal expenses ($1.2 million). Intercompany eliminations aggregated $15.1 million and $11.2 million in the second quarter of 2004 and 2003, respectively, related primarily to utility-bill management products.

For the six-month period, other corporate operating expenses were $1.6 million and $4.6 million in 2004 and 2003, respectively. The decrease is attributable primarily to lower legal expenses ($2 million). Intercompany eliminations aggregated $52.5 million and $24.2 million in the 2004 and 2003 year-to-date periods, respectively, related primarily to utility-bill management products.

Equity investment income (loss), net. Quarterly equity investment income (loss) decreased from $6.7 million in 2003 to $1.7 million in 2004 and decreased for the six-month period from $8 million in 2003 to $2.9 million in 2004 due primarily to $5.6 million of cash received in 2003 on the previously written off investment in Nicor Energy. Developments related to this investment are more fully described in the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Nicor Energy.

Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense. Interest expense for the three months ended June 30, 2004 decreased $.9 million, due primarily to lower average borrowing levels and lower estimated interest on income tax matters, partially offset by the impact of higher effective interest rates. The reduction in estimated interest expense on income tax matters relates to a favorable IRS settlement in 2004.

For the year-to-date period, interest expense increased $.6 million, due to the effect of higher average borrowing levels, partially offset by lower estimated interest expense on income tax matters.

Income taxes. The company's effective income tax rate declined to 29 percent and 25 percent for the three and six months ended June 30, 2004, respectively, from 36 percent and 33 percent for the corresponding 2003 periods. The decline in 2004 was due principally to reduced projected income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004 ($.7 million). In the first quarter, Nicor recorded an income tax benefit on the securities class action litigation charge at its marginal income tax rate of about 40 percent. As a result, the 25 percent effective income tax rate for the six months ended June 30, 2004, is lower than the estimated rate for the full year of 28 percent.

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

Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics


                                   Three months ended    Six months ended
                                         June 30              June 30
                                   ------------------   --------------------
                                     2004      2003        2004      2003
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                     $ 216.2   $ 250.5    $  936.2  $ 1,016.3
    Commercial                         48.3      53.0       206.3      224.9
    Industrial                          5.8       6.6        28.5       33.4
                                   --------  --------   ---------  ---------
                                      270.3     310.1     1,171.0    1,274.6
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         5.0       4.7        13.1       11.8
    Commercial                         13.8      14.6        38.9       40.6
    Industrial                          9.4      10.0        20.3       21.3
    Other                               2.2       4.1         7.4        9.1
                                   --------  --------   ---------  ---------
                                       30.4      33.4        79.7       82.8
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      25.2      24.6        96.1       86.9
    Environmental cost recovery         3.3       4.0         9.9       19.7
    Chicago Hub                         2.6       1.1         4.0        3.5
    Weather insurance                     -         -           -       (3.5)
    Other                               6.6       6.3        12.8       12.2
                                   --------  --------   ---------  ---------
                                       37.7      36.0       122.8      118.8
                                   --------  --------   ---------  ---------
                                    $ 338.4   $ 379.5   $ 1,373.5  $ 1,476.2
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        24.9      28.4       124.9      136.0
    Commercial                          5.8       6.3        27.4       29.7
    Industrial                           .7        .8         3.9        4.5
                                   --------  --------   ---------   --------
                                       31.4      35.5       156.2      170.2
                                   --------  --------   ---------   --------
   Transportation
    Residential                         2.1       2.1        10.9       10.3
    Commercial                         12.3      13.4        49.7       53.1
    Industrial                         26.2      25.5        63.1       62.0
                                   --------  --------   ---------   --------
                                       40.6      41.0       123.7      125.4
                                   --------  --------   ---------   --------
                                       72.0      76.5       279.9      295.6
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,769.5   1,740.7
    Commercial                        115.9     111.5
    Industrial                          7.4       7.1
                                   --------  --------
                                    1,892.8   1,859.3
                                   --------  --------
   Transportation
    Residential                       133.9     127.5
    Commercial                         57.3      59.2
    Industrial                          6.0       6.4
                                   --------  --------
                                      197.2     193.1
                                   --------  --------
                                    2,090.0   2,052.4
                                   ========  ========

Other statistics
   Degree days                          591       743       3,621      3,997
   Colder (warmer) than normal        (12)%       10%        (4)%         6%
   Average gas cost per Mcf sold     $ 6.28    $ 6.64      $ 6.30     $ 6.42

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Statistics

                                        Three months ended    Six months ended
                                              June 30             June 30
                                        ------------------    -----------------
                                          2004     2003         2004     2003
                                        --------  --------    -------- --------

TEUs shipped (thousands)                   46.8      42.2        92.5     84.9
Revenue per TEU                         $ 1,546   $ 1,570     $ 1,516  $ 1,559
Ports served                                 24        24
Vessels operated                             17        16

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter. As discussed in the 2003 Form 10-K/A (Amendment No.
1), the 2003 year-end gas in storage balance was higher than a year earlier due to an increased quantity of owned natural gas.

In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. Decisions by taxing authorities may significantly impact the company's cash flow.

Investing activities. In April 2004, Nicor transferred $38.5 million to restricted short-term investments in an escrow account in response to the agreement to settle the securities class actions. One of Nicor's Directors and Officers insurance carriers also paid $29 million into an escrow account for use in settling outstanding shareholder litigation.

In June 2004, Nicor Gas realized net proceeds of $7.2 million on the sale of land.

In the second quarter of 2004, Tropical Shipping sold $15 million of short-term investments and invested the proceeds in available-for-sale marketable securities. Additional information about these investments is presented in the Notes to the Consolidated Financial Statements - Note 1 - Accounting Policies - Marketable Securities.

Financing activities. Nicor Inc. and Nicor Gas maintain short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of $500 million through September 2004. The company is currently in the process of establishing new revolving credit facilities to replace these agreements. The company had $129 million of commercial paper borrowings outstanding at June 30, 2004. The company is in

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

compliance with the covenants relating to its short-term line of credit agreements at June 30, 2004. The company expects that funding from commercial paper and related backup line of credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

On April 15, 2004, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable August 1, 2004. On July 15, 2004, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable November 1, 2004.

On June 29, 2004, Fitch Ratings (Fitch) downgraded Nicor Inc.'s long-term ratings to A, Nicor Gas' First Mortgage Bonds from AA to AA-, and affirmed Nicor Inc.'s and Nicor Gas' commercial paper at F1 and F1+, respectively. Fitch revised the ratings outlook for the company to Stable from Negative.

Contractual obligations. In addition to the long-term debt obligations reported in the company's 2003 Annual Report on Form 10-K/A (Amendment No. 1), the company was obligated to make related interest payments as of December 31, 2003 as follows (in millions):

                                         Payments due by period
                                 ---------------------------------------------
                                            Less                       More
                                           Than 1    1-3      3-5      than 5
                                  Total     Year    years    years     years
                                 --------  -------  -------  -------  --------

 Fixed interest
   on long-term debt              $ 432.1   $ 30.5   $ 60.8   $ 53.7   $ 287.1


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

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been in effect since the first quarter of 2003. It is estimated that a 100-degree-day variation from normal weather affects Nicor's gas-distribution earnings by about 2-1/2 cents per share, and since mid-2003 Nicor bears the partially offsetting weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In the three and six months ended June 30, 2004, the weather impact of utility-bill management products was insignificant. The company continues to evaluate its coverage options to determine whether it wishes to purchase any external weather protection.

Gas distribution operating and maintenance expenses. Operating and maintenance expenses at Nicor Gas have increased in recent years, and it is expected that they will continue to rise in the near future. As regulated by the ICC, base rates are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. These base rates are determined as part of a rate relief proceeding, the last of which was completed in 1996 for Nicor Gas. Nicor Gas has the option to seek ICC approval for a base rate increase through a rate relief proceeding, which generally takes about one year.

Gas distribution labor negotiations. On April 7, 2004, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new five-year labor agreement which expires on February 28, 2009. This agreement covers approximately 1,500 physical and clerical employees of Nicor Gas.

Property sales. Property sale gains and losses vary from year-to-year depending upon property sales activity, and the company continues to assess its ownership of real estate holdings.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at June 30, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of June 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional sources of information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company has recently obtained access to and reviewed this information. The company's management has determined this information does not affect the company's previously issued financial statements. In addition, the company's management has determined that no adjustment to the accrual for loss contingencies in the company's second quarter financial statments is required as a result of this information.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this newly available information (which was not available to the independent counsel who prepared the Report) and recent re-interviews of certain Nicor Gas personnel indicate that certain Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company has recently terminated four employees in connection with this matter.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2004.

Nicor Inc.                                                              Page 31
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Energy. Significant developments occurred in 2002 and 2003 relating to Nicor's 50-percent interest in Nicor Energy. Information about these developments is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Nicor Energy.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the United States Securities and Exchange Commission (SEC) filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC.
In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Nicor and certain of its executives were defendants in a consolidated class action lawsuit. Information about the settlement of this action is presented within the Notes to the Consolidated Financial Statements -
Note 14 Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Shareholder Derivative Lawsuits.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Mercury.

Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Energy Services Company is a defendant in a purported class action. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Fixed Bill Service.

Horizon Pipeline Lien. Horizon Pipeline, LLC was a party to a lien action relating to the construction of the Horizon Pipeline. Information about the settlement of this action is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Horizon Pipeline Lien.

FERC Stipulation. Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC). Further information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - FERC Stipulation.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters.
See the Notes to the Consolidated Financial Statements - Note 14 Contingencies.

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

Energy trading activities. At June 30, 2004, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held derivative contracts with the following fair values (in millions):

                                                            Maturity
                                                   ---------------------------
                                          Total    Less than  1 to 3   3 to 5
Source of Fair Value                   Fair Value   1 Year     Years    Years
----------------------------------     ----------  ---------  -------  -------

Prices actively quoted                  $    2.5    $   2.2   $   .3    $   -
Prices based on pricing models                 -          -        -        -
                                       ----------  ---------  -------  -------
Total                                   $    2.5    $   2.2   $   .3    $   -
                                       ==========  =========  =======  =======

Nicor Inc.                                                              Page 33
-------------------------------------------------------------------------------

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

Nicor Inc.                                                              Page 34
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 14 Contingencies, which are incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                 (c) Total         (d)
                                                 Number of     Approximate
                                                 Shares        Dollar Value
                                                 Purchased     of Shares that
                                                 as Part of    May Yet Be
                        (a) Total                Publicly      Purchased
                        Number of   (b) Average  Announced     Under the
                        Shares      Price Paid   Plans or      Plans or
   Period               Purchased   per Share    Programs (1)  Programs (1)
--------------------    ----------  -----------  ------------  ------------

April 1 to 30, 2004             -    $       -            -     $21,513,176
May 1 to 31, 2004               -            -            -     $21,513,176
June 1 to 30, 2004              -            -            -     $21,513,176
                        ----------  -----------  -----------
                                -    $       -            -
                        ==========  ===========  ===========

(1) In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no repurchases under this program in 2004. At June 30, 2004, $21,513,176 remained authorized for the repurchase of common stock.

Nicor Inc.                                                              Page 35
-------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the company was held on April 15, 2004, for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors' solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 17, 2004.

Nominees for directors, as listed in the proxy statement, were elected as indicated below. There were no "broker nonvotes." Votes were cast as follows:

               Nominee                      For          Withheld
         ----------------------         -----------    ------------

         Robert M. Beavers, Jr.         36,394,566       1,057,588
         Bruce P. Bickner               35,518,119       1,934,035
         John H. Birdsall, III          26,510,872      10,941,282
         Thomas A. Donahoe              35,509,946       1,942,208
         Thomas L. Fisher               36,329,507       1,122,647
         John E. Jones                  35,295,976       2,156,178
         Dennis J. Keller               36,582,400         869,754
         William A. Osborn              35,770,499       1,681,655
         John Rau                       35,773,636       1,678,518
         John F. Riordan                36,356,877       1,095,277
         Russ M. Strobel                36,386,566       1,065,588
         Patricia A. Wier               36,334,438       1,117,716

The stockholders ratified the appointment of Deloitte and Touche LLP as independent public accountants of the company for 2004. Votes were cast as follows:

            For            Against         Abstain
        -------------    ------------    ------------

         36,437,486        670,874         343,798

The stockholders approved a stockholder proposal regarding shareholder rights plan implementation. The proposal requested that the board of directors submit the adoption, maintenance or extension of any poison pill to a shareholder vote. Also, once this proposal is adopted, dilution or removal of this proposal is requested to be submitted to a shareholder vote at the earliest possible shareholder election. Under the proposal the board of directors has discretion to set the earliest election date and in responding to shareholder votes.
Votes were cast as follows:
                                                          Broker
            For            Against         Abstain      Non-Votes
        -------------    ------------    ------------   ----------

         16,529,240      10,805,558       1,026,025     9,091,331

Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

  (a)   See Exhibit Index beginning on page 38 filed herewith.

  (b) On April 15, 2004, Nicor furnished a Form 8-K*, under Item 9, regarding remarks of Thomas L. Fisher, Chairman and Chief Executive Officer, to be made at the Annual Meeting of Stockholders on April 15, 2004.

        On April 19, 2004, Nicor filed a Form 8-K under Item 5, regarding a press release dated April 16, 2004 announcing updates on pending legal proceedings.

        On April 28, 2004, Nicor filed a Form 8-K, under Item 5, regarding a press release dated April 27, 2004 announcing an insurance settlement.

        On April 30, 2004, Nicor furnished a Form 8-K* under Items 7 and 12, regarding a press release dated April 29, 2004 announcing earnings for the quarter ended March 31, 2004 and providing 2004 earnings guidance.

        On May 3, 2004, Nicor furnished a Form 8-K*, under Item 9, regarding an analyst presentation of May 3, 2004.

        * This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

Nicor Inc.                                                              Page 37
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Nicor Inc.

   August 9, 2004                       /s/ JEFFREY L. METZ
  ----------------                      --------------------------------
     (Date)                             Jeffrey L. Metz
                                        Vice President and Controller
                                        (Chief Accounting Officer)

Nicor Inc.                                                              Page 38
-------------------------------------------------------------------------------

Exhibit Index

  Exhibit
  Number                    Description of Document
  -------    -------------------------------------------------------------

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

    10.1 Stipulation of Settlement of Securities Class Action dated as of April 23, 2004.

    10.2 Agreement and Mutual Release, dated as of April 23, 2004, among Nicor Inc., the D&O Insurance Carrier and the individuals on the signature page thereto.

    10.3 Escrow Agreement, dated as of April 23, 2004, among Nicor Inc., BNY Midwest Trust Company and the individuals on the signature blocks thereto.

    31.1     Rule 13a-14(a)/15d-14(a) Certification.

    31.2     Rule 13a-14(a)/15d-14(a) Certification.

    32.1     Section 1350 Certification.

    32.2     Section 1350 Certification.

Nicor Inc.                                                              Page 39
-------------------------------------------------------------------------------

Exhibit Index (concluded)

  Exhibit
  Number                    Description of Document
  -------    -------------------------------------------------------------

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