Form 10-Q
period 2004-09-30
NICOR INC
filed 2004-11-05
CIK 72020

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004

                                      or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at November 1, 2004, were 44,084,022 shares.


===============================================================================

Nicor Inc.                                                               Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ................................. 1
           Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2004 and 2003 .................................... 2
           Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2004 and 2003 .................................... 3
           Consolidated Balance Sheets:
             September 30, 2004 and 2003, and
             December 31, 2003 .............................................. 4

           Notes to the Consolidated Financial Statements ................... 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................20

   Item 3. Quantitative and Qualitative Disclosures about Market Risk .......34

   Item 4. Controls and Procedures ..........................................34

Part II - Other Information

   Item 1. Legal Proceedings ................................................35

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..... 35

   Item 6. Exhibits .........................................................36

           Signature ........................................................38



Glossary

Degree day.......The extent to which the daily average temperature falls below
                 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 6,000 degree days per year.
ICC..............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC.............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf, Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.
TEU..............Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

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

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Nine months ended
                                             September 30        September 30
                                           ----------------   -----------------
                                             2004     2003      2004      2003
                                           -------- -------   --------  -------

Operating revenues
   Gas distribution (includes revenue taxes
    of $13.4, $11.4, $109.5 and $98.3,
    respectively)                          $ 225.1 $ 223.4  $ 1,598.6  $1,699.6
   Shipping                                   73.2    63.8      213.3     197.4
   Other energy ventures                       9.7    15.1       94.9      53.7
   Corporate and eliminations                 (8.1)   (7.5)     (61.7)    (31.8)
                                            ------- -------   --------  -------
                                             299.9   294.8    1,845.1   1,918.9
Operating expenses
   Gas distribution
    Cost of gas                              118.4   117.6    1,111.1   1,221.5
    Operating and maintenance                 55.3    51.4      173.9     164.5
    Depreciation                              37.2    35.6      111.8     107.6
    Taxes, other than income taxes            17.1    14.4      120.8     108.4
    Mercury-related costs (recoveries), net    (.3)      -        (.2)    (17.8)
    Property sale gains                          -       -       (5.5)      (.4)
   Shipping                                   68.1    60.8      197.1     183.8
   Other energy ventures                      19.2    15.8       96.1      51.4
   Litigation charge                             -       -       38.5         -
   Other corporate expenses and eliminations  (5.5)   (5.0)     (56.3)    (24.5)
                                            ------- -------   --------  -------
                                             309.5   290.6    1,787.3   1,794.5
                                            ------- -------   --------  -------
Operating income (loss)                       (9.6)    4.2       57.8     124.4
Equity investment income (loss), net           1.1     4.8        4.0      12.9
Other income (expense), net                     .7      .4        2.0       1.5
Interest expense, net of amounts capitalized  10.8     8.8       30.3      27.8
                                            ------- -------   --------  -------
Income (loss) before income taxes and
   cumulative effect of accounting change    (18.6)     .6       33.5     111.0
Income tax expense (benefit)                  (7.0)     .1        6.0      36.3
                                            ------- -------   --------  -------
Income (loss) before cumulative effect
   of accounting change                      (11.6)     .5       27.5      74.7
Cumulative effect of accounting change, net
   of $3.0 income tax benefit                    -       -          -      (4.5)
                                            ------- -------   --------  -------
Net income (loss)                            (11.6)     .5       27.5      70.2
Dividends on preferred stock                     -       -          -         -
                                            ------- -------   --------  -------
Earnings (loss) applicable to common stock  $(11.6) $   .5     $ 27.5   $  70.2
                                            ======= =======   ========  =======

Average shares of common stock outstanding
   Basic                                      44.1    44.0       44.0      44.0
   Diluted                                    44.1    44.2       44.3      44.2

Earnings (loss) per average share of
  common stock
   Basic
    Before cumulative effect of accounting
      change                                $ (.26)  $ .01     $  .62   $ 1.69
    Cumulative effect of accounting change,
      net of tax                                 -       -          -     (.10)
                                            ------- -------   --------  -------
    Basic earnings (loss) per share         $ (.26)  $ .01     $  .62   $ 1.59
                                            ======= =======   ========  =======

   Diluted
    Before cumulative effect of accounting
      change                                $ (.26)  $ .01     $  .62   $ 1.69
    Cumulative effect of accounting change,
      net of tax                                 -       -          -     (.10)
                                            ------- -------   --------  -------
    Diluted earnings (loss) per share       $ (.26)  $ .01     $  .62   $ 1.59
                                            ======= =======   ========  =======

Dividends declared per share of common
   stock                                    $  .465  $ .465    $ 1.395  $ 1.395


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                            Nine months ended
                                                              September 30
                                                           -------------------
                                                             2004       2003
                                                           --------  ---------
Operating activities
   Net income                                              $  27.5   $   70.2
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                           125.2      121.0
      Deferred income tax expense                             12.0      129.8
      Cumulative effect of accounting change                     -        4.5
      Gain on sale of fixed assets                            (5.5)      (1.7)
      Other noncash items                                      6.8      (16.0)
      Changes in assets and liabilities:
        Receivables, less allowances                         241.4      205.1
        Gas in storage                                      (113.5)    (307.8)
        Deferred/accrued gas costs                            45.4      (48.7)
        Prepaid pension costs                                 (3.3)         -
        Other assets                                         (50.4)     (93.6)
        Accounts payable                                      78.8     (160.9)
        Other liabilities                                      3.8      (34.7)
                                                           --------  ---------
   Net cash flow provided from (used for)
        operating activities                                 368.2     (132.8)
                                                           --------  ---------

Investing activities
   Capital expenditures                                     (133.2)    (133.9)
   Purchases of marketable securities                        (22.7)      (7.8)
   Sales and maturities of marketable securities               7.6          -
   Net decrease (increase) in other short-term investments     5.5       (4.6)
   Net proceeds from sale of fixed assets                      7.5        2.7
   Distributions from joint ventures                             -        8.9
   Other investing activities                                 (1.3)        .7
                                                           --------  ---------
   Net cash flow used for investing activities              (136.6)    (134.0)
                                                           --------  ---------

Financing activities
   Disbursements to retire long-term debt                        -     (100.1)
   Short-term borrowings (repayments), net                  (185.0)     375.0
   Dividends paid                                            (61.5)     (61.3)
   Borrowing against cash surrender value of life
      insurance policies                                      26.1          -
   Repayment of loan against cash surrender value
      of life insurance policies                             (11.7)         -
   Disbursements to reacquire stock                              -       (2.2)
   Other financing activities                                  1.5        1.1
                                                           --------  ---------
   Net cash flow provided from (used for)
      financing activities                                  (230.6)     212.5
                                                           --------  ---------

Net increase (decrease) in cash and cash
   equivalents                                                 1.0      (54.3)

Cash and cash equivalents, beginning of period                50.3       75.2
                                                           --------  ---------

Cash and cash equivalents, end of period                   $  51.3   $   20.9
                                                           ========  =========

Supplemental schedule of noncash investing and financing activities:

One of Nicor's Directors and Officers insurance carriers paid $29 million into an escrow account as described in Note 4. Assets and liabilities were recorded as follows:

    Restricted short-term investments                      $  29.0   $      -
    Obligation related to restricted investments              29.0          -


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)


                                        September 30  December 31  September 30
                                              2004        2003          2003
                                        ------------  -----------  ------------
            Assets
            ------
Current assets
   Cash and cash equivalents             $     51.3    $    50.3    $    20.9
   Restricted short-term investments           29.0            -            -
   Short-term investments, at cost which
     approximates market                       29.4         32.9         30.3
   Receivables, less allowances of $24.4,
     $21.2 and $23.0, respectively            220.3        461.7        252.5
   Gas in storage                             347.5        236.0        348.2
   Deferred income taxes                       76.8         66.8         47.8
   Other                                      110.1         68.2        178.4
                                           ---------    ---------    ---------
                                              864.4        915.9        878.1
                                           ---------    ---------    ---------
Property, plant and equipment, at cost
   Gas distribution                         3,791.8      3,694.8      3,662.3
   Shipping                                   300.0        296.6        304.5
   Other                                       10.2          8.1          7.8
                                           ---------    ---------    ---------
                                            4,102.0      3,999.5      3,974.6
   Less accumulated depreciation            1,575.6      1,515.3      1,505.0
                                           ---------    ---------    ---------
                                            2,526.4      2,484.2      2,469.6
                                           ---------    ---------    ---------
Prepaid pension costs                         180.4        177.1        177.1
Other assets                                  224.6        220.0        214.1
                                           ---------    ---------    ---------
                                          $ 3,795.8    $ 3,797.2    $ 3,738.9
                                           =========    =========    =========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due
     within one year                     $       .2    $       -    $       -
   Short-term borrowings                      390.0        575.0        690.0
   Accounts payable                           457.6        378.8        383.9
   Accrued gas costs                           92.4         47.0         18.6
   Dividends payable                           20.5         20.5         20.5
   Obligations related to restricted
     investments                               29.0            -            -
   Other                                       56.0         57.4         55.1
                                           ---------    ---------    ---------
                                            1,045.7      1,078.7      1,168.1
                                           ---------    ---------    ---------
Deferred credits and other liabilities
   Accrued future removal costs               694.4        660.0        650.0
   Deferred income taxes                      584.5        561.4        529.9
   Regulatory income tax liability             46.6         48.4         60.7
   Unamortized investment tax credits          34.1         35.6         36.0
   Other                                      167.5        161.6        159.6
                                           ---------    ---------    ---------
                                            1,527.1      1,467.0      1,436.2
                                           ---------    ---------    ---------
Capitalization
   Long-term obligations
    Long-term bonds                           495.1        495.1        396.7
    Mandatorily redeemable preferred stock      1.6          1.8          1.7
                                           ---------    ---------    ---------
                                              496.7        496.9        398.4
                                           ---------    ---------    ---------
   Common equity
    Common stock                              110.2        110.1        110.1
    Paid-in capital                             5.0          3.6          2.4
    Retained earnings                         613.1        647.1        632.5
    Unearned compensation                       (.1)         (.2)         (.2)
    Accumulated other comprehensive
      income (loss), net                       (1.9)        (6.0)        (8.6)
                                           ---------    ---------    ---------
                                              726.3        754.6        736.2
                                           ---------    ---------    ---------
                                          $ 3,795.8    $ 3,797.2   $  3,738.9
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

                                        September 30  December 31   September 30
                                             2004        2003          2003
                                        ------------  ------------  ------------

  Accrued future removal costs
    - Noncurrent                          $ (694.4)  $  (660.0)     $ (650.0)
    - Current                                (11.6)      (10.0)        (10.0)
  Accrued gas costs                          (92.4)      (47.0)        (18.6)
  Regulatory income tax liability            (46.6)      (48.4)        (60.7)
  Deferred environmental costs                34.3        37.0          39.0
  Unamortized losses on reacquired debt       20.1        20.9          18.3
  Other noncurrent regulatory assets           2.4           -             -
  Other noncurrent regulatory liabilities     (3.4)          -             -
                                          ---------  ------------   ---------
                                          $ (791.6)  $  (707.5)     $ (682.0)
                                          ========== ============   =========

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. At September 30, 2004 a portion of the accrued future removal costs was reclassified from noncurrent to current liabilities. Accrued future removal costs for all periods presented have similarly been reclassified to conform to such presentation.

Marketable securities. Investments in marketable securities are classified into held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. The company carries held-to-maturity securities at amortized cost. Securities not classified as held-to-maturity are classified as available for sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income. Investments in both classifications are primarily debt securities, which are included in either short-term investments or other noncurrent assets based upon contractual maturity date. Nicor's shipping segment held approximately $7.5 million, $7.3 million and $7.2 million of held-to-maturity securities at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The recorded amount of these held-to-maturity securities approximated fair value at September 30, 2004. Nicor's shipping segment held approximately $15 million of available-for-sale securities at September 30, 2004 and none at December 31, 2003 and September 30, 2003.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2004 were $12.6 million and $106.6 million, respectively, and $10.7 million and $96 million, respectively, for the same periods ended September 30, 2003.

Income taxes. The company's effective income tax rate was 38 percent and 18 percent for the three and nine months ended September 30, 2004, respectively, compared to 13 percent and 33 percent for the corresponding 2003 periods.
The increase for the third quarter 2004 was due principally to a combination of a pretax loss for the third quarter of 2004 and lower projected annual income.

For the year-to-date period, the decline in the effective income tax rate was primarily a result of recording an income tax benefit on the first-quarter securities class action litigation charge at the marginal income tax rate of about 40 percent. As a result, the 18 percent effective income tax rate for the nine months ended September 30, 2004, is lower than the estimated rate for the full year of about 25 percent. Lower projected income for 2004 (which typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and a favorable IRS settlement in the second quarter of 2004 also contributed to the decline in the year-to-date effective income tax rate. The change in the effective income tax rate reflected in the 2004 third quarter reduced income tax expense by $1.5 million.

Stock options and awards. Nicor does not recognize compensation expense for awards granted under its stock-based compensation plans as it continues to apply the intrinsic value accounting method. The effect on net income (loss) and earnings (loss) per share had it applied the fair value accounting method is as follows (in millions, except per share data):

                                    Three months ended       Nine months ended
                                      September 30             September 30
                                    ------------------      ------------------
                                      2004      2003           2004      2003
                                    --------  --------      --------   -------

  Net income (loss) - as reported   $ (11.6)  $    .5       $  27.5    $ 70.2
  Less:  Total stock-based
         employee compensation
         expense determined under
         the fair value method
         for all awards, net
         of tax                          .2        .2            .7        .5
                                    --------  --------      --------   -------
  Net income (loss) - pro forma     $ (11.8)  $    .3       $  26.8    $ 69.7
                                    ========  ========      ========   =======

  Earnings (loss) per share
    Basic - as reported             $  (.26)  $   .01       $   .62    $ 1.59
    Basic - pro forma                  (.27)      .01           .61      1.58
    Diluted - as reported              (.26)      .01           .62      1.59
    Diluted - pro forma                (.27)      .01           .60      1.58


Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

Accounting for Medicare Prescription Drug, Improvement and Modernization
Act. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). The Medicare Prescription Drug, Improvement and

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP FAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and requires public companies to reflect the impact by the third quarter of 2004, if determinable and significant. These financial statements and accompanying notes do not reflect the effects of the Act because the company estimates that any impact on 2004 periodic postretirement health care costs and net income would be minimal.

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

3.   SHORT-TERM DEBT

In September 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These new facilities consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. The company had $390 million of commercial paper borrowings outstanding at September 30, 2004. The company is in compliance with the covenants relating to its credit facilities at September 30, 2004.

4.    RESTRICTED SHORT-TERM INVESTMENTS

At September 30, 2004 Nicor had $29 million of restricted short-term investments and a corresponding $29 million current liability. The escrow fund was established through a $29 million deposit by one of Nicor's Directors and Officers insurance carriers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them. (See also Note 14 Contingencies).

5.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $44.5 million, $140 million and $55.1 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

6.   EQUITY INVESTMENT INCOME (LOSS), NET

Equity investment income (loss), net includes the following (in millions):

                                       Three months ended     Nine months ended
                                          September 30          September 30
                                       ------------------     -----------------
                                         2004      2003         2004      2003
                                       --------  --------     -------   -------

   Triton Container Investments
     (Triton)                           $  1.5    $  1.5       $ 4.5     $ 4.1
   Nicor Energy                              -       3.3           -       8.9
   Affordable housing investments         (1.0)      (.4)       (1.9)     (1.4)
   Horizon Pipeline                         .4        .4         1.3       1.1
   All other                                .2         -          .1        .2
                                       --------  --------     -------   -------
                                        $  1.1    $  4.8       $ 4.0     $12.9
                                       ========  ========     =======   =======

7.   OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                                       Three months ended     Nine months ended
                                          September 30          September 30
                                       ------------------     -----------------
                                         2004      2003         2004      2003
                                       --------  --------     -------   -------

  Interest income                       $   .6     $  .4       $ 1.7     $ 1.5
  Other income                              .2        .1          .8        .7
  Other expense                            (.1)      (.1)        (.5)      (.7)
                                       --------  --------     -------   -------
                                        $   .7     $  .4       $ 2.0     $ 1.5
                                       ========  ========     =======   =======

8.   COMPREHENSIVE INCOME

Total comprehensive income (loss), as defined by FAS 130, Reporting Comprehensive Income, is equal to net income (loss) plus other comprehensive income (loss) and is as follows (in millions):

                                       Three months ended     Nine months ended
                                          September 30          September 30
                                       ------------------     -----------------
                                         2004      2003         2004      2003
                                       --------  --------     -------   -------
  Net income (loss)                    $ (11.6)  $    .5      $ 27.5    $ 70.2
  Other comprehensive income
    (loss), net of tax                     3.6      (2.6)        4.1      (2.3)
                                       --------  --------     -------   -------
  Total comprehensive income (loss)    $  (8.0)  $  (2.1)     $ 31.6    $ 67.9
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

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

9.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):


                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations    Total
                                      ------------  ----------  ---------  -------------  ---------


  Three months ended September 30, 2004
   Operating revenues
    External customers                $      217.7  $     73.2  $    9.0   $          -   $   299.9
    Intersegment                               7.4           -        .7           (8.1)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $      225.1  $     73.2  $    9.7   $       (8.1)  $   299.9
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       (2.6) $      5.1  $   (9.5)  $       (2.6)  $    (9.6)

  Three months ended September 30, 2003
   Operating revenues
    External customers                $      217.3  $     63.8  $   13.7   $          -   $   294.8
    Intersegment                               6.1           -       1.4           (7.5)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $      223.4  $     63.8  $   15.1   $       (7.5)  $   294.8
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $        4.4  $      3.0  $    (.7)  $       (2.5)  $     4.2

  Nine months ended September 30, 2004
   Operating revenues
    External customers                $    1,541.6  $    213.3  $   90.2   $          -   $ 1,845.1
    Intersegment                              57.0           -       4.7          (61.7)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,598.6  $    213.3  $   94.9   $      (61.7)  $ 1,845.1
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $       86.7  $     16.2  $   (1.2)  $      (43.9)  $    57.8

  Nine months ended September 30, 2003
   Operating revenues
    External customers                $    1,669.9  $    197.4  $   51.6   $          -   $ 1,918.9
    Intersegment                              29.7           -       2.1          (31.8)          -
                                      ------------  ----------  ---------  -------------  ---------
                                      $    1,699.6  $    197.4  $   53.7   $      (31.8)  $ 1,918.9
                                      ============  ==========  =========  =============  =========

   Operating income (loss)            $      115.8  $     13.6  $    2.3   $       (7.3)  $   124.4



The majority of intersegment revenues represent Nicor Gas revenues related to customers purchasing utility-bill management products from Nicor Solutions. Under these products, Nicor Solutions bills a fixed amount to a customer and in exchange pays the customer's utility bills from Nicor Gas. Intersegment revenues have been eliminated in the consolidated financial statements.

The $43.9 million operating loss in the "Corporate and eliminations" column for the nine months ended September 30, 2004 includes a $38.5 million litigation charge related to an agreement to settle securities class actions as described in Note 14 Contingencies - Securities Class Actions.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                           Pension benefits    Other benefits
                                           ----------------    ---------------
                                             2004     2003      2004     2003
                                           -------  -------    -------  ------

Three months ended September 30
  Service cost                             $  2.2    $ 1.8      $  .6   $  .5
  Interest cost                               3.9      4.1        2.5     2.8
  Expected return on plan assets             (7.9)    (7.2)       (.2)    (.3)
  Recognized net actuarial loss                .5      1.1        1.2      .7
  Amortization of unrecognized
     transition obligation                      -        -          -      .8
  Amortization of prior service cost           .2       .2          -       -
                                           -------  -------    -------  ------
  Net periodic benefit cost (credit)       $ (1.1)   $   -      $ 4.1   $ 4.5
                                           =======  =======    =======  ======

Nine months ended September 30
  Service cost                             $  6.7    $ 5.5      $ 1.8   $ 1.5
  Interest cost                              11.8     12.3        7.6     8.4
  Expected return on plan assets            (23.8)   (21.5)       (.7)    (.9)
  Recognized net actuarial loss               1.5      3.2        3.4     2.2
  Amortization of unrecognized
    transition obligation                       -        -          -     2.3
  Amortization of prior service cost           .5       .5         .1       -
                                           -------  -------    -------  ------
  Net periodic benefit cost (credit)       $ (3.3)   $   -      $12.2   $13.5
                                           =======  =======    =======  ======

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

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million, $500 million and $400 million at September 30, 2004, December 31, 2003, and September 30, 2003,

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

respectively. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $534 million, $530 million and $437 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The net fair value of these instruments was $40 million, $13 million and $(5) million at September 30, 2004, December 31, 2003 and September 30, 2003. Most of these financial instruments relate to Nicor Gas hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The remaining $(5) million, $1 million and zero, respectively, relates to Nicor Enerchange and Nicor Solutions.

12.   RELATED PARTY TRANSACTIONS

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2004, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and nine months ended September 30, 2003, Horizon Pipeline charged Nicor Gas $2.6 million and $7.7 million, respectively, for this service.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Technologies, a wholly owned subsidiary of Nicor, $1.1 million and $2.9 million for the three and nine months ended September 30, 2004, respectively, for engineering and corrosion services. For the three and nine months ended September 30, 2003, EN Engineering charged Nicor Technologies $1.2 million and $3.3 million, respectively, for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's consolidated balance sheet, while the obligations of its unconsolidated equity investments are not. As of September 30, 2004 Nicor had guaranteed the payment of approximately $1 million of lease obligations in support of one of its unconsolidated equity investee's operations, and had outstanding letters of credit and surety bonds totaling approximately $7 million.

Tropic Equipment Leasing Inc. (TEL), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton, a cargo container leasing company. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $4 million at September 30, 2004. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $.6 million and $1.9 million were incurred for the three and nine months ended September 30, 2004, respectively, and $.8 million and $2.6 million, respectively, for the same periods last year.

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

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. For the three and nine months ended September 30, 2003, the company recorded expenses of $.8 million and $2.2 million, respectively, in connection with this indemnification. No such expenses were recorded in the corresponding 2004 periods. As of September 30, 2004, the company had recorded a $1.4 million liability in connection with this indemnification.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

undertake additional third party discovery from Entergy-Koch Trading, LP
(EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company continues to obtain access to and review this information. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2004.

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

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred in the nine months ended September 30, 2004, and any future gains or losses are not expected to be material.

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

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, Thomas Fisher (Chairman and CEO) and Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer). The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and have been consolidated. On February 14, 2003, plaintiffs filed an amended complaint adding as defendants George Behrens (Vice President and Treasurer), Philip Cali (former Executive Vice President of Operations) and Arthur Andersen LLP, the company's former independent auditor. The plaintiffs sought to represent a class consisting of all persons or entities who purchased Nicor common stock on the open market during the period from November 24, 1999 through and including July 19, 2002. They alleged that the defendants violated Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiffs alleged that during the class period defendants misrepresented the PBR plan, Nicor's historical financial condition and results of operations, and its future prospects. The class sought compensatory damages, prejudgment interest, and attorneys' fees and costs.
On April 16, 2004 Nicor announced that its board of directors had approved an agreement to settle the above referenced action. Under the terms of the settlement, all claims against Nicor and Nicor-related defendants have been dismissed without any finding or admission of wrongdoing or liability, for a payment of $38.5 million. On July 13, 2004 the court granted final approval of the settlement. All appeal rights expired on August 12, 2004. In the first quarter of 2004, the company recorded a litigation charge of $38.5 million related to this agreement. In the third quarter of 2004, the $38.5 million previously placed in escrow was released to the plaintiff's representatives.

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (former Executive Vice President Finance and Administration

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

and former Executive Vice President and Chief Risk Officer) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor's Motion to Dismiss and Plaintiffs were granted leave to file a Consolidated Third Amended Complaint. In November 2003, the Plaintiffs filed a Consolidated Third Amended Complaint and in December 2003, Nicor filed a Motion to Dismiss. The Court denied Nicor's Motion to Dismiss on March 26, 2004. The parties are currently engaged in discovery. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

Horizon Pipeline Lien. The general contractor on the construction of the Horizon Pipeline (Horizon) filed a $5.7 million Notice of Claim for Lien against Horizon. On May 23, 2003, Horizon filed a Declaratory Judgment Complaint in the United States District Court for the District of Colorado seeking resolution of this dispute. On June 23, 2003, the general contractor filed an answer and counterclaim to Horizon's complaint seeking in excess of $11 million in damages from Horizon. On June 25, 2004 the parties to the above referenced actions entered into a final settlement agreement. In consideration for a payment of $6.8 million by Horizon to the general contractor, which was capitalized by Horizon as a construction cost, all claims by the parties have been dismissed with prejudice and all recorded liens have been released.

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas paid a civil penalty in the amount of $600,000, and will implement a compliance plan to prevent similar violations in the future.

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 29 households.

As of September 30, 2004, Nicor Gas had remaining an estimated liability of $20.4 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during the nine months ended September 30, 2004 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The judgment is subject to appeal, and the insurers have indicated their intention to appeal the judgment.

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

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Other. In a recent Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision on Nicor.

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

Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

15.   SUBSEQUENT EVENTS

Rate Proceeding. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83.3 million (or about 16.5 percent of base rates revenue). The company is seeking a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996. The ICC normally has 11 months to complete its review of the filing and to issue an order.

The American Jobs Creation Act of 2004. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to Tropical Shipping's foreign earnings. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to federal taxation, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed foreign earnings to be repatriated to the United States in 2004 or 2005 at an effective federal income tax rate of 5.25 percent. Presently Nicor has approximately $47 million in deferred income tax liabilities, based on an effective federal income tax rate of 35 percent, associated with foreign earnings it may repatriate. In addition, Nicor presently has not recorded deferred income taxes on approximately $25 million of cumulative undistributed foreign earnings that it believes to be indefinitely reinvested offshore. Nicor is currently assessing the impact of these provisions. These financial statements do not reflect any impact of the Act. Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded.

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

In addition, the 2004 third-quarter and year-to-date periods were impacted in part by lower results at Nicor's wholesale natural gas marketing business, Nicor Enerchange, reflecting the variability in earnings caused by the required accounting treatment to adjust derivative contracts, but not natural gas inventory or other energy-related contracts, to estimated fair value.
The third quarter included an unfavorable fair value adjustment of approximately $8 million related to derivative contracts in place at September 30, 2004.

The following table provides a comparison of Nicor's results as reported for the third-quarter and year-to-date periods of 2004 and 2003 (in millions, except per share data):

                                       Three months ended     Nine months ended
                                          September 30          September 30
                                       ------------------     -----------------
                                         2004      2003         2004      2003
                                       --------  --------     --------  -------

Income (loss) before cumulative
   effect of accounting change         $ (11.6)  $    .5      $  27.5   $  74.7
Net income (loss)                        (11.6)       .5         27.5      70.2

Diluted earnings (loss) per average
  share of common stock:
   Before cumulative effect of
     accounting change                    (.26)      .01          .62      1.69
   After cumulative effect of
     accounting change                    (.26)      .01          .62      1.59

Third quarter 2004 net income and diluted earnings per share decreased compared to the reported 2003 amounts due primarily to lower operating results for Nicor Enerchange, lower operating results in the gas distribution segment and an absence of recoveries related to Nicor Energy that occurred in 2003. The investment in Nicor Energy was written off in 2002. Partially offsetting these negative factors were higher operating results at Nicor Solutions and in the shipping segment.

Net income and diluted earnings per share for the 2004 year-to-date period decreased compared to 2003 due primarily to the first-quarter 2004 litigation charge, lower operating results in the gas distribution segment, lower operating results for Nicor Enerchange and an absence of recoveries related to Nicor Energy that occurred in 2003. Partially offsetting these negative factors were higher operating results at

Nicor Inc.                                                              Page 21
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Solutions and in the shipping segment. In addition, the 2003 year-to-date period was negatively impacted by the first-quarter 2003 $4.5 million after-tax cumulative effect loss from an accounting change recorded for Nicor Enerchange.

Operating income (loss) by major business segment is presented below (in millions):

                                       Three months ended     Nine months ended
                                          September 30          September 30
                                       ------------------     -----------------
                                         2004      2003         2004      2003
                                       --------  --------     --------  -------

   Gas distribution                    $  (2.6)  $   4.4      $  86.7   $ 115.8
   Shipping                                5.1       3.0         16.2      13.6
   Other energy ventures                  (9.5)      (.7)        (1.2)      2.3
   Corporate and eliminations             (2.6)     (2.5)       (43.9)     (7.3)
                                       --------  --------     --------  -------
                                       $  (9.6)  $   4.2      $  57.8   $ 124.4
                                       ========  ========     ========  =======

The following summarizes operating income (loss) comparisons for major business segments:

o Gas distribution operating loss of $2.6 million in the third quarter of 2004 compared to operating income of $4.4 million in the 2003 third quarter was due primarily to higher operating and maintenance expenses ($3.8 million), lower natural gas deliveries due to warmer weather (approximately $2.1 million), a reduction in revenue related to the performance-based rates (PBR) plan ($1.8 million) and higher depreciation expense ($1.6 million). These negative factors were partially offset by an increase in natural gas deliveries unrelated to weather (approximately $2 million).

      The $29.1 million decrease in operating income for the nine-month period was due primarily to decreased insurance recoveries relating to the mercury inspection and repair program ($17.6 million, net of recovery costs), higher operating and maintenance expenses ($9.4 million), the negative impact of warmer weather than in 2003 (approximately $5.7 million) and higher depreciation expense ($4.2 million). These negative factors were partially offset by an increase in property sale gains ($5.1 million) and an increase in natural gas deliveries unrelated to weather (approximately $3 million).

o Shipping operating income increased $2.1 million for the quarter ended September 30, 2004, compared to the year-earlier period due primarily to the impact of higher rates, offset in part by the impact on costs of three hurricanes. For the nine-month period, operating income increased $2.6 million due primarily to the impact of higher volumes, partially offset by lower charter income.

o Operating loss at Nicor's other energy ventures increased $8.8 million in the third quarter of 2004 compared to the 2003 third quarter due primarily to the increase in the operating loss at Nicor Enerchange ($11.8 million), partially offset by improved operating results at Nicor Solutions ($3.4 million). The $3.5 million decrease in operating income for the nine-month period was due primarily to lower operating results at Nicor Enerchange ($8.8 million), partially offset by improved operating results at Nicor Solutions ($4.6 million) and the absence of prior-year losses from former business activities ($1.4 million). A significant portion of the decrease in operating

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      results at Nicor Enerchange is due to the impact of the required accounting associated with the company's storage activities. Nicor Enerchange purchases and holds gas in storage to earn a profit margin from its ultimate sale in the future. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period, as it was in the third quarter of 2004.

o Corporate and eliminations operating loss was essentially flat in the third quarter of 2004 compared to the 2003 third quarter. The $36.6 million increase in corporate and eliminations operating loss for the nine-month period is due to the first-quarter 2004 litigation charge ($38.5 million) related to the securities class actions.

These factors are discussed in more detail in the Results of Operations section.

RESULTS OF OPERATIONS

The following discussion provides additional information about the major items impacting Nicor's results of operations.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                    Three months ended      Nine months ended
                                       September 30           September 30
                                    -------------------   --------------------
                                      2004       2003        2004       2003
                                    --------   --------   ---------  ---------
   Gas distribution                 $ 225.1    $ 223.4    $ 1,598.6  $ 1,699.6
   Shipping                            73.2       63.8        213.3      197.4
   Other energy ventures                9.7       15.1         94.9       53.7
   Corporate and eliminations          (8.1)      (7.5)       (61.7)     (31.8)
                                    --------   --------   ---------  ---------
                                    $ 299.9    $ 294.8    $ 1,845.1  $ 1,918.9
                                    ========   ========   =========  =========

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review. For the third quarter of 2004 compared with a year ago, revenues increased slightly due primarily to higher natural gas prices ($10 million), higher revenue taxes ($3 million) and an increase in natural gas deliveries unrelated to weather (approximately $2 million). These positive items were partially offset by the effect of warmer weather than in 2003 (approximately $12 million). For the year-to-date period of 2004 compared with a year ago, revenues decreased $101 million due primarily to the effect of warmer weather than in 2003 (approximately $93 million), an increase in customers utilizing only transportation services (approximately $21 million), decreased recoveries of environmental cleanup costs ($10 million) and lower natural gas prices ($9 million). These negative factors were partially offset by higher revenue taxes ($18 million) and an increase in natural gas deliveries unrelated to weather (approximately $13 million).

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third quarter 2004 shipping revenues increased $9.4 million due to higher volumes shipped ($6.2 million) and higher average rates ($3.9 million). The $15.9 million increase for the nine-month period related primarily to higher volumes shipped ($18 million), partially offset by decreased charter activity ($1.9 million). Higher volumes reflect increased tourism and construction activity in the Caribbean region.

Revenues in the third quarter of 2004 for other energy ventures decreased $5.4 million due to lower revenues from Nicor Enerchange ($12.1 million), primarily as a result of the previously discussed fair value adjustment on derivative contracts ($8 million). This decrease was partially offset by higher revenues at Nicor Solutions ($5 million) and higher revenues at Nicor Services ($1.7 million). For the nine-month period, the $41.2 million increase in revenues for other energy ventures resulted primarily from higher revenues at Nicor Solutions ($43.5 million) and Nicor Services ($5.9 million), which was partially offset by lower revenues at Nicor Enerchange ($7.7 million).

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

A reconciliation of gas distribution revenues and margin follows (in millions):
                                    Three months ended     Nine months ended
                                       September 30           September 30
                                    ------------------   ----------------------
                                      2004      2003          2004     2003
                                    --------  --------   ----------  ----------
  Gas distribution revenues         $ 225.1   $ 223.4    $ 1,598.6   $ 1,699.6
  Cost of gas                        (118.4)   (117.6)    (1,111.1)   (1,221.5)
  Revenue tax expense                 (12.6)    (10.7)      (106.6)      (96.0)
                                    --------  --------   ----------  ----------
  Gas distribution margin           $  94.1   $  95.1    $   380.9   $   382.1
                                    ========  ========   ==========  ==========

For the quarter, gas distribution margin decreased $1 million due primarily to lower natural gas deliveries due to warmer weather (approximately $2.1 million) and the adjustment related to the PBR plan recorded in the third quarter of 2004 ($1.8 million). These negative factors were partially offset by increased natural gas deliveries unrelated to weather (approximately $2 million) and larger contributions from the Chicago Hub ($.7 million).

For the nine-month period, gas distribution margin decreased $1.2 million due primarily to the negative impact of warmer weather than in 2003 (approximately $5.7 million) and the adjustment related to the PBR plan recorded in the third quarter of 2004 ($1.8 million). These negative factors were partially offset by increased natural gas deliveries unrelated to weather (approximately $3 million), larger contributions from the Chicago Hub ($1.2 million), higher revenue tax administration fees ($.7 million) and higher average rates charged during the period ($.7 million).

Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $3.9 million to $55.3 million in the third quarter of 2004 from $51.4 million in the 2003 third quarter due primarily to an increase to the estimated liability for legal defense costs related to the PBR plan review ($2.4 million), an adjustment related to customer reimbursements ($1.1 million) and higher payroll costs ($1 million). These negative factors were partially offset by lower bad debt expense for the quarter as compared to 2003 ($2.4 million).

For the year-to-date periods, gas distribution operating and maintenance expense increased $9.4 million to $173.9 million in 2004 from $164.5 million in 2003. This increase was due to an increase in legal defense costs related to the PBR plan review ($5.4 million), higher payroll costs ($3.2 million), higher bad debt expense ($2.4 million) and adjustments related to customer reimbursements ($1.8 million). These negative factors were partially offset by higher pension credits ($2.3 million) and the absence of expenses related to a 2003 service outage ($2 million).

Mercury-related costs (recoveries), net. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors. Recoveries since then have been insignificant.

Property sale gains. In the second quarter of 2004, Nicor Gas realized a $5.5 million gain on the sale of land.

Shipping operating expenses. Increases in the shipping segment's third quarter and year-to-date 2004 operating expenses, compared to the corresponding 2003 periods, are due primarily to the higher volumes shipped. Year-to-date operating expenses of $197.1 million, which included higher fuel costs and hurricane costs, increased by $13.3 million from last year. The 2003 year-to-date expenses also were reduced by a $1.3 million vessel gain.

Other energy ventures operating expenses. A $3.4 million increase in third quarter 2004 operating expenses compared to 2003 was due primarily to higher expenses at Nicor Services ($2.2 million) and Nicor Solutions ($1.6 million). A $44.7 million increase in 2004 year-to-date operating expenses compared to 2003 was due primarily to higher expenses at Nicor Solutions ($38.9 million) and Nicor Services ($6.7 million). These higher expenses were largely associated with increased revenues.

Litigation charge. The year-to-date 2004 litigation charge ($38.5 million) relates to an agreement to settle the securities class actions. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Securities Class Actions.

Other corporate operating expenses and eliminations. Other corporate operating expenses were $2.7 million and $2.3 million in the third quarter of 2004 and 2003, respectively. Intercompany eliminations aggregated $8.2 million and $7.3 million in the third quarter of 2004 and 2003, respectively, related primarily to utility-bill management products.

For the nine-month periods, other corporate operating expenses were $4.4 million and $7 million in 2004 and 2003, respectively. The decrease is attributable primarily to lower legal expenses ($2.6 million). Intercompany eliminations aggregated $60.7 million and $31.5 million in the 2004 and 2003 year-to-date periods, respectively, related primarily to utility-bill management products.

Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity investment income (loss), net. Net equity investment income decreased $3.7 million and $8.9 million in the three-month and nine-month periods ended September 30, 2004, respectively, compared with the corresponding 2003 periods. The decreases were due primarily to the absence of cash recoveries related to Nicor Energy that occurred in the third quarter of 2003 ($3.3 million) and in the nine months ended September 30, 2003 ($8.9 million). Information related to this investment is more fully described in the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Nicor Energy.

Interest expense. Interest expense increased $2 million and $2.5 million for the third quarter and year-to-date periods ended September 30, 2004 compared to the corresponding 2003 periods. The increases were due to the impact of higher effective interest rates and higher estimated interest on income tax matters, partially offset by the impact of lower average borrowing levels.

Income taxes. The company's effective income tax rate was 38 percent and 18 percent for the three and nine months ended September 30, 2004, respectively, compared to 13 percent and 33 percent for the corresponding 2003 periods.
The increase for the third quarter 2004 was due principally to a combination of a pretax loss for the third quarter of 2004 and lower projected annual income.

For the year-to-date period, the decline in the effective income tax rate was primarily a result of recording an income tax benefit on the first-quarter securities class action litigation charge at the marginal income tax rate of about 40 percent. As a result, the 18 percent effective income tax rate for the nine months ended September 30, 2004, is lower than the estimated rate for the full year of about 25 percent. Lower projected income for 2004 (which typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and a favorable IRS settlement in the second quarter of 2004 also contributed to the decline in the year-to-date effective income tax rate. The change in the effective income tax rate reflected in the 2004 third quarter reduced income tax expense by $1.5 million.

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

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Distribution Statistics

                                   Three months ended    Nine months ended
                                      September 30         September 30
                                   ------------------   --------------------
                                     2004      2003        2004      2003
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                    $  143.0  $  142.0   $ 1,079.2  $ 1,158.2
    Commercial                         30.6      31.2       236.9      256.2
    Industrial                          3.6       4.3        32.1       37.7
                                   --------  --------   ---------  ---------
                                      177.2     177.5     1,348.2    1,452.1
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         4.1       3.9        17.2       15.7
    Commercial                         11.8      11.0        50.7       51.5
    Industrial                         10.9      11.1        31.2       32.5
    Other                               1.8       1.3         9.2       10.4
                                   --------  --------   ---------  ---------
                                       28.6      27.3       108.3      110.1
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      13.4      11.4       109.5       98.3
    Environmental cost recovery         2.1       2.4        11.9       22.1
    Chicago Hub                         1.7       1.1         5.8        4.6
    Performance-based rate plan        (1.8)        -        (1.8)         -
    Weather insurance                     -         -           -       (3.5)
    Other                               3.9       3.7        16.7       15.9
                                   --------  --------   ---------  ---------
                                       19.3      18.6       142.1      137.4
                                   --------  --------   ---------  ---------
                                   $  225.1  $  223.4   $ 1,598.6  $ 1,699.6
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        13.4      14.3       138.2      150.3
    Commercial                          3.1       3.5        30.5       33.2
    Industrial                           .3        .5         4.3        5.1
                                   --------  --------   ---------  ---------
                                       16.8      18.3       173.0      188.6
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         1.0       1.0        11.9       11.2
    Commercial                          9.2       8.7        58.9       61.8
    Industrial                         25.2      27.8        88.3       89.8
                                   --------  --------   ---------  ---------
                                       35.4      37.5       159.1      162.8
                                   --------  --------   ---------  ---------
                                       52.2      55.8       332.1      351.4
                                   ========  ========   =========  =========

Customers at end of period (thousands)
   Sales
    Residential                     1,765.6   1,726.9
    Commercial                        114.3     111.4
    Industrial                          7.2       7.0
                                   --------  --------
                                    1,887.1   1,845.3
                                   --------  --------
   Transportation
    Residential                       134.3     138.9
    Commercial                         58.4      58.3
    Industrial                          6.0       6.3
                                   --------  --------
                                      198.7     203.5
                                   --------  --------
                                    2,085.8   2,048.8
                                   ========  ========

Other statistics
   Degree days                           51        97       3,672      4,094
   Colder (warmer) than normal        (28)%       37%        (4)%         7%
   Average gas cost per Mcf sold     $ 6.87    $ 6.31      $ 6.35     $ 6.41

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipping Statistics

                                        Three months ended    Nine months ended
                                           September 30          September 30
                                        ------------------    -----------------
                                          2004      2003        2004     2003
                                        --------  --------    -------- --------

TEUs shipped (thousands)                   46.7      42.5       139.2    127.4
Revenue per TEU                         $ 1,567   $ 1,484     $ 1,533  $ 1,534
Ports served                                 24        24
Vessels operated                             17        16

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to significantly reduce short-term debt during the second quarter. As discussed in the 2003 Form 10-K/A (Amendment No. 1), the 2003 year-end gas in storage balance was higher than a year earlier due to an increased quantity of owned natural gas.

In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. Decisions by taxing authorities may significantly impact the company's cash flow.

Investing activities. In the second quarter of 2004, one of Nicor's Directors and Officers insurance carriers paid $29 million into an escrow account for use in settling outstanding shareholder litigation. More information about this agreement is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Other.

In the second quarter of 2004, Nicor Gas realized net proceeds of $7.2 million on the sale of land.

In the second quarter of 2004, Tropical Shipping sold $15 million of short-term investments and invested the proceeds in available-for-sale marketable securities. Additional information about these investments is presented in the Notes to the Consolidated Financial Statements - Note 1 Accounting Policies - Marketable Securities.

Financing activities. In September 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These new facilities consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. The company had $390 million of commercial paper borrowings outstanding at September 30, 2004. The company is in compliance with

Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the covenants relating to its credit facilities at September 30, 2004. The company expects that funding from commercial paper and related backup credit facilities will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

Contractual obligations. In addition to the long-term debt obligations reported in the company's 2003 Annual Report on Form 10-K/A (Amendment No.
1), the company was obligated to make related interest payments as of December 31, 2003 as follows (in millions):

                                            Payments due by period
                               ----------------------------------------------
                                           Less                        More
                                          Than 1    1-3       3-5     than 5
                                 Total     Year    years     years    years
                               --------  -------  -------  --------  --------

 Fixed interest on
   long-term debt               $ 432.1   $ 30.5   $ 60.8   $ 53.7    $ 287.1

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis - Critical Accounting Estimates in the 2003 Annual Report on Form 10-K/A (Amendment No. 1) for a detailed discussion of the company's critical accounting policies.

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Rate Proceeding. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83.3 million (or about 16.5 percent of base rates revenue). The company is seeking a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. As regulated by the ICC, base rates are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996. The ICC normally has 11 months to complete its review of the filing and to issue an order.

The American Jobs Creation Act of 2004. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to Tropical Shipping's foreign earnings. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to federal taxation, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed foreign earnings to be repatriated to the United States in 2004 or 2005 at an effective federal income tax rate of 5.25 percent. Presently Nicor has approximately $47 million in deferred income tax liabilities,

Nicor Inc.                                                              Page 29
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

based on an effective federal income tax rate of 35 percent, associated with foreign earnings it may repatriate. In addition, Nicor presently has not recorded deferred income taxes on approximately $25 million of cumulative undistributed foreign earnings that it believes to be indefinitely reinvested offshore. Nicor is currently assessing the impact of these provisions.
These financial statements do not reflect any impact of the Act. Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP
(EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company continues to obtain access to and review this information. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2004.

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

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

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

Energy trading activities. At September 30, 2004, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held derivative contracts with the following asset (liability) fair values (in millions):

                                                            Maturity
                                                   ---------------------------
                                          Total    Less than  1 to 3   3 to 5
Source of Fair Value                   Fair Value   1 Year     Years    Years
----------------------------------     ----------  ---------  -------  -------

Prices actively quoted                  $   (5.5)   $  (4.6)  $  (.9)   $   -
Prices based on pricing models                 -          -        -        -
                                       ----------  ---------  -------  -------
Total                                   $   (5.5)   $  (4.6)  $  (.9)   $   -
                                       ==========  =========  =======  =======

Nicor Inc.                                                              Page 34
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; Caribbean tourism; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Nicor Inc.                                                              Page 35
-------------------------------------------------------------------------------

Item 4. Controls and Procedures (concluded)

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 14 Contingencies and Note 15 Subsequent Events - Rate Proceeding, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities.

                                                 (c) Total         (d)
                                                 Number of     Approximate
                                                 Shares        Dollar Value
                                                 Purchased     of Shares that
                                                 as Part of    May Yet Be
                        (a) Total                Publicly      Purchased
                        Number of   (b) Average  Announced     Under the
                        Shares      Price Paid   Plans or      Plans or
   Period               Purchased   per Share    Programs (1)  Programs (1)
--------------------    ----------  -----------  ------------  ------------

July 1 to 31, 2004              -    $       -            -     $21,513,176
August 1 to 31, 2004            -            -            -      21,513,176
September 1 to 30, 2004         -            -            -      21,513,176
                        ----------  -----------  -----------
                                -    $       -            -
                        ==========  ===========  ===========

(1) In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no repurchases under this program in 2004. At September 30, 2004, $21,513,176 remained authorized for the repurchase of common stock.

Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

Item 6. Exhibits

 Exhibit
  Number                    Description of Document
 --------   -------------------------------------------------------------------
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

   10.1     210-Day Credit Agreement dated as of September 2, 2004.

   10.2     3-Year Credit Agreement dated as of September 2, 2004.

   10.3     Agreement, dated July 30, 2004, between Nicor Inc. and Ms. Halloran.

Nicor Inc.                                                              Page 37
-------------------------------------------------------------------------------

Item 6. Exhibits (concluded)

 Exhibit
  Number                    Description of Document
 --------   -------------------------------------------------------------------

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

Nicor Inc.                                                              Page 38
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Nicor Inc.

    November 5, 2004              /s/ JEFFREY L. METZ
  -------------------            ------------------------------
        (Date)                    Jeffrey L. Metz
                                  Vice President and Controller
                                  (Chief Accounting Officer)