Form 10-K
period 2004-12-31
NICOR INC
filed 2005-03-01
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
-----------------------------------------    -------------------------------
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

      The aggregate market value of common stock (based on the June 30, 2004 closing price of $33.97) held by non-affiliates of the registrant was approximately $1.5 billion. As of February 22, 2005, there were 44,113,480 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2005 Annual Meeting Definitive Proxy Statement, to be filed on or about March 11, 2005, are incorporated by reference into Part III.

Nicor Inc.                                                               Page i
-------------------------------------------------------------------------------

Table of Contents
-----------------

Item No.   Description                                                 Page No.
--------   -----------                                                 --------

           Glossary                                                          ii

           Part I
           ------
   1.      Business ........................................................  1
   2.      Properties ......................................................  6
   3.      Legal Proceedings................................................  6
   4.      Submission of Matters to a Vote of Security Holders..............  6
           Executive Officers of the Registrant.............................  7

           Part II
           -------

   5.      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities...............  8
   6.      Selected Financial Data .........................................  9
   7.      Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10
   7A.     Quantitative and Qualitative Disclosures about Market Risk....... 33
   8.      Financial Statements and Supplementary Data ..................... 34
   9.      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 71
   9A.     Controls and Procedures.......................................... 71
   9B.     Other Information................................................ 72

           Part III
           --------

   10.     Directors and Executive Officers of the Registrant............... 73
   11.     Executive Compensation........................................... 73
   12.     Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................... 74
   13.     Certain Relationships and Related Transactions................... 74
   14.     Principal Accountant Fees and Services........................... 74

           Part IV
           -------

   15.     Exhibits and Financial Statement Schedules....................... 75
           Signatures....................................................... 77
           Exhibit Index.................................................... 78

Nicor Inc.                                                              Page ii
-------------------------------------------------------------------------------

Glossary
--------

Chicago Hub. A wholly owned venture of Nicor Gas which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 6,000 degree days per year.

EN Engineering. A 50-percent-owned joint venture that provides engineering and corrosion services.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Horizon Pipeline. A 50-percent-owned joint venture that operates a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

HVAC. Heating, ventilation and air conditioning.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

Nicor Enerchange. A wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions' product risks.

Nicor Energy. A 50-percent-owned retail energy marketing joint venture which disposed of its customer contracts and ceased operations during 2003.

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company) is a wholly owned public utility business and one of the nation's largest distributors of natural gas.

Nicor Services. A wholly owned business that provides product warranty contracts, repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

Nicor Solutions. A wholly owned business that offers its residential and small commercial customers energy-related products that provide for natural gas price stability and management of their utility-bill.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

TEU. Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Triton. Triton Container Investments LLC, a cargo container leasing company in which Nicor has an investment.

Tropical Shipping. A wholly owned business and a leading carrier of containerized freight in the Bahamas and the Caribbean region.

Nicor Inc.                                                               Page 1
-------------------------------------------------------------------------------

PART I

Item 1.  Business
-------  --------

Nicor Inc. (Nicor), an Illinois corporation formed in 1976, is a holding company. Gas distribution is Nicor's primary business. Nicor's principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor Gas)), one of the nation's largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region. Nicor also owns several energy-related ventures, including Nicor Services and Nicor Solutions, which provide energy-related products and services for retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. As a consolidated group, Nicor had approximately 3,600 employees at year-end 2004.

Summary financial information for Nicor's major business segments is included in the Notes to the Consolidated Financial Statements - Note 12 Business Segment and Geographic Information. The following sections describe Nicor's larger businesses. Certain terms used herein are defined in the glossary on page ii.

GAS DISTRIBUTION

General
-------

Nicor Gas, a regulated natural gas distribution utility, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent. See Gas Distribution Statistics on page 16 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,300 employees at year-end 2004.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 15 percent of the agreements will expire within five years.

Customers have the option of purchasing their own gas supplies, with delivery of the gas by Nicor Gas. The larger of these transportation customers also have options that include the use of Nicor Gas' storage system and the ability to choose varying supply backup levels. The choice of transportation service as compared to gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.

Nicor Gas also operates other ventures, such as the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Sources of Natural Gas Supply
------------------------------

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission (FERC). When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Nicor Inc.                                                               Page 2
-------------------------------------------------------------------------------

Item 1.  Business (continued)
-------  --------------------

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

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation. Gas supply pricing is generally tied to published price indices so as to approximate current market prices. These supply contracts also may provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years. The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

As part of its purchasing policy, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility. A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers rather than from Nicor Gas.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company's primary long-term transportation contracts are as follows (daily availability in MMBtus):

                                           Availability    Contract Expiration
                                           ------------    -------------------
Natural Gas Pipeline Company (NGPL)          698,000           March 2006
Horizon Pipeline                             300,000           May 2012
Tennessee Gas Pipeline Company (TGPC)        300,000           October 2009
Midwestern Gas Transmission Company (MGT)    297,000           October 2006
Northern Natural Gas Company                 206,000           October 2008
Natural Gas Pipeline Company (NGPL)          200,000           March 2007
ANR Pipeline (ANR)                            25,000           October 2009

The company has a right of first refusal for contract extensions except for the TGPC contract. In addition, Nicor Gas enters into short-term transportation contracts that extend for one heating season only. Nicor Gas has also entered into agreements with NGPL, Northern Border Pipeline, ANR and MGT for additional capacity that is generally for the purpose of transporting natural gas within Illinois, after receiving the natural gas from producing regions.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of annual storage capacity, the system is designed to meet about 50 percent of the company's estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2006

Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------

Item 1.  Business (continued)
-------  --------------------

and 2007. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries and can mitigate the risk associated with seasonal price movements.

Competition/Demand
------------------

Nicor Gas is the largest natural gas distributor in Illinois and, as a regulated monopoly, has the exclusive right to distribute natural gas in its service territory. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. In the commercial and industrial markets, the company's natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In 2002 and in the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been in effect since the first quarter of 2003 due to partially offsetting weather risks within the consolidated Nicor group.

Nicor Gas' large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. Management also believes that deliveries for power generation, which have declined in recent years, will remain relatively flat.

During periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources. While natural gas prices have fluctuated greatly over the last several years, natural gas has traditionally maintained a pricing advantage over electricity and it is expected to maintain an advantage in the foreseeable future.

Regulation
----------

Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

o Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). For additional information about the rate proceeding, see the Notes to the Consolidated Financial Statements - Note 17 Rate Proceeding.

o The company's ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not make any profit from the sale of natural gas. Rather, the company earns income from a fixed monthly charge and from variable transportation charges for delivering the natural gas to customer premises. The ICC

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Item 1.  Business (continued)
-------  --------------------

   annually reviews the company's natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

o As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental clean-up costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

o The ICC also has other rules that impact the company's operations. Changes in these rules can impact operating and capital costs. For example, past changes relating to customer payment plans and credit/collection policies have impacted the company's accounts receivable write-off experience.

A performance-based rate (PBR) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Management's Discussion and Analysis - Contingencies - Performance-Based Rate Plan.

Properties
----------

The gas distribution, transmission and storage system includes approximately 32,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers' premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

Most of the company's distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas' first mortgage bonds.

Additional information about Nicor Gas' business is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping's financial results can be significantly affected by general economic conditions in the United States, the Caribbean region and Canada. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region. The company's shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping's cargo consists primarily of northbound shipments of apparel and agricultural products, and interisland shipments. The company also provides other related services such as inland transportation and cargo insurance.

Nicor Inc.                                                               Page 5
-------------------------------------------------------------------------------

Item 1.  Business (continued)
-------  --------------------

At December 31, 2004, Tropical Shipping's fleet consisted of 10 owned vessels and 10 chartered vessels with a container capacity totaling approximately 6,100 TEUs. In addition to the vessels, the company owns containers, container-handling equipment, chassis and other equipment. Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada, and some of the ports served.

Additional information about Tropical Shipping's business is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements.

OTHER ENERGY VENTURES

Nicor owns several energy-related ventures, including two companies marketing energy-related products and services, and a wholesale natural gas marketing company. Nicor also has equity interests in several joint ventures including a FERC-regulated natural gas pipeline. In 2003, the company substantially liquidated its investment in a former retail energy marketing joint venture.

Nicor Services and Nicor Solutions are businesses that provide energy-related products and services for retail markets, including residential and small commercial customers. Nicor Services operates in northern Illinois and provides product warranty contracts, repair, maintenance and installation services and equipment covering heating, air conditioning and related equipment, such as natural gas piping inside homes and ductwork. Nicor Solutions offers its residential and small commercial customers in the Nicor Gas service territory energy-related products that provide for natural gas price stability and management of their utility bill, including natural gas utility-bill management plans as well as natural gas price protection plans. These products mitigate and/or eliminate the risks of colder-than-normal weather and/or changes in natural gas prices.

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions' product risks.

During 2002, Horizon Pipeline, a 50-percent-owned joint venture with NGPL, put into operation a natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border. Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline's capacity under a 10-year agreement at rates that have been accepted by FERC.

Nicor Energy is a 50-percent-owned former retail energy marketing joint venture with Dynegy Marketing and Trade. During 2003, Nicor Energy disposed of its customer contracts and ceased operations. For information about Nicor Energy see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Nicor Energy.

Additional information about Nicor's other energy ventures is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements.

CORPORATE

Nicor has an equity investment in Triton Container Investments LLC, a cargo container leasing business.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------

Item 1.  Business (concluded)
-------  --------------------

AVAILABLE INFORMATION

Nicor files various reports with the Securities and Exchange Commission (SEC). These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934. Nicor makes all of these reports available without charge to the public on the investor relations section of the company's internet site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

Item 2.  Properties
-------  ----------

Information concerning Nicor and its major subsidiaries' properties is included in Item 1, Business, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company's operations.

Item 3.  Legal Proceedings
-------  -----------------

See the Notes to the Consolidated Financial Statements - Note 17 Rate Proceeding and Note 19 Contingencies, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None.

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------

Executive Officers of the Registrant
------------------------------------

       Name           Age       Current Position and Background
--------------------  ----  ---------------------------------------------------

Thomas L. Fisher       60    Chairman, Nicor and Nicor Gas (since 1996);
                             Chief Executive Officer, Nicor (since 1995) and
                             Nicor Gas (1988-2003); and President, Nicor
                             (1994-2002) and Nicor Gas (1988-2002).

Russ M. Strobel        52    Chief Executive Officer, Nicor Gas (since 2003);
                             President, Nicor and Nicor Gas (since 2002);
                             Executive Vice President, General Counsel and
                             Corporate Secretary, Nicor and Nicor Gas (2002);
                             Senior Vice President, General Counsel and
                             Corporate Secretary, Nicor and Nicor Gas
                             (2000-2002); Partner, Altheimer & Gray, attorneys
                             (2000); and Partner, Jenner & Block, attorneys
                             (1986-2000).

Richard L. Hawley      55    Executive Vice President and Chief Financial
                             Officer, Nicor and Nicor Gas (since 2003); Vice
                             President and Chief Financial Officer, Puget
                             Energy, Inc. (2000-2002) and Puget Sound Energy,
                             Inc. (1998-2002); and Partner, Coopers & Lybrand
                             (1984-1998).

Claudia J. Colalillo   55    Senior Vice President Human Resources and
                             Corporate Communications, Nicor and Nicor Gas
                             (since 2002); Vice President Human Resources,
                             Nicor and Nicor Gas (1998-2002).

Rocco J. D'Alessandro  46    Senior Vice President Operations, Nicor Gas (since
                             2002); Vice President Customer Service, Nicor Gas
                             (1999-2002); various managerial positions, Nicor
                             Gas (1989-1999).

Daniel R. Dodge        51    Senior Vice President Diversified Ventures and
                             Corporate Planning, Nicor and Nicor Gas (since
                             2002); Vice President Business Development, Nicor and Nicor Gas (1998-2002).

George M. Behrens      49    Vice President and Treasurer, Nicor and Nicor Gas
                             (since 2004); Vice President Administration and
                             Treasurer, Nicor and Nicor Gas (2000-2004); Vice
                             President Administration, Nicor and Nicor Gas
                             (1999-2000); Vice President and Controller, Nicor and Nicor Gas (1998-1999); and Vice President
                             Accounting, Nicor Gas (1996-1998).

Paul C. Gracey, Jr.    45    Vice President, General Counsel and Secretary,
                             Nicor and Nicor Gas (since 2002); Vice President and General Counsel, Midwest Generation, Chicago, independent power producer (2000-2002); Vice
                             President and General Counsel, Edison Mission
                             Energy Limited, London, England, independent power producer (1993-2000).

Gerald P. O'Connor     53    Vice President Administration and Finance, Nicor
                             and Nicor Gas (since 2004); Temporary General
                             Manager - Internal Audit, Nicor and Nicor Gas
                             (2003-2004); Partner, Tatum Partners LLC
                             (2003-2004); Vice President and Chief Financial
                             Officer, Aux Sable Liquid Products LLP (2000-2002);
                             Vice President Finance and Administration,
                             Illinova Energy Partners Inc. (1995-2000).

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------

PART II

Item 5.  Market for Registrant's Common Equity,  Related Stockholder Matters
-------  -------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 22, 2005, there were approximately 23,700 common stockholders of record.

                                            Stock price       Dividends
                                        -------------------
               Quarter                     High      Low      Declared
             ----------                 --------- ---------   ---------

              2004
                First                   $  37.43  $  32.49    $  .465
                Second                     35.65     32.04       .465
                Third                      37.36     32.37       .465
                Fourth                     39.65     35.89       .465

              2003
                First                   $  35.62  $  23.70    $  .465
                Second                     39.30     27.05       .465
                Third                      37.70     33.51       .465
                Fourth                     36.62     32.03       .465
             ----------------------------------------------------------

The following table presents common stock repurchase activity for the fourth quarter of 2004:

                                                Total Number    Approximate
                                                 of Shares      Dollar Value
                                                 Purchased     of Shares that
                                                 as Part of     May Yet Be
                          Total                  Publicly        Purchased
                        Number of    Average     Announced       Under the
                         Shares     Price Paid   Plans or        Plans or
     Period             Puchased    per Share   Programs (1)    Programs (1)
----------------------  ----------  ----------  ------------  ---------------

October 1 to 31, 2004           -    $      -            -     $  21,513,176
November 1 to 30, 2004          -           -            -        21,513,176
December 1 to 31, 2004          -           -            -        21,513,176
                        ----------  ----------  -----------
                                -    $      -            -
                        ==========  ==========  ===========

(1) In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no repurchases under this program in 2004 and 2003.

On December 30, 2004, the company transferred 8,141 shares of its common stock to one individual in connection with the 2003 purchase of the assets and assumption of the certain liabilities of a heating and air conditioning business owned by that individual. The shares were sold without registration under the Securities Act of 1933, pursuant to an exemption under Rule 505 of Regulation D under the Securities Act of 1933. The issuance was effected without general solicitation or advertising.

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------

Item 6.  Selected Financial Data
-------  -----------------------
(in millions, except per share data)

                                           Year ended December 31
                              ------------------------------------------------
                                2004      2003      2002      2001      2000
                              --------  --------  --------  --------  --------

Operating revenues            $2,739.7  $2,662.7  $1,897.4  $2,366.3  $2,159.3

Operating income              $  137.7  $  189.4  $  226.5  $  219.2  $   85.6

Income before cumulative
  effect of accounting change $   75.1  $  109.8  $  128.0  $  122.1  $   35.8

Net income                    $   75.1  $  105.3  $  128.0  $  122.1  $   35.8

Earnings per common share
  Basic
     Before cumulative effect
      of accounting change    $   1.71  $   2.49  $   2.90  $   2.70  $    .77
     Basic earnings per share     1.71      2.39      2.90      2.70       .77

  Diluted
    Before cumulative effect
      of accounting change    $   1.70  $   2.48  $   2.88  $   2.69  $    .77
    Diluted earnings per
      share                       1.70      2.38      2.88      2.69       .77

Dividends declared per
  common share                $   1.86  $   1.86  $   1.84  $   1.76  $   1.66

Property, plant and equipment
  Gross                       $4,143.6  $3,999.5  $3,872.8  $3,733.0  $3,588.9
  Net                          2,549.8   2,484.2   2,421.8   2,343.6   2,270.9

Total assets                  $3,975.2  $3,797.2  $3,524.4  $3,182.2  $3,460.6

Capitalization
  Long-term bonds and notes,
    net of current
    maturities                $  495.3  $  495.1  $  396.2  $  446.4  $  347.1
  Mandatorily redeemable
    preferred stock                1.6       1.8       4.3       6.1       6.4
  Common equity                  749.1     754.6     728.4     704.2     705.2
                              --------  --------  --------  --------  --------
                              $1,246.0  $1,251.5  $1,128.9  $1,156.7  $1,058.7
                              ========  ========  ========  ========  ========


In 2004, a $38.5 million litigation charge was recorded to operating expense relating to an agreement to settle a securities class action lawsuit.

Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

The purpose of this financial review is to explain changes in operating results and financial condition from 2002 to 2004 and to discuss business trends and uncertainties that might affect Nicor. Certain terms used herein are defined in the glossary on page ii. The discussion is organized into five sections - Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates and Other Factors That May Affect Business Performance.

SUMMARY

Nicor Inc. (Nicor) is a holding company with two principal business segments - gas distribution and shipping. Nicor Gas is one of the nation's largest natural gas distribution companies, and it is Nicor's primary business. Tropical Shipping is a containerized shipping business serving the Bahamas and the Caribbean region that typically represents most of the balance of Nicor's operating income. Nicor also owns or has equity interests in several energy-related businesses.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

                                                      2004     2003     2002
                                                    -------- -------- --------

Income  before  cumulative  effect of
   accounting change                                $  75.1  $ 109.8  $ 128.0
Net income                                             75.1    105.3    128.0
Earnings per average share of common stock:
 Diluted - before  cumulative  effect
   of accounting change                                1.70     2.48     2.88
 Diluted  - after  cumulative  effect
   of accounting change                                1.70     2.38     2.88

Net income was lower in 2004 compared with 2003 due in large part to a $38.5 million pretax litigation charge recorded in the first quarter of 2004 related to an agreement to settle securities class action lawsuits. The charge reduced net income by $23.2 million and diluted earnings per share by $.52. For more information, see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Securities Class Actions.

Results for 2004 were also impacted by lower operating results in the gas distribution segment and an absence of gains that occurred in 2003 related to the company's previously written off investment in Nicor Energy. Partially offsetting these negative factors were higher operating results in the shipping segment and at Nicor's other energy ventures, a decrease in the effective income tax rate, and the absence of a cumulative effect loss that occurred in 2003 due to a change in accounting method at Nicor Enerchange.

Net income was lower in 2003 compared with 2002 due primarily to lower operating results from the gas distribution segment, the cumulative effect of a change in accounting methods and an increase in the effective income tax rate. These factors were partially offset by improved equity investment results due primarily to cash received from the previously written off investment in Nicor Energy.

Operating results of the gas distribution business were positively impacted in 2003 and 2002 by the recognition of recoveries from insurers and contractors and/or reserve reductions for Nicor Gas' mercury inspection and repair program. The recognition of net recoveries from insurers and contractors and/or reserve reductions increased pretax income by $17.8 million and $29.0 million in 2003 and 2002, respectively. For details of Nicor Gas' mercury inspection and repair program, see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Mercury.

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

In late 2004, Nicor Gas filed a proposal for a rate increase with the Illinois Commerce Commission (ICC). For more information, see Other Factors That May Affect Business Performance - Gas Distribution - Rate Proceeding.

In January 2005, Nicor reached a preliminary agreement to settle the shareholder derivative lawsuits, contingent upon court approval. The company also reached a final settlement agreement with its Directors and Officers insurance carrier and a preliminary settlement agreement with its excess insurance carrier. For more information, see the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Shareholder Derivative Lawsuits and Contingencies - Other. As discussed in Note 19, the company's 2004 results do not reflect the impact of these settlements.

With the passage of the American Jobs Creation Act of 2004, the company is assessing the extent, if any, to which the undistributed foreign earnings of Tropical Shipping will be repatriated in 2005. For additional information, refer to Other Factors That May Affect Business Performance - Shipping.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

                                         2004        2003        2002
                                       ---------   ---------   ---------

   Gas distribution                     $ 130.8     $ 166.2     $ 207.0
   Shipping                                31.6        22.7        21.2
   Other energy ventures                   19.3         7.9         6.4
   Corporate and eliminations             (44.0)       (7.4)       (8.1)
                                       ---------   --------    ---------
                                        $ 137.7     $ 189.4     $ 226.5
                                       =========   ========    =========

The following summarizes operating income (loss) comparisons by major business segments:

o Gas distribution operating income decreased $35.4 million in 2004 as compared to 2003 due primarily to decreased insurance recoveries relating to the mercury inspection and repair program ($17.8 million, net of costs), higher operating and maintenance expenses ($14.8 million), the negative impact of warmer weather than in 2003 (approximately $6 million) and higher depreciation expense ($5.3 million). These negative factors were partially offset by an increase in gains on property sales ($5.5 million) and the impact of an increased number of customers ($3.3 million).

   Gas distribution operating income decreased $40.8 million in 2003 as compared to 2002 due primarily to increased operating and maintenance expenses ($20.5 million), lower Chicago Hub results ($8.1 million), higher depreciation ($5.9 million) and lower property sale gains ($3.7 million). Operating income also reflects $17.8 million of mercury-related insurance recoveries in 2003 as compared to $29 million of mercury-related insurance recoveries and reserve reductions in 2002. The impact of weather colder than the prior year was an increase in operating income of about $3 million.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

o Shipping operating income for 2004 increased $8.9 million compared to 2003 due to increased revenues ($38.5 million) driven by the impact of higher volumes shipped and higher average rates, partially offset by lower charter income and increased operating expenses ($29.6 million), primarily voyage, inland transportation, port and other costs.

   Shipping operating income for 2003 rose $1.5 million compared to 2002 due to increased revenues from higher volumes shipped ($3.1 million), higher average rates ($1.4 million) and increased charter income ($1.8 million). These improvements were largely offset by higher fuel costs ($3.1 million) as well as higher other operating expenses ($2.0 million) in 2003.

o Operating income from Nicor's other energy ventures for 2004 increased $11.4 million compared to 2003 due primarily to higher operating results at Nicor Enerchange ($5.8 million) and at Nicor's energy-related products and services businesses ($4.2 million), and the absence of prior-year losses from former business activities ($0.8 million). The improvements were due predominantly to an increased average number of utility-bill management customers at Nicor Solutions and related risk-management activities handled by Nicor Enerchange instead of by an outside party.

   Operating income from Nicor's other energy ventures for 2003 increased $1.5 million compared to 2002. Operating results were higher in Nicor's energy-related products and services businesses ($0.7 million). Also favorably impacting the year was the absence of project losses, as occurred in 2002, on former energy system development activities ($2.7 million).

o The increase in operating loss at Corporate is due primarily to the 2004 litigation charge of $38.5 million relating to the settlement of the securities class action lawsuits.

These factors are discussed in more detail in the Results of Operations section.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                          2004        2003        2002
                                       ----------  ----------  ----------

   Gas distribution                    $ 2,362.1   $ 2,351.6   $ 1,590.7
   Shipping                                310.7       272.2       266.0
   Other energy ventures                   155.3        96.5        56.9
   Corporate and eliminations              (88.4)      (57.6)      (16.2)
                                       ----------  ----------  ----------
                                       $ 2,739.7   $ 2,662.7   $ 1,897.4
                                       ==========  ==========  ==========

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the year 2004, gas distribution revenues increased $10.5 million as compared to 2003 due primarily to higher natural gas costs ($96.5 million) and higher revenue taxes ($16.5 million). These positive factors were largely offset by the negative effect of warmer weather than in 2003 (approximately $100 million).

Nicor Inc.                                                              Page 13
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Gas distribution revenues increased nearly 50 percent in 2003 compared to 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup, subject to ICC review. The revenue effect of higher natural gas costs was approximately $680 million. Revenues also increased in 2003 by about $40 million due to colder weather than the prior year. While residential deliveries rose on colder weather, industrial deliveries fell due largely to lower power-generation load affected by mild summer weather.

In 2004, shipping segment operating revenues increased over 2003 due primarily to higher volumes shipped ($31.9 million) and higher average rates ($8.7 million), partially offset by decreased charter income ($2.1 million). These higher volumes reflect increased tourism and post-hurricane construction activity in the Caribbean region and the Bahamas. Rates were higher due to a general rate increase and higher cost recovery surcharges for fuel and security.

In 2003, shipping segment operating revenues increased over 2002 due primarily to higher volumes shipped ($3.1 million), higher average rates ($1.4 million) and increased charter income ($1.8 million). The higher volumes reflect increased activity resulting from an acquisition that occurred in April 2002.

The 2004 increase in revenues for other energy ventures was due primarily to higher revenues at Nicor's energy-related products and services businesses ($52.4 million), and Nicor Enerchange ($7.2 million). The improvements were due predominantly to an increased average number of utility-bill management customers at Nicor Solutions and related risk-management activities handled by Nicor Enerchange instead of by an outside party.

The 2003 increase in revenues for other energy ventures was due primarily to the company's energy-related products and services businesses ($49.4 million), largely reflecting new customers and products, such as utility-bill management products introduced in 2002. Negatively impacting 2003 were decreased revenues from Nicor's former energy system development activities ($10.1 million).

Corporate and eliminations primarily reflects the elimination of gas distribution revenues against Nicor Solutions' expenses for customers purchasing the utility-bill management products.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

                                          2004        2003        2002
                                       ----------  ----------  ----------

   Gas distribution revenues           $ 2,362.1   $ 2,351.6   $ 1,590.7
   Cost of gas                          (1,695.0)   (1,692.7)     (970.1)
   Revenue tax expense                    (139.4)     (130.9)      (92.4)
                                       ----------  ----------  ----------
   Gas distribution margin             $   527.7   $   528.0   $   528.2
                                       ==========  ==========  ==========

For the year 2004, gas distribution margin was essentially unchanged from 2003, although affected by a number of offsetting factors. Warmer weather than in 2003 (approximately $6 million) and an adjustment

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

related to prior-year Performance Based Rate (PBR) plan results ($1.8 million) had a negative effect on margin. These negative factors were partially offset by the impact of an increased number of customers ($3.3 million), higher average rates charged during the period ($2.2 million) and higher revenue tax administration fees ($1.0 million).

Although margin for 2003 and 2002 were essentially equal, a number of factors had offsetting impacts. Negatively impacting margin in 2003 was a smaller contribution from the Chicago Hub and other gas supply-related activities ($10.9 million) and lower industrial deliveries, mainly for power generation ($2.9 million). The company believes commercial and industrial deliveries were unfavorably impacted by general economic conditions and higher natural gas prices. Positively impacting margin were increased customer finance and late payment charges (about $8 million) related to higher natural gas prices in 2003. The absence of PBR plan losses as occurred in 2002 ($4.1 million) and increased deliveries due to colder weather than the prior year (about $7 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($3.5 million), also positively impacted margin.

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense for 2004 of $234.9 million was $14.8 million higher than 2003 due primarily to increases in legal defense costs associated with the PBR-related litigation ($5.4 million) and payroll costs ($3.5 million), adjustments related to customer reimbursements ($3.1 million), higher bad debt expense ($2.7 million), due in part to high natural gas prices, and higher compliance costs ($2.6 million). These negative factors were partially offset by higher pension credits ($3.6 million).

The increase in gas distribution operating and maintenance expense for 2003 over 2002 of $20.5 million was due primarily to higher pension costs ($9.7 million), higher insurance expense ($4.2 million), increased bad debt expense ($4.1 million), increased natural gas costs to operate company equipment and facilities ($3.2 million) and higher health care costs ($2.7 million). These negative factors were partially offset by lower expenses related to the review of the company's PBR plan ($6.5 million).

Operating and maintenance expenses at Nicor Gas are expected to continue to rise.

Other gas distribution operating expenses. Property sale gains and losses vary from year-to-year depending upon property sales activity. During 2004, Nicor Gas realized a $5.9 million gain on the sale of land. The company continues to assess its ownership of real estate holdings and anticipates a decrease in property sale activity in 2005.

Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Recoveries and costs were insignificant in 2004. However, in 2003 and 2002, Nicor Gas reached agreements with insurers and independent contractors whereby the company recovered approximately $18 million and $20 million, respectively, of mercury-related costs. In addition, in 2002, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Additional information about the company's mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Mercury.

Shipping operating expenses. Shipping segment operating expenses increased $29.6 million in 2004 as compared to 2003 due primarily to higher voyage, inland transportation and port costs ($16.0 million), payroll and related costs ($4.7 million), leased equipment costs ($2.7 million) and vessel charter costs ($2.0 million). The increases are due primarily to higher volumes shipped.

Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Shipping segment operating expenses rose $4.7 million in 2003 versus 2002 due primarily to higher fuel costs ($3.1 million) and increased vessel charter expenses ($0.6 million). Increased fuel costs reflect the impact of higher fuel prices in 2003.

Operating expenses of other energy ventures. The $47.4 million increase in the 2004 operating expenses compared to 2003 was due mainly to higher expenses at Nicor's energy-related products and services businesses ($48.2 million), reflecting an increased average number of utility-bill management customers and the higher average cost of gas.

The $38.1 million increase in the 2003 operating expenses compared to 2002 was due primarily to increased operating expenses at Nicor's energy-related products and services businesses ($48.6 million), associated largely with the addition of new customers and products. This increase was partially offset by lower operating expenses from the company's former energy system and design activities ($12.9 million).

Litigation charge. The 2004 litigation charge of $38.5 million relates to the settlement of the securities class action lawsuit.

Other corporate expenses and eliminations. Other corporate operating expenses were $5.5 million, $8.3 million and $6.4 million in 2004, 2003 and 2002, respectively, which are primarily legal and business development costs.

Intercompany eliminations were $(88.4) million, $(58.5) million and $(14.5) million in 2004, 2003 and 2002, respectively, and related primarily to utility-bill management products.

Equity investment income (loss), net. Equity investment results for 2004 decreased by $9.0 million as compared to 2003 due primarily to the absence of a $9.6 million cash recovery related to Nicor Energy that occurred in 2003. This equity investment was previously written off and negatively impacted 2002 results ($9.2 million). Information related to this investment is more fully described in the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Nicor Energy. Equity investment results also include $6.5 million, $5.5 million and $4.1 million for 2004, 2003 and 2002, respectively, for Nicor's share of income from Triton Container Investments LLC (Triton), a cargo container leasing business.

Interest expense. Interest expense increased $3.9 million in 2004 over 2003 due to the impact of higher effective interest rates on debt ($4.4 million) and higher estimated interest on income tax matters ($1.8 million), partially offset by the impact of lower average borrowing levels ($2.3 million). Interest expense decreased $1.2 million in 2003 from 2002 due to lower average borrowing levels and interest rates.

Income taxes. The decline in the effective income tax rate to 28.7 percent in 2004 from 35.2 percent in 2003 was primarily a result of lower pretax income (which typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

The company's effective income tax rate rose to 35.2 percent in 2003 as compared to 31.0 percent in 2002 due principally to the effects of an increase in tax expense in 2003 relating to adjustments of deferred income tax accounts.

Cumulative effect of accounting change. The cumulative effect of a January 1, 2003 required accounting change relates to the application of accrual accounting, rather than fair value accounting, to gas in storage and certain energy-related contracts, such as storage and transportation contracts, at Nicor Enerchange.

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Gas Distribution Statistics

                                        2004       2003       2002
                                     ---------  ---------  ---------

Operating revenues (millions)
   Sales
     Residential                     $ 1,625.5  $ 1,611.9  $ 1,057.4
     Commercial                          349.9      351.7      209.4
     Industrial                           49.3       51.2       32.5
                                     ---------  ---------  ---------
                                       2,024.7    2,014.8    1,299.3
                                     ---------  ---------  ---------
   Transportation
     Residential                          23.6       22.7       16.3
     Commercial                           69.9       71.6       75.6
     Industrial                           39.9       41.7       45.8
     Other                                14.0       12.0        7.6
                                     ---------  ---------  ---------
                                         147.4      148.0      145.3
                                     ---------  ---------  ---------
   Other revenues
     Revenue taxes                       143.5      134.0       95.3
     Environmental cost recovery          20.6       31.3       24.6
     Chicago Hub                           7.9        7.3       15.4
     Performance-based rate plan          (1.8)         -       (4.1)
     Other                                19.8       16.2       14.9
                                     ---------  ---------  ---------
                                         190.0      188.8      146.1
                                     ---------  ---------  ---------
                                     $ 2,362.1  $ 2,351.6  $ 1,590.7
                                     =========  =========  =========

Deliveries (Bcf)
   Sales
     Residential                         204.8      214.9      212.9
     Commercial                           44.3       46.7       41.6
     Industrial                            6.4        7.0        6.9
                                     ---------  ---------  ---------
                                         255.5      268.6      261.4
                                     ---------  ---------  ---------
   Transportation
     Residential                          16.6       16.6       11.0
     Commercial                           84.1       87.8       97.5
     Industrial                          117.0      121.2      149.2
                                     ---------  ---------  ---------
                                         217.7      225.6      257.7
                                     ---------  ---------  ---------
                                         473.2      494.2      519.1
                                     =========  =========  =========

Year-end customers (thousands)
   Sales
     Residential                       1,777.3    1,745.2    1,733.6
     Commercial                          116.5      114.5      108.9
     Industrial                            7.4        7.3        7.0
                                     ---------  ---------  ---------
                                       1,901.2    1,867.0    1,849.5
                                     ---------  ---------  ---------
   Transportation
     Residential                         147.9      145.1      126.8
     Commercial                           59.5       58.3       62.4
     Industrial                            6.0        6.2        6.7
                                     ---------  ---------  ---------
                                         213.4      209.6      195.9
                                     ---------  ---------  ---------
                                       2,114.6    2,076.6    2,045.4
                                     =========  =========  =========

Other statistics
   Degree days (normal 6,000)            5,637      6,068      5,779
   Colder (warmer) than normal            (6)%         1%       (4)%
   Average gas cost per Mcf sold     $    6.56  $    6.24  $    3.67

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

   Shipping Statistics
                                         2004      2003      2002
                                       --------  --------  --------

   TEUs shipped (thousands)              198.0     177.1     175.1
   Revenue per TEU                     $ 1,569   $ 1,525   $ 1,517
   Ports served                             24        25        24
   Vessels operated at year-end             20        15        16

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing, storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to significantly reduce short-term debt during the second quarter.

Nicor Gas maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings.

Net cash flow provided from (used for) operating activities was $317.7 million, $(12.6) million and $268.3 million in 2004, 2003 and 2002, respectively. The cash flows provided in 2004 and 2002 are at the levels traditionally experienced by the company. Operating cash flow for 2003 was negative due primarily to changes in working capital items in the gas distribution segment. Two decisions in 2003 were the primary factors underlying the working capital changes. First, the company significantly increased the quantity of owned gas in storage at December 31, 2003 as compared to December 31, 2002. In addition, the company chose to fund a significant portion of those purchases through short-term borrowings (which are shown outside the operating section, in the financing section, of the Consolidated Statements of Cash Flows) instead of through accounts payable. As noted in the financing activities section of Management's Discussion and Analysis, the company had increased its short-term debt borrowing capacity in anticipation of these two and other factors (including higher gas costs), to accommodate the funding of these decisions.

In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits. Decisions by taxing authorities may significantly impact the company's cash flow.

Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Investing Activities. Net cash flow used for investing activities was $204.7 million, $186.0 million and $189.2 million in 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 was due primarily to an increase in capital expenditures and other investing activities.

Capital expenditures. Capital expenditures by business segment are presented below (in millions):

                                   Estimated
                                      2005      2004      2003      2002
                                   ---------  --------  --------  --------

   Gas distribution                 $   195    $  175    $  173    $  170
   Shipping                              25         9         6        20
   Other energy ventures                  5         3         2         3
                                   ---------  --------  --------  --------
                                    $   225    $  187    $  181    $  193
                                   =========  ========  ========  ========

Capital expenditures in the gas distribution segment were nearly unchanged for 2004 compared with 2003. Increased costs in 2004 for information technology system improvements (about $8 million) were largely offset by adjustments related to customer reimbursements (about $3 million), the absence of expenditures related to a 2003 service outage (about $2 million) and reduced storage system expenditures (about $2 million).

Capital expenditures in the gas distribution segment for 2003 versus 2002 remained relatively level. Increased costs in 2003 for gas distribution system improvements (about $8 million) and higher capitalized pension costs (about $3 million) were partially offset by a decrease in storage and transmission system expenditures (about $6 million) compared with 2002. Storage and transmission system expenditures in 2002 included the acquisition of a compressor for a storage facility.

Gas distribution segment capital expenditures are expected to increase by about $20 million in 2005 over the 2004 level due primarily to planned storage compressor and real estate expenditures.

Shipping segment capital expenditures for 2004 increased $3 million over 2003 due primarily to the purchase of freight handling equipment and facilities renovations. Shipping segment capital expenditures were lower in 2003 as compared with 2002 due primarily to the construction of two vessels completed in early 2002.

Shipping segment capital expenditures are expected to increase in 2005 versus 2004 due primarily to the purchase of freight handling equipment and facilities expenditures. The 2005 estimate does not include additions to the company's fleet. Increased vessel requirements are normally met through the acquisition, charter or leasing of additional vessels.

Capital expenditures are expected to be higher at our other energy ventures in 2005 versus 2004 as computer systems are upgraded and facilities expanded at the retail energy-related products and services businesses.

Other investing activities. In 2004, Nicor Gas realized net proceeds of $7.6 million on the sale of land.

Nicor invested $10 million in each of 2003 and 2002 in Triton. No investment was made in 2004. Nicor's equity investment in this business at December 31, 2004 was $87.1 million.

Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

In 2002, Nicor invested $16.5 million for a 50-percent share of equity in Horizon Pipeline. Nicor's equity investment in this business at December 31, 2004 was $18.7 million.

Nicor's equity investment in Nicor Energy was written off during the third quarter of 2002. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No cash activity occurred in 2004 and any future cash receipts or payments are expected to be minimal. Additional information about transactions with Nicor Energy is provided within the Nicor Energy section of the Notes to the Consolidated Financial Statements - Note 19 Contingencies.

In 2003 and 2002, Nicor Services acquired existing operations and assets to establish a heating, ventilation and air conditioning business. All purchases were made with shares of Nicor common stock.

In 2002, Tropical Shipping purchased certain assets of Tecmarine Lines Inc. and TMX Logistics Inc. for cash, expanding its network of Caribbean and South American destinations.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. As of the filing date of this report, the credit ratings as assigned by Standard and Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) are as follows:

                                               S&P      Moody's     Fitch
                                            ---------  ---------  ---------
   Nicor Inc.
     Commercial Paper                          A-1+       P-1        F-1
     Unsecured Credit Facilities               AA-        n/a        n/a
     Senior Unsecured Debt                     AA         n/a        A

   Nicor Gas
     Commercial Paper                          A-1+       P-1        F-1+
     First Mortgage Bonds                      AA         Aa3        AA-
     Unsecured Credit Facilities               AA-        n/a        n/a
     Senior Unsecured Debt                     AA         A1         AA-

In June 2004, Fitch changed Nicor Inc.'s senior unsecured debt rating from A+ to A, Nicor Gas' First Mortgage Bonds from AA to AA-, and affirmed Nicor Inc.'s and Nicor Gas' commercial paper at F-1 and F-1+, respectively. Fitch also upgraded the ratings outlook for the company to Stable from Negative. In December 2004, S&P changed its outlook from Stable to Negative on both Nicor Inc. and Nicor Gas.

Nicor's debt-related financial statistics at December 31 include:

                                                   2004      2003      2002
                                                 --------  --------  --------
   Long-term debt, net of current maturities
     as a percent of capitalization                39.9%     39.7%     35.1%
   Times interest earned, before income taxes       3.5       5.5       5.7

Nicor Inc.                                                              Page 20
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2004, Nicor Gas had the capacity to issue approximately $365 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for immediate issuance under a July 2001 shelf registration filing. Nicor is in compliance with its debt covenants and believes it will continue to remain so. Nicor's long-term debt agreements do not include ratings triggers or material adverse change provisions.

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90% and $50 million due in 2033 at 5.90%. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75% and $50 million due in 2027 at 7.375%.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

Short-term debt. The company relies on short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. In 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas.

Common stock. In 2001, Nicor announced a $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. The company purchased and retired 400,000 common shares in 2002, at a cost of $18 million, under the stock repurchase program. There were no purchases under the existing program in 2003 and 2004, and at December 31, 2004, approximately $22 million remained authorized for the repurchase of common stock.

Nicor maintained its quarterly common stock dividend rate during 2004 of $.465 per common share. The company paid dividends on its common stock of $82.0 million, $81.7 million, and $80.4 million in 2004, 2003, and 2002, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Off-balance sheet arrangements. Nicor has certain guarantees, as further described in the Notes to the Consolidated Financial Statements - Note 18 Guarantees and Indemnities. The company believes that it is not probable that these guarantees will have a material effect on its financial condition.

Nicor Inc.                                                              Page 21
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Contractual obligations. As of December 31, 2004, Nicor had contractual obligations with payments due as follows (in millions):

                                    Payments due by period
                        -------------------------------------------------
                         Less                           More
                        than 1       1-3       3-5     than 5
                         year       years     years     years     Total
                        --------  --------  --------  --------  ---------

  Purchase obligations  $ 732.0   $ 424.8   $ 140.6   $  24.9   $1,322.3
  Long-term debt              -      50.0     125.0     325.0      500.0
  Fixed interest on
    long-term debt         30.5      58.2      47.0     266.4      402.1
  Operating leases         25.4      25.1      22.7      15.8       89.0
  Other long-term
    obligations             2.8       4.5       2.1       1.1       10.5
                        --------  --------  --------  --------  ---------
                        $ 790.7   $ 562.6   $ 337.4   $ 633.2   $2,323.9
                        ========  ========  ========  ========  =========

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing business segments. Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2004 New York Mercantile Exchange futures prices.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $27.5 million, $23.7 million and $23.0 million in 2004, 2003, and 2002, respectively.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company's ability to meet its cash obligations.

CRITICAL ACCOUNTING ESTIMATES

Nicor prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly require Nicor's management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The use of estimates and the selection of accounting policies affect Nicor's reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements. These significant policies and estimates are described throughout the Notes to the Consolidated Financial Statements.

Although there are numerous areas in which Nicor's management makes significant accounting estimates, it believes its critical estimates are those that require management's most difficult and subjective or complex judgments. Nicor's management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve legal contingencies, derivative instruments, pension and other postretirement benefits, income taxes, credit risk and unbilled revenues because they are estimates which could materially impact Nicor's financial statements.

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Loss contingencies. Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the United States Securities and Exchange Commission (SEC) and U.S. Attorney inquiries described in the Notes to the Consolidated Financial Statements - Note 19 Contingencies.

Derivative instruments. The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management's assessment of the likelihood of future hedged transactions or new interpretations of accounting rules. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections, and changes in hedge effectiveness may impact the accounting treatment. These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits. The company's cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized over the remaining service lives of employees covered by the plans (approximately 11 to 14 years). Additional information is presented in the Notes to the Consolidated Financial Statements - Note 9 Postretirement Benefits.

The company's estimated postretirement benefit cost included in operating income was $9.1 million, $13.9 million and $1.4 million in 2004, 2003 and 2002, respectively. Nicor Gas expects to record postretirement benefit cost for 2005 of $8.1 million. Actuarial assumptions affecting 2005 include an expected rate of return on plan assets of 8.5 percent, consistent with the prior year, and a discount rate of 5.75 percent compared with 6 percent a year earlier.

Income taxes. A deferred income tax liability is not recorded on undistributed foreign earnings that are indefinitely reinvested offshore. Nicor has recorded a $47 million deferred income tax liability associated with foreign earnings it may repatriate, and it has not recorded deferred income taxes of $12 million on approximately $35 million of cumulative undistributed foreign earnings it believes to be indefinitely reinvested offshore. See Notes to the Consolidated Financial Statements - Note 8 Income Taxes, for a discussion of potential impacts from the American Jobs Creation Act of 2004. Changes in management's investment or repatriation plans or circumstances could result in a different deferred income tax liability.

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Credit risk. Nicor's subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor's estimates. Nicor's allowance for doubtful accounts at December 31, 2004, 2003 and 2002 was $21.9 million, $21.2 million and $16.9 million, respectively, as presented on Schedule II in Item 15.

Unbilled revenues. Nicor Gas estimates revenues for gas deliveries not yet billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather. These estimates are adjusted when actual billings occur, and changes in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2004, 2003 and 2002 were $204.4 million, $139.0 million and $142.4 million, respectively.

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor's businesses.

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and its customer base has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent.

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

Rate Proceeding. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). The company's filing provided for a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996.

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues, net of related administrative costs, and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days currently considered by the company as normal.

The ICC normally has 11 months to complete its review of the filing and to issue an order. The proposed rate increase has been suspended pending the completion of the ICC's review.

Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

It is estimated that a 100-degree day variation from normal weather affects Nicor's gas distribution earnings by about 2-1/2 cents per share. Since the first quarter of 2003, external weather protection has not been purchased by Nicor because it also bears the partially offsetting weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In 2004, the offsetting impact related to utility-bill management products was about one-third of the gas distribution weather effect.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. Nicor Gas' large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. Management also believes that deliveries for power generation, which have declined in recent years, will remain relatively flat.

Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

Competition. Nicor Gas is a regulated monopoly and has no competition for natural gas distribution, however, Nicor Gas does compete with alternative energy suppliers based on such factors as price, service and reliability. The company believes that it is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

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

Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increasing bad debt expense in the past few years due in part to high natural gas prices and an increasingly adverse credit experience consistent with general economic conditions. It is expected that high natural gas prices will continue in 2005. See also the Credit Risk section on page 28.

Other activities. Nicor Gas continues to pursue other activities, such as the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas' Chicago Hub addresses that demand. During 2004, 2003 and 2002, the Chicago Hub contributed to operating income $7.9 million, $7.3 million and $15.4 million, respectively. The lower income level in 2004 and 2003 compared with 2002 was attributable primarily to lower Chicago Hub inventory levels and less flexibility. See also the previous rate proceeding section for proposed changes in the rate treatment of Chicago Hub activities.

Outlook. Due principally to higher operating and maintenance and depreciation costs, gas distribution results for 2005 are expected to be lower than in 2004. Also, the ICC's PBR plan review, the related purchased gas adjustment review, the proposed rate increase (which would be effective in late 2005) and other litigation could significantly affect 2005 results, but the outcomes are not estimable.

Shipping. Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and the Caribbean region. Tropical Shipping has a reputation for providing quality, on-time delivery service - a reputation that has helped the company establish a leading position in most of the markets it serves.

Tropical Shipping's financial results can be affected significantly by general economic conditions in the United States, the Bahamas, the Caribbean region and Canada. The marketplaces in the Bahamas and the Caribbean are very competitive, with global carriers having established a presence in several markets that Tropical Shipping serves. Unfavorable economic conditions in the Caribbean, the Bahamas and the United States in 2003 and 2002 had a negative impact on tourism and on construction projects in many of those markets. Tropical Shipping's results also include amounts related to cargo insurance coverages sold to its customers and other third parties.

Tropical Shipping is subject to the International Ship and Port-facility Security ("ISPS") Code and is also subject to the United States Maritime Transportation Security Act ("MTSA"), both of which require extensive security assessments, plans and procedures. Tropical Shipping is also subject to the regulations of both the Federal Maritime Commission (FMC), and the Surface Transportation Board (STB), other Federal Agencies as well as local laws, where applicable. The rules and regulations of these agencies can have an impact on the results of operations of Tropical Shipping.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to the earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to federal taxation as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States in 2004 or 2005 at an effective federal income tax rate of 5.25 percent.

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings of its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $12 million on approximately $35 million of cumulative undistributed earnings of its foreign subsidiaries through December 31, 2004 that are considered to be indefinitely invested in foreign operations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. The amount of cumulative undistributed tax basis earnings of its foreign subsidiaries (approximately $170 million at December 31, 2004) that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors, including a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, the ongoing cash requirements of Tropical Shipping, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including the amount of distributions, if any, to its U.S. parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Accordingly, these financial statements do not reflect any impact of the Act.

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor expects to complete its evaluation of the Act by the end of the fourth quarter of 2005.

Outlook. Nicor anticipates 2005 results in the shipping segment to be higher than 2004 due to growth in volumes shipped and increased average rates.

Other energy ventures. Nicor owns several energy-related businesses, including two retail energy-related products and services companies, and a wholesale natural gas marketing company. Nicor is also involved in several joint ventures, including a natural gas pipeline, and is pursuing various other energy-related ventures. The company has almost fully liquidated its investment in a former retail energy marketing joint venture.

Nicor Services and Nicor Solutions provide energy-related products and services for retail markets, including residential and small commercial users. The annual results from both of these businesses are driven largely by the number of customer contracts.

Nicor Enerchange engages in wholesale marketing of natural gas supply services primarily in the Midwest. Nicor Enerchange also administers the Nicor Gas Chicago Hub and manages Nicor Solutions' product risks. Economic results from this business are driven largely by natural gas price volatility, which creates economic opportunity from which it can benefit.

Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period.

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Outlook. Nicor anticipates 2005 results in the other energy ventures to be fairly consistent with 2004.

Market risks. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. It is Nicor's practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

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

VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company's risk management committee has established exposure limits at such a level that material adverse economic results are not expected. The company's commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

In accordance with SEC disclosure requirements, Nicor performs sensitivity analyses to assess the potential loss in earnings based upon a hypothetical 10 percent adverse change in market prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks and therefore also relies on the experience and judgment of its management to revise strategies and adjust positions as deemed necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market prices exceed the 10 percent shift used for the analyses. Based on Nicor's unhedged positions at December 31, 2004, a 10 percent decrease in natural gas prices would have increased Nicor's earnings at December 31, 2004 by about $0.2 million, which is not materially different than in the prior year.

Nicor's regulated utility, Nicor Gas, is not directly exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense, and other operating and financing expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is mitigating these risks through the use of fixed-price purchase agreements, futures contracts, option contracts and swap agreements.

Nicor's other energy businesses are subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements and natural gas inventories. Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks. Management believes it has taken appropriate steps to mitigate the other risks associated with its utility-bill management arrangements, including the use of futures and swaps to partially hedge the price risk.

Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

At December 31, 2004, Nicor Enerchange, Nicor's wholesale natural gas marketing business, held derivative contracts with the following asset (liability) fair values, net (in millions):

                                                         Maturity
                                               ---------------------------
                                      Total    Less than   1 to 3   3 to 5
Source of Fair Value               Fair Value   1 Year     Years    Years
-----------------------------      ----------  ---------  -------  -------

Prices actively quoted              $    .4     $   .3     $  .1    $   -
Prices based on pricing models           .2         .1        .1        -
                                   ----------   --------  -------  -------
Total                               $    .6     $   .4     $  .2    $   -
                                   ==========   ========  =======  =======

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

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated short-term borrowings. If market rates were to hypothetically increase by 10 percent from Nicor's weighted average floating interest rate, interest expense would have increased causing Nicor's earnings to decrease by approximately $0.3 million in 2004. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization, and the Notes to the Consolidated Financial Statements - Note 7 Fair Value of Financial Instruments and Note 6 Short-Term and Long-Term Debt.

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

Nicor Inc.                                                              Page 29
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2004, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor Inc.                                                              Page 30
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

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

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2004.

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

Nicor Inc.                                                              Page 31
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

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

Shareholder Derivative Lawsuits. Certain Nicor executives and all members of its Board of Directors are defendants in a consolidated derivative lawsuit. The parties have reached a preliminary agreement to settle the action. No amounts have been reflected in the financial statements for this preliminary agreement. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Shareholder Derivative Lawsuits.

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

Fixed Bill Service. Nicor Energy Services Company is a defendant in a purported class action. Information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - Fixed Bill Service.

Horizon Pipeline Lien. Horizon Pipeline, LLC was a party to a lien action relating to the construction of the Horizon Pipeline. Information about the settlement of this action is presented within the Notes to the Consolidated Financial Statements - Note 19 Contigencies - Horizon Pipeline Lien.

FERC Stipulation. Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC). Further information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 19 Contingencies - FERC Stipulation.

Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Consolidated Financial Statements - Note 8 Income Taxes and
Note 19 Contingencies.

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Nicor's financial statements do not reflect any benefit related to such future payment because the amount of funds to be held in escrow ultimately attributable to Nicor, if any, is not presently determinable. Nicor also continues to seek coverage from its excess insurance carrier for additional coverage in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

Upon final court approval of the derivative settlement set forth above, the escrow would be terminated and Nicor would receive approximately $25.5 million, which is the original escrow amount of $29 million reduced by the $3.5 million payment of derivative plaintiff's attorney fees and expenses. In connection with the derivative settlement referenced above, Nicor has also entered into a settlement agreement with its excess insurance carrier, pursuant to which the excess insurance carrier has agreed to pay Nicor $4 million upon final court approval of the settlement of the shareholder derivative action. Amounts related to the agreement to settle the shareholder derivative action, the amounts held in escrow and the settlement with the excess insurance carrier will be reflected in the company's financial statements if, and when the derivative settlement becomes final.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; tourism and construction in the Bahamas and the Caribbean region; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Inc.                                                              Page 33
-------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

For disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks, which is incorporated herein by reference.

Nicor Inc.                                                              Page 34
-------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------
                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm......................35

Financial Statements:

   Consolidated Statements of Operations.....................................37

   Consolidated Statements of Cash Flows.....................................38

   Consolidated Balance Sheets...............................................39

   Consolidated Statements of Capitalization.................................40

   Consolidated Statements of Common Equity..................................41

   Consolidated Statements of Comprehensive Income...........................41

   Notes to the Consolidated Financial Statements............................42

Nicor Inc.                                                              Page 35
-------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therin. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of accounting for energy trading activities and gas inventories.



DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2005

Nicor Inc.                                                              Page 37
-------------------------------------------------------------------------------

Consolidated Statements of Operations
(millions, except per share data)

                                                     Year ended December 31
                                                -------------------------------
                                                   2004       2003       2002
                                                ---------  ---------  ---------

Operating revenues
  Gas distribution (includes revenue taxes of
    $143.5, $134.0,and $95.3,respectively)      $2,362.1   $2,351.6   $1,590.7
  Shipping                                         310.7      272.2      266.0
  Other energy ventures                            155.3       96.5       56.9
  Corporate and eliminations                       (88.4)     (57.6)     (16.2)
                                                ---------  ---------  ---------
                                                 2,739.7    2,662.7    1,897.4
Operating expenses
  Gas distribution
    Cost of gas                                  1,695.0    1,692.7      970.1
    Operating and maintenance                      234.9      220.1      199.6
    Depreciation                                   148.8      143.5      137.6
    Taxes, other than income taxes                 158.5      147.3      109.5
    Mercury-related costs (recoveries), net            -      (17.8)     (29.0)
    Property sale gains                             (5.9)       (.4)      (4.1)
  Shipping                                         279.1      249.5      244.8
  Other energy ventures                            136.0       88.6       50.5
  Litigation charge                                 38.5          -          -
  Other corporate and eliminations                 (82.9)     (50.2)      (8.1)
                                                ---------  ---------  ---------
                                                 2,602.0    2,473.3    1,670.9
                                                ---------  ---------  ---------
Operating income                                   137.7      189.4      226.5
Equity investment income (loss), net                 6.3       15.3       (5.8)
Other income (expense), net                          2.5        2.0        3.4
Interest expense, net of amounts capitalized        41.2       37.3       38.5
                                                ---------  ---------  ---------
Income before income taxes and cumulative
  effect of accounting change                      105.3      169.4      185.6
Income tax expense                                  30.2       59.6       57.6
                                                ---------  ---------  ---------
Income before cumulative effect of
  accounting change                                 75.1      109.8      128.0
Cumulative effect of accounting change, net
  of $3.0 income tax benefit                           -       (4.5)         -
                                                ---------  ---------  ---------
Net income                                          75.1      105.3      128.0

Dividends on preferred stock                           -         .1         .2
                                                ---------  ---------  ---------

Earnings applicable to common stock             $   75.1   $  105.2   $  127.8
                                                =========  =========  =========

Average shares of common stock outstanding
   Basic                                            44.1       44.0       44.1
   Diluted                                          44.3       44.2       44.3

Earnings per average share of common stock
   Basic
     Before cumulative effect of
      accounting change                         $   1.71   $   2.49   $   2.90
     Cumulative effect of accounting change,
      net of tax                                       -       (.10)         -
                                                ---------  ---------  ---------
                                                $   1.71   $   2.39   $   2.90
                                                =========  =========  =========
   Diluted
     Before cumulative effect of
      accounting change                         $   1.70   $   2.48   $   2.88
     Cumulative effect of accounting change,
      net of tax                                       -       (.10)         -
                                                ---------  ---------  ---------
                                                $   1.70   $   2.38   $   2.88
                                                =========  =========  =========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 38
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(millions)

                                                       Year ended December 31
                                                    ---------------------------
                                                      2004      2003      2002
                                                    --------  --------  -------
Operating activities
  Net income                                        $   75.1  $  105.3  $ 128.0
  Adjustments to reconcile net income to net cash
    flow provided from operating activities:
      Depreciation                                     166.6     161.7    155.0
      Deferred income tax expense                       27.3     132.6     68.1
      Cumulative effect of accounting change               -       4.5        -
      Gain on sale of fixed assets                      (5.8)     (1.9)    (5.4)
      Other noncash items                                2.4     (12.3)     7.6
      Changes in assets and liabilities:
        Receivables, less allowances                  (121.5)     (4.1)  (111.4)
        Gas in storage                                  13.3    (195.6)    (8.9)
        Deferred/accrued gas costs                      21.3     (20.3)   (40.9)
        Prepaid pension costs                           (4.4)        -    (12.8)
        Other assets                                     (.9)     13.7    (82.0)
        Accounts payable                               124.1    (166.0)    97.9
        Other liabilities                               20.2     (30.2)    73.1
                                                    --------  --------  -------
   Net cash flow provided from (used for)
     operating activities                              317.7     (12.6)   268.3
                                                    --------  --------  -------
Investing activities
  Capital expenditures                                (190.4)   (181.3)  (192.5)
  Purchase of equity investments                        (2.6)    (12.7)   (12.7)
  Purchases of available-for-sale securities           (21.8)        -        -
  Purchases of held-to-maturity securites               (2.9)     (2.5)    (1.5)
  Proceeds from sales or maturities of available-
    for-sale securities                                  6.9         -        -
  Proceeds from sales or maturities of held-to-
    maturity securities                                  2.8       1.9      1.2
  Net (increase) decrease in other short-term
    investments                                         (4.7)     (6.6)     8.8
  Loans to joint ventures                                  -         -    (64.4)
  Repayments from joint ventures                           -       8.3     87.4
  Investments in joint ventures                            -         -    (16.5)
  Business acquisitions                                    -       (.4)   (10.2)
  Net proceeds from sale of fixed assets                 8.0       3.5      8.8
  Other investing activities                               -       3.8      2.4
                                                    --------  --------  -------
   Net cash flow used for investing activities        (204.7)   (186.0)  (189.2)
                                                    --------  --------  -------

Financing activities
  Net proceeds from issuing long-term debt                 -     147.8     49.9
  Disbursements to retire long-term debt                   -    (152.5)       -
  Short-term borrowings (repayments), net              (85.0)    260.0     38.0
  Dividends paid                                       (82.0)    (81.8)   (80.7)
  Borrowing against cash surrender value of
    life insurance policies                             26.1         -        -
  Repayment of loan against cash surrender
    value of life insurance policies                   (11.7)        -        -
  Disbursements to reacquire stock                         -      (2.3)   (26.5)
  Other financing activities                             2.2       2.5      1.4
                                                    --------  --------  -------
  Net cash flow provided from (used for)
     financing activities                             (150.4)    173.7    (17.9)
                                                    --------  --------  -------

Net (decrease) increase in cash and cash equivalents   (37.4)    (24.9)    61.2

Cash and cash equivalents, beginning of year            50.3      75.2     14.0
                                                    --------  --------  -------
Cash and cash equivalents, end of year              $   12.9  $   50.3  $  75.2
                                                    ========  ========  =======
Supplemental information
   Income taxes paid (refunded), net                $   10.4  $  (73.3) $   2.4
   Interest paid, net of amounts capitalized            37.9      41.1     34.6

Suppplemental schedule of noncash investing and financing activities:

In 2004, one of Nicor's Directors and Officers insurance carriers paid $29 million into an escrow account as described in Note 4. Assets and liabilities, including investment returns, were recorded as follows:

  Restricted short-term investments                 $   29.1
  Obligation related to restricted investments          29.1


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 39
-------------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                             December 31
                                                      -------------------------
                                                          2004          2003
                                                      -----------  ------------
            Assets
            ------
Current assets
   Cash and cash equivalents                           $    12.9    $    50.3
   Restricted short-term investments                        29.1            -
   Short-term investments, at cost which
     approximates market                                    41.2         32.9
   Receivables, less allowances of $21.9 and
     $21.2, respectively                                   583.2        461.7
   Gas in storage                                          220.7        236.0
   Deferred income taxes                                    72.3         66.8
   Other                                                    61.5         68.2
                                                       ----------   ----------
                                                         1,020.9        915.9
                                                       ----------   ----------
Property, plant and equipment, at cost
   Gas distribution                                      3,831.6      3,694.8
   Shipping                                                300.8        296.6
   Other                                                    11.2          8.1
                                                       ----------   ----------
                                                         4,143.6      3,999.5
   Less accumulated depreciation                         1,593.8      1,515.3
                                                       ----------   ----------
                                                         2,549.8      2,484.2
                                                       ----------   ----------
Prepaid pension costs                                      181.5        177.1
Long-term investments                                      137.6        136.7
Other assets                                                85.4         83.3
                                                       ----------   ----------
                                                       $ 3,975.2    $ 3,797.2
                                                       ==========   ==========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Long-term obligations due within one year           $      .2    $       -
   Short-term borrowings                                   490.0        575.0
   Accounts payable                                        502.9        378.8
   Accrued gas costs                                        68.3         47.0
   Dividends payable                                        20.5         20.5
   Obligations related to restricted investments            29.1            -
   Other                                                    60.4         47.4
                                                       ----------   ----------
                                                         1,171.4      1,068.7
                                                       ----------   ----------
Deferred credits and other liabilities
   Accrued future removal costs                            706.4        670.0
   Deferred income taxes                                   593.4        561.4
   Regulatory income tax liability                          44.8         48.4
   Unamortized investment tax credits                       33.8         35.6
   Other                                                   179.4        161.6
                                                       ----------   ----------
                                                         1,557.8      1,477.0
                                                       ----------   ----------
Capitalization
  Long-term obligations
    Long-term bonds and notes                              495.3        495.1
    Mandatorily redeemable preferred stock                   1.6          1.8
                                                       ----------   ----------
                                                           496.9        496.9
  Common equity                                            749.1        754.6
                                                       ----------   ----------
                                                         1,246.0      1,251.5
                                                       ----------   ----------
                                                       $ 3,975.2    $ 3,797.2
                                                       ==========   ==========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 40
-------------------------------------------------------------------------------

Consolidated Statements of Capitalization
(millions, except share data)


                                                   December 31
                                      --------------------------------------
                                            2004                2003
                                      -----------------  -------------------

First Mortgage Bonds
   5.55% Series due 2006                $   50.0             $   50.0
   5.875% Series due 2008                   75.0                 75.0
   5.37% Series due 2009                    50.0                 50.0
   6.625% Series due 2011                   75.0                 75.0
   7.20% Series due 2016                    50.0                 50.0
   5.80% Series due 2023                    50.0                 50.0
   6.58% Series due 2028                    50.0                 50.0
   5.90% Series due 2032                    50.0                 50.0
   5.90% Series due 2033                    50.0                 50.0
                                        --------             --------
                                           500.0                500.0
   Less:  Unamortized debt discount,
           net of premium                    4.7                  4.9
                                        --------             --------
                                           495.3    39.8%        495.1   39.6%
                                        --------             --------

Mandatorily redeemable preferred and
 preferance stock
   Cumulative, $50 par value, 1,600,000
     preferred shares authorized; and
     cumulative, without par value,
     20,000,000 preference shares
     authorized (35,444 and 35,944 shares
     of redeemable preferred stock,
     4.48% and 5.00% series,
     outstanding, respectively)              1.8                  1.8
   Less:  Amount due within one year          .2                    -
                                        --------             --------
                                             1.6      .1          1.8       .1
                                        --------             --------

Common equity
   Common stock, $2.50 par value,
     160,000,000 shares authorized,
     (2,568,646 and 2,628,961 shares
     reserved for conversion and other
     purposes, and 44,102,118 and
     44,040,390 share outstanding,
     respectively)                         110.2                110.1
   Paid-in capital                           5.6                  3.6
   Retained earnings                       640.3                647.1
   Unearned compensation                     (.2)                 (.2)
   Accumulated other comprehensive
    income (loss)
     Cash flow hedges                       (5.7)                (4.3)
     Minimum pension liability              (1.5)                (1.5)
     Foreign currency translation
       adjustment                             .4                  (.2)
                                        --------             --------
                                            (6.8)                (6.0)
                                        --------             --------
                                           749.1    60.1        754.6     60.3
                                        --------   ------    --------    ------
                                        $1,246.0   100.0%    $1,251.5    100.0%
                                        ========   ======    ========    ======


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 41
-------------------------------------------------------------------------------

Consolidated Statements of Common Equity
(millions, except per share data)

                                                   Year ended December 31
                                              -------------------------------
                                                2004       2003       2002
                                              ---------  ---------  ---------
Common stock
   Balance at beginning of year               $  110.1   $  110.0   $  111.0
   Issued and converted stock                       .1         .1         .5
   Reacquired and cancelled stock                    -          -       (1.5)
                                              ---------  ---------  ---------
   Balance at end of year                        110.2      110.1      110.0
                                              ---------  ---------  ---------

Paid-in capital
   Balance at beginning of year                    3.6        1.2          -
   Issued and converted stock                      2.4        2.3        6.8
   Reacquired and cancelled stock                  (.4)        .1       (5.6)
                                              ---------  ---------  ---------
   Balance at end of year                          5.6        3.6        1.2
                                              ---------  ---------  ---------

Retained earnings
   Balance at beginning of year                  647.1      623.8      593.5
   Net income                                     75.1      105.3      128.0
   Dividends on common stock ($1.86, $1.86
     and $1.84 per share, respectively)          (81.9)     (81.9)     (81.1)
   Dividends on preferred stock                      -        (.1)       (.2)
   Reacquired and cancelled stock                    -          -      (16.4)
                                              ---------  ---------  ---------
   Balance at end of year                        640.3      647.1      623.8
                                              ---------  ---------  ---------

Unearned compensation
   Balance at beginning of year                    (.2)       (.3)         -
   Issued restricted stock                           -          -        (.4)
   Restricted stock amortization                     -         .1         .1
                                              ---------  ---------  ---------
   Balance at end of year                          (.2)       (.2)       (.3)
                                              ---------  ---------  ---------

Accumulated other comprehensive income (loss)
   Balance at beginning of year                   (6.0)      (6.3)       (.3)
   Other comprehensive income (loss)               (.8)        .3       (6.0)
                                              ---------  ---------  ---------
   Balance at end of year                         (6.8)      (6.0)      (6.3)
                                              ---------  ---------  ---------
                                              $  749.1   $  754.6   $  728.4
                                              =========  =========  =========


Consolidated Statements of Comprehensive Income
(millions)

                                                  Year ended December 31
                                              -------------------------------
                                                2004       2003       2002
                                              ---------  ---------  ---------

Net income                                    $   75.1   $  105.3   $  128.0
Other comprehensive income (loss),
  before tax
   Gain (loss) on cash flow hedges                 1.6      (17.4)      (8.5)
   Loss on available-for-sale securities           (.1)         -          -
   Reclassifications of hedge (gains) losses
     to net income                                (3.9)      18.3        (.9)
   Increase to minimum pension liability             -        (.1)       (.6)
   Foreign currency translation adjustment          .6        (.2)         -
                                              ---------  ---------  ---------
                                                  (1.8)        .6      (10.0)
Related income tax benefit (expense)               1.0        (.3)       4.0
                                              ---------  ---------  ---------
Other comprehensive income (loss),
  net of tax                                       (.8)        .3       (6.0)
                                              ---------  ---------  ---------
Comprehensive income                          $   74.3   $  105.6   $  122.0
                                              =========  =========  =========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                              Page 42
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements
----------------------------------------------

1. ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. (Nicor) and all majority-owned subsidiaries. Nicor's key subsidiaries are described in Note 12 Business Segment and Geographic Information. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental and tax loss contingencies, unbilled revenues, postretirement benefit assets and liabilities, income tax assets and liabilities, the allowance for doubtful accounts receivable, the identification and valuation of derivative instruments, and potential asset impairments.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

Cash and cash equivalents. The company considers investments of domestic subsidiaries purchased with an initial maturity of three months or less to be cash equivalents.

Regulatory assets and liabilities. Nicor Gas, a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities at December 31 as follows (in millions):

                                                      2004        2003
                                                   ----------  ----------
     Regulatory assets
     Deferred environmental costs                   $  35.4     $  37.0
     Unamortized losses on  reacquired debt            19.9        20.9
     Deferred rate case costs                           2.9           -
                                                   ----------  ----------
                                                    $  58.2     $  57.9
                                                   ==========  ==========

     Regulatory liabilities
     Accrued future removal costs - current         $  11.6     $     -
     Accrued future removal costs - noncurrent        706.4       670.0
     Accrued gas costs                                 68.3        47.0
     Regulatory income tax liability                   44.8        48.4
     Other noncurrent regulatory liabilities             .7           -

                                                   ----------  ----------
                                                    $ 831.8     $ 765.4
                                                   ==========  ==========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the asset retirement obligation is classified in other current liabilities.

Investments. The company classifies money market funds held by its non-U.S. subsidiaries as short-term investments. The company's investments in marketable securities are classified at the date of acquisition into either held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. The company carries held-to-maturity securities at amortized cost, which approximates fair value. Securities classified

Nicor Inc.                                                              Page 43
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income. The specific identification method is used to determine realized gains or losses on the sale of marketable securities. These money market funds and marketable securities are included in either short-term or long-term investments based upon contractual maturity date.

Equity investments. The company invests in several partnerships and limited liability companies that are accounted for under the equity method. Related investment balances classified as long-term investments at December 31, 2004 and 2003 were $112.3 million and $108.9 million, respectively, and include $87.1 million and $83.2 million at December 31, 2004 and 2003, respectively, related to Triton Container Investments LLC (Triton), a cargo container leasing company.

Goodwill. Goodwill is the excess cost of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Tropical Shipping had goodwill of $15.6 million at December 31, 2004 and 2003, and Nicor Services had goodwill of $3.4 million and $2.9 million at December 31, 2004 and 2003, respectively. Goodwill is classified in noncurrent other assets and is tested for impairment annually.

Asset retirement obligations. The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation. However, the company has determined that due to the indefinite life of such assets a fair value liability is generally not measurable. On December 31, 2004 and 2003, Nicor Gas had recorded an asset retirement obligation of $0.9 million and $1.9 million, respectively, for the expected replacement of inside mercury regulators. Certain costs associated with the retirement of other items, including polychlorinated biphenyls, aboveground and underground storage tanks, oil seals and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist or its fair value cannot be measured.

Derivative instruments. At Nicor Gas, derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the procurement of natural gas for customers. These derivative instruments are reflected on the balance sheet at fair value. Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts or fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. For those instruments carried at fair value, cash flow hedge accounting is generally elected.

Through early 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts, are used by Nicor's wholesale natural gas marketing business, Nicor

Nicor Inc.                                                              Page 44
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Enerchange, to economically hedge price risk associated with energy trading activities involving inventories of natural gas and fixed-price purchase and sale agreements. Through 2002, this business had recorded substantially all of its portfolio of derivative instruments, other energy-related contracts and physical inventories at fair value. As noted in Note 2 Cumulative Effect of Change in Accounting, effective January 1, 2003, Nicor Enerchange records only its derivative instruments at fair value and generally can not elect hedge accounting. As a result, changes in derivative fair values may have a material impact on Nicor's financial statements.

Nicor Enerchange also enters into futures contracts, options and swap agreements to hedge price and weather risks related to Nicor Solutions' utility-bill management products. These instruments are carried at fair value and cash flow hedging is generally elected.

Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Changes in the fair value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon the issuance of the debt, the amount deferred in accumulated other comprehensive income is amortized to interest expense over the life of the debt instrument. At December 31, 2004, the cash flow hedges component of accumulated other comprehensive loss of $5.7 million, reported net of $3.7 million of related income tax benefits, represented mostly losses on financial derivatives designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003. These losses are being amortized to interest expense on a straight-line basis over the life of the bonds.

Fair values are determined from quoted market prices and other external sources, where available, or are estimated using internal models. Estimates from internal models were not material to Nicor's financial statements. Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item.

To the extent cash flow hedge accounting is applied, the effective portion of any unrealized changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income or loss
(AOCI). Ineffectiveness, if any, is immediately recognized in operating income. Such ineffectiveness was immaterial for the three years ended December 31, 2004. The amount in AOCI is reclassified to earnings when the forecasted costs are incurred, even if the derivative instrument is sold, extinguished or terminated prior to incurring the cost. If the forecasted costs are no longer expected to be incurred, the amount in AOCI is immediately reclassified to earnings.

Derivative instruments are classified as current or noncurrent other assets or liabilities as appropriate. Cash flows, gains and losses from derivative instruments are recogized in the consolidated statements of cash flows and the consolidated statements of operations in the same categories as the underlying transactions.

Credit risk. Nicor's major subsidiaries have diversified customer bases and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk. In some instances, Nicor enters into netting agreements to mitigate counterparty credit risk. Credit losses are accrued as liabilities when probable and reasonably estimable.

Operating revenues and gas costs. Gas distribution revenues are recognized when natural gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary, and is subject to ICC review.

Nicor Inc.                                                              Page 45
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively. Nicor Gas accrues revenues and related gas costs for estimated deliveries to customers from the date of their last bill until the balance sheet date.

In the shipping segment, revenues and related delivery costs are recognized at the time vessels depart from port. While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company's policy does not have a material impact on financial results.

For Nicor Solutions, revenue is recognized on its 12-month utility-bill management contracts as the lesser of cumulative earned or cumulative billed amounts. Nicor Services recognizes revenue for warranty and repair contracts on a straight-line basis over the contract term. Revenue for maintenance services is recognized at the time such services are performed. Nicor Enerchange presents revenue for natural gas sales, cost of sales, and related hedging activities on a net basis as required for an energy trading business.

At December 31, 2004 and 2003, receivables include accrued unbilled revenues of $205 million and $140 million, respectively, related almost entirely to gas distribution operations.

Repair and maintenance expense. Nicor records expense for repair and maintenance costs as incurred, with one exception - Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs of its owned vessels. These costs are typically accrued over a period of about three years.

Legal defense costs. The company accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent, which includes estimated future removal costs. The estimated useful lives of shipping-segment vessels range from 20 to 25 years.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2004, 2003 and 2002 were $139.4 million, $130.9 million and $92.5 million, respectively.

Income taxes. Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. In the gas distribution segment, investment tax credits and regulatory income tax liabilities for excess deferred taxes are amortized to income over the lives of related properties.

In the shipping segment, the company has recorded a $47 million deferred income tax liability associated with foreign earnings it may repatriate. An income tax liability of $12 million has not been provided on approximately $35 million of cumulative undistributed foreign earnings through December 31, 2004, which are considered by management to be indefinitely invested in foreign operations. See
Note 8 Income Taxes for information on The American Jobs Creation Act of 2004.

Nicor Inc.                                                              Page 46
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective January 1, 2003, Nicor's wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage and transportation agreements. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits. Pro forma results for the year ended December 31, 2002 had the new method been applied could not be reasonably determined and are therefore not presented.

3. NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor on January 1, 2004 and had no impact on the company's financial position or results of operations.

Share-based Payments. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-based Payment (SFAS
123R). SFAS 123R requires entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation as determined at the date of grant over the related vesting period. SFAS 123R also requires certain share-based liabilities to be recorded at fair value, and most employee stock purchase plans that offer a discount of greater than five percent will be considered compensatory. The provisions of SFAS 123R are effective for Nicor beginning July 1, 2005. The company is currently evaluating SFAS 123R and has not yet determined the impact of adopting its provisions. However, the implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

At December 31, 2004, Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. If compensation expense for stock options had been recognized based upon the fair value method, the impact on the company's net income and earnings per share would have been as follows (in millions, except per share data):

                                                       2004     2003     2002
                                                     -------- -------- --------
   Net income
     As reported                                      $ 75.1   $105.3   $128.0
      Less: Total stock-based employee compensation
            expense determined under the fair value
            method for all awards, net of tax            1.2       .7       .6
                                                     -------- -------- --------
      Pro forma                                       $ 73.9   $104.6   $127.4
                                                     ======== ======== ========

Nicor Inc.                                                              Page 47
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

                                                       2004     2003     2002
                                                     -------- -------- --------
   Earnings per share
      Basic - As reported                             $ 1.71   $ 2.39   $ 2.90
      Basic - Pro forma                                 1.68     2.38     2.88
      Diluted - As reported                             1.70     2.38     2.88
      Diluted - Pro forma                               1.67     2.37     2.87

The American Jobs Creation Act of 2004. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides additional time and guidance for companies to determine the Act's effects on their plans for reinvestment or repatriation. Accordingly, these financial statements do not reflect any impact of the Act. See Note 8 Income Taxes for more information.

4. INVESTMENTS

The following is a summary of the carrying values, which approximate fair value, of marketable securities at December 31, 2004 (in millions):

                                                   2004        2003
                                                ----------  ----------
      Available for sale
      U.S. government agency securities          $    7.7    $     -
      U.S. Treasury securities                        1.7          -
      Corporate bonds                                 4.8          -
      Other                                            .9         .2
                                                ----------  ----------
                                                     15.1         .2
                                                ----------  ----------
      Held-to-maturity
      Corporate bonds                                 7.3        7.2
      Certificates of deposit                          .3         .3
                                                ----------  ----------
                                                      7.6        7.5
                                                ----------  ----------
                                                 $   22.7    $   7.7
                                                ==========  ==========

Short-term investments are comprised of $35.6 million and $30.9 million of money market funds held by the company's non-U.S. subsidiaries at December 31, 2004 and 2003, respectively, and the short-term portion of available-for-sale and held-to-maturity securities. The remaining marketable securities are included in long-term investments.

During 2004, $1.3 million of securities were sold that had originally been classified as held-to-maturity after the issuer's creditworthiness declined thus becoming non-compliant with the company's investment policy. There was no gain or loss realized on the sale of these securities. Proceeds from the sale of available-for-sale securities were $6.9 million in 2004 and zero in 2003 and 2002. There were no realized gains or losses from the sale of available-for-sale securities in 2004, 2003 or 2002.

Nicor Inc.                                                              Page 48
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The contractual maturities of available-for-sale and held-to-maturity marketable securities at December 31, 2004 were as follows (in millions):

                                                Years to maturity
                                   --------------------------------------------
                                    Less                       More
                                    than 1    1-5      5-10   than 10
                                    year     years    years    years     Total
                                   -------  -------  -------  --------  -------

   Available-for-sale              $  4.0   $  9.5   $  1.4   $   .2    $ 15.1
   Held-to-maturity                   1.6      6.0        -         -      7.6
                                   -------  -------  -------  --------  -------
                                   $  5.6   $ 15.5   $  1.4   $   .2    $ 22.7
                                   =======  =======  =======  ========  =======

At December 31, 2004, Nicor had $29.1 million of restricted short-term investments and a corresponding $29.1 million current liability related to an escrow fund that was established through an initial $29.0 million deposit by one of Nicor's Directors and Officers insurance carriers. The fund is to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them, with any remaining balance paid to Nicor. (See also Note 19 Contingencies).

5. GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

                                        2004        2003
                                     ----------  ---------

      Nicor Gas                       $  189.0   $  209.1
      Nicor Enerchange                    31.7       26.9
                                     ----------  ---------
                                      $  220.7   $  236.0
                                     ==========  =========

Gas distribution segment inventory is carried at cost on a last-in, first-out
(LIFO) basis. Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2004 and 2003, the estimated replacement cost of Nicor Gas' inventory at December 31, 2004 and 2003 exceeded the LIFO cost by $434.2 million and $314.0 million, respectively.

During 2004 and 2002, Nicor Gas liquidated LIFO layers at an average cost per Mcf of $5.81 and $1.32, respectively. For gas purchased in 2004 and 2002, the company's average cost per Mcf was $0.24 and $2.01 higher, respectively, than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 and 2002 by $0.7 million and $20.2 million, respectively. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income. There was no liquidation of any LIFO layers during 2003.

6. SHORT-TERM AND LONG-TERM DEBT

In 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. Commitment

Nicor Inc.                                                              Page 49
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

fees paid in advance totaling $2.2 million are being amortized over the respective terms of the agreements as interest expense. The company is in compliance with all covenants at December 31, 2004.

The company had $490 million and $575 million of commercial paper outstanding with a weighted average interest rate of 2.3% and 1.1% at December 31, 2004 and 2003, respectively.

Bank cash balances averaged about $6 million during 2004, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

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

The company incurred total interest expense of $41.6 million, $37.6 million and $39.0 million in 2004, 2003 and 2002, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2004, 2003 and 2002 was $0.4 million, $0.3 million and $0.5 million, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at December 31, 2004 and 2003 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $530 million at December 31, 2004 and 2003.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $5.8 million and $(2.3) million, respectively, at December 31, 2004, and $6.5 million and $(2.0) million, respectively, at December 31, 2003. Most of these financial instruments relate to Nicor Gas hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

Nicor Inc.                                                              Page 50
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

8. INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

                                                   2004       2003       2002
                                                ---------  ---------  ---------
  Current
    Federal                                       $  9.3    $ (55.0)   $  (6.2)
    State                                           (5.0)     (16.4)      (3.1)
                                                ---------  ---------  ---------
                                                     4.3      (71.4)      (9.3)
                                                ---------  ---------  ---------
  Deferred
    Federal                                         17.0       99.8       61.8
    State                                           10.3       32.8        6.3
                                                ---------  ---------  ---------
                                                    27.3      132.6       68.1
                                                ---------  ---------  ---------

  Amortization of investment tax credits, net       (1.8)      (2.0)      (1.4)
  Foreign taxes                                       .4         .4         .2
                                                ---------  ---------  ---------
  Income tax expense, net                        $  30.2    $  59.6    $  57.6
                                                =========  =========  =========

The temporary differences which gave rise to the net deferred tax liability at December 31, 2004 and 2003, were as follows (in millions):

                                                         2004      2003
                                                       --------  --------
  Deferred tax liabilities
    Property, plant and equipment                      $ 432.2   $ 403.6
    Investment in partnerships                           138.0     121.2
    Investment in foreign subsidiaries                    47.1      46.9
    Employee benefits                                     15.3      22.1
    Other                                                 22.1      13.6
                                                       --------  --------
                                                         654.7     607.4
                                                       --------  --------
  Deferred tax assets
    Alternative minimum tax                               41.8      35.7
    Unamortized investment tax credits                    22.3      22.8
    Other                                                 69.5      54.3
                                                       --------  --------
                                                         133.6     112.8
                                                       --------  --------
  Net deferred tax liability                           $ 521.1   $ 494.6
                                                       ========  ========

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

                                               2004      2003      2002
                                             --------  --------  --------

Federal statutory rate                          35.0%     35.0%     35.0%
State income taxes, net                          3.7       3.9        .6
Tax credits                                     (5.3)     (2.7)     (2.4)
Amortization of regulatory tax liability        (1.8)     (1.2)     (1.0)
Undistributed foreign earnings                  (3.0)     (1.5)     (1.3)
Other, net                                        .1       1.7        .1
                                             --------  --------  --------
Effective combined federal and state
  income tax rate                               28.7%     35.2%     31.0%
                                             ========  ========  ========

Nicor Inc.                                                              Page 51
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The decline in the effective income tax rate to 28.7 percent in 2004 from 35.2 percent in 2003 was primarily a result of lower pretax income (which typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

The company's effective income tax rate rose to 35.2 percent in 2003 as compared to 31.0 percent in 2002 due principally to the effects of an increase in tax expense in 2003 relating to adjustments of deferred income tax accounts.

The company had available at December 31, 2004, federal alternative minimum tax
(AMT) credit carryforwards of approximately $48 million, which may be used indefinitely to reduce federal income taxes. The company had available at December 31, 2004, Illinois net operating loss (NOL) carryforwards of approximately $130 million, which expire in 2022, and credit carryforwards for tax purposes of approximately $11 million, which expire during the years 2005 through 2024. The company believes it is more likely than not that all of its AMT, NOL and credit carryforwards will be realized.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At December 31, 2004 and December 31, 2003, the company had accrued approximately $6.3 million and $2.7 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to the earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to federal taxation as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States in 2004 or 2005 at an effective federal income tax rate of 5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings of its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $12 million on approximately $35 million of cumulative undistributed earnings of its foreign subsidiaries through December 31, 2004 that are considered to be indefinitely invested in foreign operations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. The amount of cumulative undistributed tax basis earnings of its foreign subsidiaries (approximately $170 million at December 31, 2004) that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors, including a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, the ongoing cash requirements of Tropical Shipping, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including the amount of distributions, if any, to its U.S. parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Accordingly, these financial statements do not reflect any impact of the Act.

Nicor Inc.                                                              Page 52
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor expects to complete its evaluation of the Act by the end of the fourth quarter of 2005.

9. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company's past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company's share of cost for employees hired after 1982. The company's postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

The following table sets forth the changes in the plans' benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31
(in millions):

                                                               Health care and
                                          Pension benefits     other benefits
                                         ------------------  ------------------
                                           2004      2003      2004      2003
                                         --------  --------  --------  --------

Change in benefit obligation
Benefit obligation at beginning
  of period                              $ 273.1   $ 252.0   $ 173.6   $ 169.3
Service cost                                 9.0       7.4       2.4       2.0
Interest cost                               15.7      16.3      10.1      11.1
Actuarial loss                              10.6      21.3       8.2      27.7
Participant contributions                      -         -        .9        .7
Plan amendments                                -         -      (1.9)    (26.7)
Benefits paid                              (25.8)    (23.9)     (8.6)    (10.5)
                                         --------  --------  --------  --------
Benefit obligation at end of period        282.6     273.1     184.7     173.6
                                         --------  --------  --------  --------

Change in plan assets
Fair value of plan assets at beginning
  of period                                383.6     337.9      11.7      13.1
Actual return on plan assets                44.2      69.6       1.2       2.2
Employer contributions                         -         -       5.4       6.2
Participant contributions                      -         -        .9        .7
Benefits paid                              (25.8)    (23.9)     (8.6)    (10.5)
                                         --------  --------  --------  --------
Fair value of plan assets at end
  of period                                402.0     383.6      10.6      11.7
                                         --------  --------  --------  --------

Funded status                              119.4     110.5    (174.1)   (161.9)
Unrecognized net actuarial loss             58.4      62.3      88.6      84.4
Unrecognized prior service costs             3.7       4.3       (.8)        -
Unrecognized transition obligation             -         -         -       1.2
Other                                          -         -      (2.7)     (1.5)
                                         --------  --------  --------  --------
Recognized prepaid (accrued) benefit
  cost                                   $ 181.5   $ 177.1   $ (89.0)  $ (77.8)
                                         ========  ========  ========  ========

Nicor Inc.                                                              Page 53
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $238.8 million and $233.1 million at October 1, 2004 and 2003, respectively. The accrued benefit cost for health care and life insurance benefits is classified as an noncurrent other liability.

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. In 2004, further cost-sharing amendments, effective January 1, 2006, were made to the plan for all employees.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                                            Health care and
                                    Pension benefits        other benefits
                                 ----------------------  ----------------------
                                  2004    2003    2002    2004    2003    2002
                                 ------  ------  ------  ------  ------  ------

Service cost                     $  9.0  $  7.4  $  7.2  $  2.4  $  2.0  $  1.5
Interest cost                      15.7    16.3    16.5    10.1    11.1     9.9
Expected return on plan assets    (31.7)  (28.7)  (36.0)   (1.0)   (1.2)   (1.8)
Recognized net actuarial (gain)
  loss                              2.0     4.3       -     4.6     2.9     1.0
Amortization of unrecognized
  transition (asset) obligation       -       -    (1.0)     .1     3.1     3.1
Amortization of prior service
   cost                              .6      .7      .5       -       -       -
                                 ------  ------  ------  ------  ------  ------
Net periodic benefit cost
  (credit)                       $ (4.4) $    -  $(12.8) $ 16.2  $ 17.9  $ 13.7
                                 ======  ======  ======  ======  ======  ======

Assumptions used to determine benefit obligations at October 1 included the following:

                                                              Health care and
                                         Pension benefits     other benefits
                                        ------------------  ------------------
                                          2004      2003       2004      2003
                                        --------  --------  --------  --------

  Discount rate                           5.75%     6.00%     5.75%     6.00%
  Rate of compensation increase           4.00      4.00      4.00      4.00

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

                                                              Health care and
                                    Pension benefits          other benefits
                                 ----------------------  ----------------------
                                  2004    2003    2002    2004    2003    2002
                                 ------  ------  ------  ------  ------  ------

  Discount rate                   6.00%   6.75%   7.25%   6.00%   6.75%    7.25%
  Expected return on assets       8.50    8.75    9.25    8.50    8.75     9.25
  Rate of compensation increase   4.00    4.00    4.00    4.00    4.00     4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of an independent firm via a probability-based model. The company has elected to apply this assumption

Nicor Inc.                                                              Page 54
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.

Other assumptions used to determine health care benefit obligations at October 1 were as follows:

                                                                2004     2003
                                                              -------- --------

  Health care cost trend rate                                   9.5%     9.5%
  Rate to which the cost trend rate is assumed to decline
   (the ultimate rate)                                          5.0%     5.0%
  Years to reach ultimate rate                                    4        4

Other assumptions used to determine health care benefit cost for the years ended December 31 were as follows:

                                                          2004    2003    2002
                                                         ------  ------  ------

  Health care cost trend rate - Pre-65                     9.5%   11.0%   10.0%
  Health care cost trend rate - Post-65                    9.5%   11.0%    7.5%
  Rate to which the cost trend rate is assumed to
    to decline (the ultimate rate)                         5.0%    5.0%    5.0%
  Years to reach ultimate rate                               4       4       4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                                 One-percent
                                                           ---------  ---------
                                                            Increase   Decrease
                                                           ---------  ---------

  Effect on total of service and interest cost components   $   1.3    $  (1.1)
  Effect on benefit obligation                                 18.7      (15.7)

In 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP SFAS 106-2). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP SFAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and required public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The company's 2004 net periodic postretirement health care costs do not reflect the effects of the Act because the company's actuaries estimated that the impact in 2004 would be minimal. Rather, the company has, as required, reflected its best estimate of the potential subsidy in the October 1, 2004 measurement of the benefit obligation. The potential subsidy reduced the October 1, 2004 benefit obligation by $19.4 million, creating an actuarial gain that will be amortized over the remaining service lives of plan participants.

The company's investment objective relating to pension plan assets is to have a high probability of meeting its obligations without additional cash contributions. The company's investment strategy is to maintain an asset mix near its target asset allocation and to rebalance the portfolio monthly if the actual

Nicor Inc.                                                              Page 55
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

allocation deviates from the target by two or more percentage points. The following table sets forth the target allocation and actual percentage of plan assets by asset category:

                                           Target     Percentage of plan assets
                                         allocation         at October 1
                                         ----------   -------------------------
    Asset Category                                       2004          2003
    -------------------                               -----------   -----------

    Equity securities                        69%          69%           70%
    Debt securities                          31           30            29
    Real estate and other                     -            1             1
                                         ----------   -----------   -----------
                                            100%         100%          100%
                                         ==========   ===========   ===========


The company does not expect to contribute to its pension plan in 2005 and expects to contribute about $11 million to its other postretirement benefit plan in 2005. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

                                                     Health care    Expected
           Twelve months                 Pension      and other     Medicare
          ended October 1                benefits     benefits       subsidy
          ---------------              -----------   -----------   -----------

             2005                       $    21.7     $    11.0     $      -
             2006                            35.6          11.5         (1.0)
             2007                            16.6          12.0         (1.1)
             2008                            16.7          12.2         (1.1)
             2009                            18.0          12.6         (1.2)
             2010-2014                      117.2          67.6         (6.5)

Higher projected pension benefit payments in 2006 reflect an expected increase in retirements due to the health care cost-sharing amendments.

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to about 75 employees of discontinued businesses. These plans are noncontributory with defined benefits. Plan expenses were $1.9 million, $1.4 million and $0.9 million in 2004, 2003 and 2002, respectively. The projected benefit obligation associated with these plans was $12.7 million and $11.9 million at December 31, 2004 and 2003, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $6.2 million, $6.0 million and $5.8 million in 2004, 2003 and 2002, respectively.

10. STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as a stock deferral plan and an employee stock purchase plan.

Nicor Inc.                                                              Page 56
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Long-term incentive compensation plan. The company may grant options for up to
3.5 million common shares and has granted options on 3.0 million shares through December 31, 2004. The stock option exercise price equals the stock's market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.

Following is a summary of stock option activity:

                                                                    Weighted
                                                    Number of        average
                                                     shares      exercise price
                                                  ------------   --------------
    Options outstanding at:
    December 31, 2001                                 864,300       $  34.15
      Granted                                         181,500          45.05
      Exercised                                      (144,800)         30.25
      Cancelled                                       (18,400)         40.43
                                                  ------------
    December 31, 2002                                 882,600          36.90
      Granted                                         349,600          27.17
      Exercised                                             -              -
      Cancelled                                       (74,900)         36.95
                                                  ------------
    December 31, 2003                               1,157,300          33.96
      Granted                                         333,600          36.35
      Exercised                                       (19,400)         31.37
      Cancelled                                      (182,900)         34.31
                                                  ------------
    December 31, 2004                               1,288,600          34.57
                                                  ============

    Options exercisable at:
    December 31, 2002                                 334,400       $  35.66
    December 31, 2003                                 513,000          34.47
    December 31, 2004                                 549,800          35.23

Exercise price ranges for stock options outstanding at December 31, 2004 are as follows:

                                                               Weighted average
                                           Weighted average        remaining
Range of exercise price  Number of shares    exercise price    contractual life
-----------------------  ----------------  ----------------    ----------------

$24.63 - $34.10              546,900           $ 29.03               7.2
 36.34 -  45.05              741,700             38.65               7.8

The weighted-average fair value of options granted in 2004, 2003 and 2002 was $6.98, $4.32 and $6.65, respectively. The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2004      2003      2002
                                             --------  --------  --------

   Expected volatility                         35.5%     34.7%     21.1%
   Dividend yield                               5.1%      6.9%      4.1%
   Risk-free interest rate                      2.4%      2.7%      4.7%
   Expected period outstanding (years)            4         4         4

Nicor Inc.                                                              Page 57
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The computation of Nicor's diluted earnings per share includes the potentially dilutive effect of issuing additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor's earnings per share computation excludes the potentially dilutive effect related to about 306,500 options, 508,800 options and 371,500 options in 2004, 2003 and 2002, respectively.

There were 9,000 shares of restricted stock and no alternate stock rights outstanding at December 31, 2004.

Stock deferral plan. Officers may elect to defer up to 50 percent of their annual bonus or long-term incentive award in exchange for Nicor common stock to be received at a future date. No additional compensation expense is recorded since the number of shares to be provided is determined based upon market value on the deferral date. As of December 31, 2004 and 2003, Nicor had commitments to distribute about 94,900 common shares and 88,500 common shares, respectively, to participants of the plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 1.1 million shares through December 31, 2004. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock's market price. The company sold about 28,700 shares, 30,900 shares and 28,100 shares to employees in 2004, 2003 and 2002, respectively. The weighted-average market value of shares sold in 2004, 2003 and 2002 was $34.65, $32.30 and $34.82, respectively.

11. COMMON AND PREFERRED STOCK

Voting. Each share of common and preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company's annual meeting of shareholders.

Shareholder rights plan. On November 23, 2004, Nicor announced the immediate termination of a shareholder rights plan.

Changes in common shares. Changes in common shares outstanding are below (in millions):

                                               2004      2003      2002
                                             --------  --------  --------

   Beginning of year                           44.0      44.0      44.4
   Issued                                        .1         -        .2
   Reacquired and cancelled                       -         -       (.6)
                                             --------  --------  --------
   End of year                                 44.1      44.0      44.0
                                             ========  ========  ========

Through a common stock repurchase program, Nicor purchased and retired 0.4 million shares in 2002. There were no purchases under the program in 2004 and 2003.

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

Nicor Inc.                                                              Page 58
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates primarily in two separately managed reportable business segments: gas distribution and shipping. The gas distribution segment, Nicor's principal business, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region via Tropical Shipping. The shipping segment also includes amounts related to cargo insurance coverages sold to its customers and other third parties.

Gas distribution revenues are comprised of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

                                               2004        2003        2002
                                            ----------  ----------  ----------

     Bundled sales                          $ 2,024.7   $ 2,014.8   $ 1,299.3
     Transportation                             147.4       148.0       145.3
     Revenue taxes                              143.5       134.0        95.3
     Other                                       46.5        54.8        50.8
                                            ----------  ----------  ----------
                                            $ 2,362.1   $ 2,351.6   $ 1,590.7
                                            ==========  ==========  ==========

Tropical Shipping's vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.

Nicor's other business segments operate primarily in northern Illinois and include businesses that market energy-related products and services at retail to residential and small business consumers through Nicor Services and Nicor Solutions, and natural gas at the wholesale level through Nicor Enerchange. They also include a 50-percent-owned natural gas pipeline joint venture with Natural Gas Pipeline Company of America (Horizon Pipeline), and a 50-percent-owned retail energy marketing joint venture (Nicor Energy) whose operations were terminated in 2003. Financial information about these other business segments is combined under the heading "Other energy ventures" on the chart that follows.

Nicor management evaluates segment performance based on operating income. Intercompany billing for goods and services exchanged between segments is based generally upon direct and indirect costs incurred, but in some instances is based upon the prevailing tariffed or market-based price of the provider.

The majority of intersegment revenues represent gas distribution revenues related to customers entering into utility-bill management contracts with one of Nicor's retail affiliates. Under the utility-bill management contracts, the affiliate bills a fixed amount to a customer and in exchange pays the customer's utility bills from Nicor Gas, regardless of changes in natural gas prices or weather. Intersegment revenues have been eliminated in the consolidated financial statements.

Corporate operating expenses include unallocated legal and business development costs, and corporate equity investment income includes results from investments in Triton and low income housing partnerships. The 2004 operating loss of $44.0 million in the "Corporate and eliminations" column also includes a $38.5 million litigation charge related to an agreement to settle securities class action lawsuits.

Financial data by business segment is as follows (in millions):

Nicor Inc.                                                              Page 59
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations  Consolidated
                                      ------------  ----------  ---------  -------------  ------------


Operating revenues
    2004
    External customers                $   2,282.2   $   310.7   $  146.8   $         -    $   2,739.7
    Intersegment                             79.9           -        8.5         (88.4)             -
                                      ------------  ----------  ---------  -------------  ------------
                                          2,362.1       310.7      155.3         (88.4)       2,739.7

    2003
    External customers                    2,300.7       272.2       89.8             -        2,662.7
    Intersegment                             50.9           -        6.7         (57.6)             -
                                      ------------  ----------  ---------  -------------  ------------
                                          2,351.6       272.2       96.5         (57.6)       2,662.7

    2002
    External customers                    1,576.8       266.0       54.6             -        1,897.4
    Intersegment                             13.9           -        2.3         (16.2)             -
                                      ------------  ----------  ---------  -------------  ------------
                                          1,590.7       266.0       56.9         (16.2)       1,897.4

Operating income (loss)
    2004                              $     130.8   $    31.6   $   19.3   $     (44.0)   $     137.7
    2003                                    166.2        22.7        7.9          (7.4)         189.4
    2002                                    207.0        21.2        6.4          (8.1)         226.5

Equity investment income (loss)
    2004                              $       (.1)  $       -   $    2.2   $       4.2    $       6.3
    2003                                      (.1)          -       11.5           3.9           15.3
    2002                                      (.1)          -       (7.2)          1.5           (5.8)

Other income (expense),net
    2004                              $       1.7   $      .7   $     .4   $       (.3)   $       2.5
    2003                                      2.2          .8         .6          (1.6)           2.0
    2002                                      3.4         1.2         .5          (1.7)           3.4

Interest expense, net of
  amounts capitalized
    2004                              $      37.2   $      .7   $     .5   $       2.8    $      41.2
    2003                                     36.8          .5         .4           (.4)          37.3
    2002                                     36.3          .5         .9            .8           38.5

Income taxes
    2004                              $      33.1   $     8.1   $    8.7   $     (19.7)   $      30.2
    2003                                     48.0         6.0        7.9          (2.3)          59.6
    2002                                     64.3         5.3        (.3)        (11.7)          57.6

Cumulative effect of accounting
  change, net of tax
    2004                              $         -   $       -   $      -   $         -    $         -
    2003                                        -           -       (4.5)            -           (4.5)
    2002                                        -           -          -             -              -

Property, plant and
  equipment, net
    2004                              $   2,416.4   $   125.9   $    7.6   $       (.1)   $   2,549.8
    2003                                  2,345.2       133.3        5.7             -        2,484.2
    2002                                  2,273.0       144.4        4.4             -        2,421.8

Capital expenditures
    2004                              $     175.1   $     9.0   $    3.2   $         -    $     187.3
    2003                                    172.9         5.9        2.5             -          181.3
    2002                                    169.5        19.6        3.4             -          192.5

Depreciation
    2004                              $     148.8   $    16.4   $    1.4   $         -    $     166.6
    2003                                    143.5        16.9        1.3             -          161.7
    2002                                    137.6        16.9         .5             -          155.0



Nicor Inc.                                                              Page 60
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

13. EQUITY INVESTMENT INCOME (LOSS)

Equity investment income (loss) included the following (in millions):

                                                     2004      2003     2002
                                                   --------  --------  --------

     Triton                                        $   6.5   $   5.5   $   4.1
     Nicor Energy                                        -       9.6      (9.2)
     Affordable housing investments                   (2.4)     (1.6)     (2.7)
     Horizon Pipeline                                  1.6       1.5       1.3
     All other                                          .6        .3        .7
                                                   --------  --------  --------
                                                   $   6.3   $  15.3   $  (5.8)
                                                   ========  ========  ========

In 2004, 2003 and 2002, Nicor received dividends from equity investees of $5.6 million, $2.3 million and $1.7 million, respectively.

Nicor's investment in Nicor Energy was written off during 2002. In 2003, Nicor Energy ceased operations and Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred in 2004, and any future gains or losses are expected to be immaterial.

14. OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

                                                     2004      2003      2002
                                                   --------  --------  --------

     Interest income                               $   2.3   $   1.9   $   2.5
     Other income                                      1.0       1.2       1.8
     Other expense                                     (.8)     (1.1)      (.9)
                                                   --------  --------  --------
                                                   $   2.5   $   2.0   $   3.4
                                                   ========  ========  ========


15. RELATED PARTY TRANSACTIONS

In May 2002 Horizon Pipeline repaid all construction loans outstanding from Nicor. Horizon Pipeline charged Nicor Gas $10.4 million, $10.4 million and $6.6 million in 2004, 2003 and 2002, respectively, for natural gas transportation under rates that have been accepted by FERC.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Technologies, a wholly owned subsidiary of Nicor, $4.0 million, $4.4 million and $4.6 million for engineering and corrosion services rendered for 2004, 2003 and 2002, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

Nicor Inc.                                                              Page 61
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

16. COMMITMENTS

As of December 31, 2004, Nicor had purchase commitments with payments due as follows (in millions):

                                                               Other
                              Purchase         Operating     long-term
                             obligations        leases      obligations
                             -----------       ---------    -----------

               2005           $    10.4         $  25.4      $     2.8
               2006                10.4            12.6            2.8
               2007                10.4            12.5            1.7
               2008                10.4            12.1            1.4
               2009                10.4            10.6             .7
               After 2009          24.4            15.8            1.1
                             -----------       ---------    ------------
                              $    76.4         $  89.0      $    10.5
                             ===========       =========    ============





Purchase obligations consist of natural gas transportation agreements. Operating leases are primarily for vessels, containers and equipment in the shipping segment, and for office space and equipment in the gas distribution segment. Rental expense under operating leases was $27.5 million, $23.7 million and $23.0 million in 2004, 2003 and 2002, respectively. Other long-term obligations consist primarily of equity fund commitments.

17. RATE PROCEEDING

On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). The company's filing provided for a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996.

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues, net of related administrative costs, and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days currently considered by the company as normal.

The ICC normally has 11 months to complete its review of the filing and to issue an order. The proposed rate increase has been suspended pending the completion of the ICC's review.

Nicor Inc.                                                              Page 62
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

18. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's consolidated balance sheet, while the obligations of its unconsolidated equity investments are not. As of December 31, 2004 Nicor had guaranteed the payment of approximately $1 million of lease obligations in support of one of its unconsolidated equity investee's operations and no liability has been recorded for this guarantee.

Tropic Equipment Leasing Inc. (TEL), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $5 million at December 31, 2004. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $2.9 million, $3.4 million and $2.6 million were incurred in 2004, 2003 and 2002, respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 19 Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote or that the amount would be immaterial. No liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. The company recorded expense of $2.2 million and $2.6 million for 2003 and 2002, respectively, in connection with this indemnification. No additional expense was recorded in 2004. As of December 31, 2004, the company had a remaining estimated liability of $0.7 million in connection with this indemnification. While the company does not expect to incur significant additional costs under these indemnifications, it is not possible to estimate the maximum potential payments.

Nicor Inc.                                                              Page 63
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2004, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Nicor Inc.                                                              Page 64
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Inc.                                                              Page 65
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2004.

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

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred during 2004, and any future gains or losses are not expected to be material.

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

Nicor Inc.                                                              Page 66
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which have since been consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On May 8, 2003, Nicor filed a Motion to Dismiss. On October 7, 2003, the Court granted Nicor's Motion to Dismiss and Plaintiffs were granted leave to file a Consolidated Third Amended Complaint. In November 2003, the Plaintiffs filed a Consolidated Third Amended Complaint and in December 2003, Nicor filed a Motion to Dismiss. The Court denied Nicor's Motion to Dismiss on March 26, 2004. On January 25, 2005, Nicor announced that its Board of Directors had approved a preliminary agreement to settle the above referenced action. Under the terms of the settlement, all claims against the defendants will be dismissed without any finding or admission of wrongdoing or liability. The settlement obligates Nicor to adopt certain new corporate governance policies and requires the payment of $3.5 million in attorneys' fees and expenses to plaintiffs' counsel out of the D&O insurance proceeds described below. The final settlement is contingent upon approval by the court and entry of final judgment by the court, and therefore no amount is reflected in the financial statements. The court granted preliminary approval of the settlement on February 18, 2005, and set a fairness hearing for March 29, 2005.

Nicor Inc.                                                              Page 67
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas paid a civil penalty in the amount of $600,000, and has implemented a compliance plan to prevent similar violations in the future.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

As of December 31, 2004, Nicor Gas had remaining an estimated liability of $20.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Inc.                                                              Page 68
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during 2004 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The judgment is subject to appeal, and the insurers have indicated their intention to appeal the judgment. Accordingly, the company has not reflected the $10.2 million in its financial statements.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2004 the company had recorded a liability of $36.8 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Nicor Inc.                                                              Page 69
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the related shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Nicor's financial statements do not reflect any benefit related to such potential future payment because the amount of funds held in escrow ultimately attributable to Nicor, if any, is not presently determinable. Nicor also continues to seek coverage from its excess insurance carrier for additional coverage in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

Upon final court approval of the derivative settlement set forth above, the escrow would be terminated and Nicor would receive approximately $25.5 million, which is the original escrow amount of $29 million reduced by the $3.5 million payment of derivative plaintiff's attorney fees and expenses. In connection with the derivative settlement referenced above, Nicor has also entered into a settlement agreement with its excess insurance carrier, pursuant to which the excess insurance carrier has agreed to pay Nicor $4 million upon final court approval of the settlement of the shareholder derivative action. Amounts related to the agreement to settle the shareholder derivative action, the amounts held in escrow and the settlement with the excess insurance carrier will be reflected in the company's financial statements if, and when the derivative settlement becomes final.

In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

Nicor Inc.                                                              Page 70
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (concluded)
----------------------------------------------------------

20. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

                                                 Quarter ended
                                  ----------------------------------------------
                                    Mar. 31     June 30    Sept. 30    Dec. 31
                                  ----------  ----------  ----------  ----------

2004
Operating revenues                $ 1,115.7   $   429.5   $   299.9   $   894.6
Operating income (loss)                34.3        33.1        (9.6)       79.9
Net income (loss)                      19.6        19.5       (11.6)       47.7
Earnings (loss) per common share
  Basic                                 .44         .44        (.26)       1.08
  Diluted                               .44         .44        (.26)       1.08

2003
Operating revenues                $ 1,171.3   $   452.8   $   294.8   $   743.9
Operating income                       81.3        38.9         4.2        65.0
Income before cumulative effect
  of accounting change                 50.4        23.8          .5        35.1
Net income                             45.9        23.8          .5        35.1
Earnings per common share
  Basic
    Before cumulative effect of
     accounting change                 1.14         .54         .01         .80
    Basic earnings per share           1.04         .54         .01         .80
  Diluted
    Before cumulative effect of
     accounting change                 1.14         .54         .01         .79
    Diluted earnings per share         1.04         .54         .01         .79


The fourth quarter of 2004 included operating income from Nicor Enerchange of approximately $15 million, compared to less than $1 million in the fourth quarter of 2003 and an operating loss of about $13 million in the third quarter of 2004. This volatility is related primarily to the effect of changing natural gas prices. Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged.

The first quarter of 2004 included a $38.5 million litigation charge to operating expenses relating to an agreement to settle the securities class action lawsuit.

The fourth quarter of 2003 included the impact of a new hedge accounting interpretation that reduced the operating income of Nicor Enerchange by $4 million. The fourth quarter of 2003 also included the impact of a higher effective income tax rate relating to adjustments of deferred tax accounts.

Nicor Inc.                                                              Page 71
-------------------------------------------------------------------------------

Item 9.  Changes in and  Disagreements  with  Accountants  on Accounting and
-------  -------------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 9A. Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the "Evaluation").

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Nicor Inc.                                                              Page 72
-------------------------------------------------------------------------------

Item 9A.  Controls and Procedures (concluded)
--------  -----------------------------------

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the company's Chief Executive Officer and Chief Financial Officer, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and;

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company's internal control over financial reporting. Management has concluded that the company's internal control over financial reporting was effective as of December 31, 2004. Deloitte & Touche LLP, an independent registered accounting firm, has issued an attestation report on management's assessment of the company's internal control over financial reporting.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


Item 9B.  Other Information
--------  -----------------

None.

Nicor Inc.                                                              Page 73
-------------------------------------------------------------------------------

PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Information on directors is contained under the Election of Directors and
Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

Information about the audit committee financial expert is contained under the Audit Committee Report section in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference. Executive officers of the company are elected annually by the Board of Directors.

In addition, information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to the company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of such Code of Ethics as it applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics, by posting such information on the company's internet site at www.nicor.com.

The company has disclosed its Code of Ethics, Audit Committee Charter, Corporate Governance Committee Charter, Compensation Committee Charter, and Corporate Governance Guidelines on the company's internet site at www.nicor.com. Any shareholder may request this information in print form from the company's Investor Relations department.

Item 11.  Executive Compensation
--------  ----------------------

Information on executive compensation is contained under the Compensation Committee Report and Executive Compensation sections in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

Nicor Inc.                                                              Page 74
-------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
          and Related Stockholder Matters
          -------------------------------

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.



                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------

                        (a)                   (b)                    (c)
                                                            Number of securities
                    Number of                               remaining available
                    securities to                           for future issuance
                    be issued upon      Weighted-average    under equity
                    exercise of         exercise price      compensation plans
                    outstanding         of outstanding      (excluding
                    options, warrants,  options, warrants,  securities reflected
Plan category       and rights          and rights          in column (a))
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders       1,383,483            $ 34.57               1,151,220 (1)
--------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders            -                  -                       -
--------------------------------------------------------------------------------
Total                  1,383,483            $ 34.57               1,151,220
--------------------------------------------------------------------------------

(1) This number includes 668,051 shares issuable under the 1997 Long-Term Incentive Plan, as amended. These shares can be used for stock options, alternative stock rights, restricted stock and performance award units, including awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50% of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Information about certain relationships and related transactions is contained under the Certain Relationships and Related Transactions section in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

Information on principal accountant fees and services is contained under the Principal Accountant Fees and Services section in Nicor's Definitive Proxy Statement to be filed on or about March 11, 2005, and is incorporated herein by reference.

Nicor Inc.                                                              Page 75
-------------------------------------------------------------------------------

PART IV

Item 15.  Exhibits and Financial Statement Schedules
--------  ------------------------------------------

    1)  Financial Statements:

        See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

    2)  Financial Statement Schedules:

        Schedule
         Number                                                           Page
        --------                                                          ----

                Report of Independent Registered Public Accounting Firm    35
          II    Valuation and Qualifying Accounts                          76

        Schedules other than those listed are omitted because they are not applicable.

    3)  Exhibits Filed:

        See Exhibit Index filed herewith.

Nicor Inc.                                                              Page 76
-------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                          Additions
                                    ---------------------
                       Balance at   Charged to Charged to              Balance
                       beginning    costs and    other                 at end
     Description       of period    expenses    accounts  Deductions  of period
---------------------- ----------   ---------- ---------- ----------  ---------

  2004
  ----
Allowance for doubtful
 accounts receivable    $ 21.2        $ 36.0     $    -    $ 35.3 (a)   $ 21.9

Accrued mercury-related
 costs                    21.9             -          -       1.7 (b)     20.2

Accrued manufactured
 gas plant environmental
 costs                    33.2             -       18.8 (d)  15.2 (b)     36.8


  2003
  ----
Allowance for doubtful
  accounts receivable   $ 16.9        $ 30.9     $    -    $ 26.6 (a)   $ 21.2

Accrued mercury-related
 costs                    23.4             -          -       1.5 (b)     21.9

Accrued manufactured
 gas plant environmental
 costs                    61.9             -       14.2 (d)  42.9 (b)     33.2

  2002
  ----
Allowance for doubtful
 accounts receivable    $ 12.3        $ 27.4     $    -    $ 22.8 (a)   $ 16.9

Accrued mercury-related
 costs                    37.0             -          -      13.6 (c)     23.4

Accrued manufactured
 gas plant environmental
 costs                     3.5             -       79.1 (d)  20.7 (b)     61.9


(a)  Accounts receivable written off, net of recoveries.
(b)  Expenditures, other adjustments.
(c)  Expenditures and reserve reduction to reflect new estimate.

Nicor Inc.                                                              Page 77
-------------------------------------------------------------------------------

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Nicor Inc.

Date  February 28, 2005                /s/ RICHARD L. HAWLEY
      -----------------                ----------------------------
                                       Richard L. Hawley
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005.

           Signature                             Title
--------------------------------     -------------------------------

     /s/ THOMAS L. FISHER
     --------------------
       Thomas L. Fisher              Chairman and
 (Principal Executive Officer)       Chief Executive Officer

     /s/ RICHARD L. HAWLEY
     ---------------------
       Richard L. Hawley             Executive Vice President and
 (Principal Financial Officer        Chief Financial Officer
   and Principal Accounting
           Officer)

ROBERT M. BEAVERS, JR.*              Director

BRUCE P. BICKNER*                    Director

JOHN H. BIRDSALL, III*               Director

THOMAS A. DONAHOE*                   Director

R. EDEN MARTIN*                      Director

JOHN E. JONES*                       Director

DENNIS J. KELLER*                    Director

WILLIAM A. OSBORN*                   Director

JOHN RAU*                            Director

JOHN F. RIORDAN*                     Director

RUSS M. STROBEL*                     Director

PATRICIA A. WIER*                    Director

                                   * By   /s/ RICHARD L. HAWLEY
                                          ---------------------
                                            Richard L. Hawley
                                            (Attorney-in-fact)

Nicor Inc.                                                              Page 78
-------------------------------------------------------------------------------

Exhibit Index
-------------

Exhibit
Number                         Description of Document
-------     -------------------------------------------------------------------

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

  4.03 * Supplemental Indenture, dated February 15, 1998, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Nicor Gas,
            Exhibit 4.19.)

Nicor Inc.                                                              Page 79
-------------------------------------------------------------------------------

Exhibit Index (continued)
-------------------------

Exhibit
Number                         Description of Document
-------     -------------------------------------------------------------------
  4.04    * Supplemental Indenture, dated February 1, 1999, of Nicor Gas to
            Harris Trust and Savings Bank, Trustee, under Indenture dated as of
            January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Nicor Gas,
            Exhibit 4.19.)

  4.05 * Supplemental Indenture, dated February 1, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Nicor Gas, Exhibit 4.17.)

  4.06 * Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas,
            Exhibit 4.01.)

  4.07 * Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Nicor Gas,
            Exhibit 4.01.)

  4.08 * Supplemental Indenture, dated December 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Nicor Gas,
            Exhibit 4.20.)

  4.09 * Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc.,
            Exhibit 4.10.)

  4.10 * Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc.,
            Exhibit 4.11.)

  4.11 * Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7297, Form 10-K for 2003, Nicor Inc.,
            Exhibit 4.12.)

 10.01    * 1984 Nicor Officers' Capital Accumulation Plan Participation
            Agreement.  (File No. 1-7297, Form 10-K for 1988, Nicor Inc.,
            Exhibit 10-10.)

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

 10.03    * Directors' Deferred Compensation Plan.  (File No. 1-7297, Form 10-K
            for 1983, Nicor Inc., Exhibit 10-16.)

Nicor Inc.                                                              Page 80
-------------------------------------------------------------------------------

Exhibit Index (continued)
-------------------------

Exhibit
Number                         Description of Document
-------     -------------------------------------------------------------------

 10.04    * Directors' Pension Plan.  (File No. 1-7297, Form 10-K for 1985,
            Nicor Inc., Exhibit 10-18.)

 10.05    * Flexible Spending Account for Executives.  (File No. 1-7297, Form
            10-K for 1986, Nicor Inc., Exhibit 10-20.)

 10.06    * Amendment and Restatement of the Nicor Gas Incentive Compensation
            Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

 10.07    * Nicor Inc. 1989 Long-Term Incentive Plan.  (Filed with Nicor Inc.
            Proxy Statement, dated April 20, 1989, Exhibit A.)

 10.08    * Nicor Inc. Stock Deferral Plan.  (File No. 1-7297, Form 10-Q for
            September 1996, Nicor Inc., Exhibit 10.01.)

 10.09    * Amendment to Nicor Inc. Stock Deferral Plan.  (File No. 1-7297,
            Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

 10.10    * Nicor Inc. 1995 Directors' Stock Plan.  (File No. 1-7297, Form 10-Q
            for September 1996, Nicor Inc., Exhibit 10.02.)

 10.11    * Nicor Inc. 1997 Long-Term Incentive Plan.  (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

 10.12    * Security Payment Plan.  (File No. 1-7297, Form 10-K for 1999,
            Nicor Inc., Exhibit 10.24.)

 10.13    * Amendment and Restatement of Nicor Gas Supplementary Retirement
            Plan.  (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
            Exhibit 10.01.)

 10.14    * Amendment and Restatement of Nicor Gas Supplementary Savings Plan.
            (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
            Exhibit 10.02.)

 10.15    * First Amendment to Agreements Restating 1984 and 1985 Nicor Capital
            Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc.,
            Exhibit 10.04.)

 10.16    * First Amendment to Nicor 1989 Long-Term Incentive Plan.  (File No.
            1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

 10.17    * First Amendment to Nicor 1997 Long-Term Incentive Plan.  (File No.
            1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

Nicor Inc.                                                              Page 81
-------------------------------------------------------------------------------

Exhibit Index (continued)
-------------------------

Exhibit
Number                         Description of Document
-------     -------------------------------------------------------------------

 10.18    * Second Amendment to Nicor Stock Deferral Plan.  (File No. 1-7297,
            Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

 10.19    * Change-in-Control Agreement, dated June 2, 2000, between Nicor Inc.
            and Mr. Fisher.  (File No. 1-7297, Form 10-K for 2000, Nicor Inc.,
            Exhibit 10.28.)

 10.20    * Change-in-Control Agreement, dated December 20, 2000, between Nicor
            Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

 10.21    * 2002 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for
            March 2002, Nicor Inc., Exhibit 10.01.)


 10.22    * Second Amendment and Restatement to Nicor Salary Deferral Plan.
            (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc.,
            Exhibit 10.01.)

 10.23    * First Amendment to the Change-in-Control Agreement, dated November
            22, 2002, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.26.)

 10.24    * Supplemental Retirement Benefit Agreement between Nicor Inc. and
            Mr. Strobel.  (File No. 1-7297, Form 10-K for 2001, Nicor Inc.,
            Exhibit 10.32.)

 10.25    * Nicor Inc. Supplemental Senior Officer Retirement Plan.  (File No.
            1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

 10.26    * 2003 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for
            March 2003, Nicor Inc., Exhibit 10.01.)

 10.27    * Change-in-Control Agreement, dated November 22, 2002, between Nicor
            Inc. and Mr. Dodge. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.30.)

 10.28    * Change-in-Control Agreement, dated November 25, 2002, between Nicor
            Inc. and Mr. Gracey. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.31.)

 10.29    * Change-in-Control Agreement, dated December 8, 2003, between Nicor
            Inc. and Mr. Hawley. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.32.)

 10.30    * 2004 Long-Term Incentive Program.  (File No. 1-7297, Form 10-Q for
            March 2004, Nicor Inc., Exhibit 10.01.)

 10.31    * 2004 Incentive Compensation Plan.  (File No. 1-7297, Form 10-Q for
            March 2004, Nicor Inc., Exhibit 10.02.)

Nicor Inc.                                                              Page 82
-------------------------------------------------------------------------------

Exhibit Index (concluded)
-------------------------

Exhibit
Number                         Description of Document
-------     -------------------------------------------------------------------

 10.32    * First Amendment to Nicor Inc. 1995 Directors' Stock Plan.  (File
            No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.03.)

 10.33    * Agreement, dated July 30, 2004, between Nicor Inc. and Ms. Halloran.
            (File No. 1-7297, Form 10-Q for September 30, 2004, Nicor Inc.,
            Exhibit 10.03.)


 10.34    * Nicor Inc. Stock Deferral Plan Election Form.  (File No. 1-7297,
            Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.1.)

 10.35    * Nicor Inc. Salary Deferral Plan Election Form.  (File No. 1-7297,
            Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.2.)

 10.36    * Nicor Inc. Directors' Deferred Compensation Plan Election Form.
            (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc.,
            Exhibit 99.3.)

 10.37    * Nicor Gas Supplementary Savings Plan Enrollment Form.  (File No.
            1-7297, Form 8-K for December 27, 2004, Nicor Inc., Exhibit 99.1.)

 10.38    * Nicor Inc. Stock Payment Election Stock Deferral Plan Form.  (File
            No. 1-7297, Form 8-K for February 15, 2005, Nicor Inc.,
            Exhibit 99.1.)

            Exhibits 10.01 through 10.38 constitute management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) of Form 10-K.

 21.01    * Subsidiaries.  (File No. 69-228, Form U-3A-2 for 2004, Nicor Inc.,
            Item 1.)

 23.01      Consent of Independent Registered Public Accounting Firm.

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