Form 10-Q
period 2005-03-31
NICOR INC
filed 2005-05-03
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2005

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at April 29, 2005, were 44,136,171 shares.

Nicor Inc.                                                               Page i
-------------------------------------------------------------------------------

Table of Contents

Glossary                                                                     ii

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ................................. 1

           Consolidated Statements of Operations:
             Three months ended
             March 31, 2005 and 2004 ........................................ 2

           Consolidated Statements of Cash Flows:
             Three months ended
             March 31, 2005 and 2004 ........................................ 3

           Consolidated Balance Sheets:
             March 31, 2005 and 2004, and
             December 31, 2004 .............................................. 4

           Notes to the Consolidated Financial Statements ................... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk .......33

   Item 4. Controls and Procedures ..........................................33

Part II - Other Information

   Item 1. Legal Proceedings ................................................33

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......34

   Item 6. Exhibits .........................................................34

           Signature ........................................................36

Nicor Inc.                                                              Page ii
-------------------------------------------------------------------------------

Glossary

Chicago Hub. A wholly owned venture of Nicor Gas which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004.

EN Engineering. A 50-percent-owned joint venture that provides engineering and corrosion services.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Horizon Pipeline. A 50-percent-owned joint venture that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

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

Nicor Solutions. A wholly owned business that offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.

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

Nicor Inc.                                                               Page 1
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

The following condensed unaudited consolidated financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

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

Nicor Inc.                                                              Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                                          Three months ended
                                                                March 31
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
Operating revenues
    Gas distribution (includes revenue taxes
      of $72.1 and $70.9, respectively)              $ 1,078.8       $ 1,035.1
    Shipping                                              90.5            67.7
    Other energy ventures                                 46.7            51.7
    Corporate and eliminations                           (36.2)          (38.8)
                                                    -----------     -----------
                                                       1,179.8         1,115.7
Operating expenses
    Gas distribution
      Cost of gas                                        836.8           792.2
      Operating and maintenance                           68.8            63.9
      Depreciation                                        38.6            37.3
      Taxes, other than income taxes                      76.1            74.6
      Mercury-related costs (recoveries), net               .1             (.1)
    Shipping                                              78.3            63.5
    Other energy ventures                                 48.2            48.7
    Litigation charges (recoveries), net                   (.5)           38.5
    Other corporate expenses and eliminations            (36.4)          (37.2)
                                                    -----------     -----------
                                                       1,110.0         1,081.4
                                                    -----------     -----------

Operating income                                          69.8            34.3
Equity investment income (loss), net                       2.1             1.2
Other income (expense), net                                1.0              .5
Interest expense, net of amounts capitalized              12.2            11.3
                                                    -----------     -----------

Income before income taxes                                60.7            24.7
Income tax expense                                        17.0             5.1
                                                    -----------     -----------

Net income                                                43.7            19.6
Dividends on preferred stock                                 -               -
                                                    -----------     -----------

Earnings applicable to common stock                  $    43.7       $    19.6
                                                    ===========     ===========

Average shares of common stock outstanding
    Basic                                                 44.1            44.0
    Diluted                                               44.3            44.2

Earnings per average share of common stock
    Basic                                            $     .99       $     .44
    Diluted                                                .99             .44

Dividends declared per share of common stock         $    .465       $    .465


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                         Three months ended
                                                               March 31
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Operating activities
    Net income                                        $    43.7      $    19.6
    Adjustments to reconcile net income
      to net cash flow provided from
      operating activities:
          Depreciation                                     43.0           41.8
          Deferred income tax (benefit) expense             (.7)           9.6
          Changes in assets and liabilities:
            Receivables, less allowances                  (37.5)         (19.8)
            Gas in storage                                187.8          205.6
            Deferred/accrued gas costs                      1.8           38.0
            Other assets                                   10.0           (2.3)
            Accounts payable                             (133.4)         (87.7)
            Temporary last-in, first-out
              inventory liquidation                       403.4          195.9
            Other liabilities                               2.4           37.8
          Other items                                       3.6             .3
                                                      ----------    -----------
    Net cash flow provided from
      operating activities                                524.1          438.8
                                                      ----------    -----------

Investing activities
    Capital expenditures                                  (39.6)         (33.6)
    Purchases of held-to-maturity securities               (1.3)          (2.4)
    Proceeds from sales or maturities of
      held-to-maturity securities                            .8            2.2
    Net increase in other short-term investments           (6.7)          (4.1)
    Other investing activities                              (.5)           (.3)
                                                      ----------    -----------
    Net cash flow used for investing
      activities                                          (47.3)         (38.2)
                                                      ----------    -----------

Financing activities
    Short-term repayments, net                           (455.4)        (388.0)
    Dividends paid                                        (20.5)         (20.5)
    Repayment of loan against cash surrender
      value of life insurance policies                        -          (11.7)
    Other financing activities                              1.5             .9
                                                      ----------    -----------
    Net cash flow used for financing
      activities                                         (474.4)        (419.3)
                                                      ----------    -----------

Net increase (decrease) in cash and cash equivalents        2.4          (18.7)

Cash and cash equivalents, beginning of period             12.9           50.3
                                                      ----------    -----------

Cash and cash equivalents, end of period              $    15.3      $    31.6
                                                      ==========    ===========


The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                     March 31       December 31       March 31
                                       2005             2004            2004
                                    ----------      -----------      ----------

              Assets
              ------

Current assets
  Cash and cash equivalents          $    15.3       $    12.9       $    31.6
  Restricted short-term investments       29.2            29.1               -
  Short-term investments, at cost
    which approximates market             49.0            41.2            37.2
  Receivables, less allowances of
    $31.0, $21.9 and $29.7,
    respectively                         620.7           583.2           496.6
  Gas in storage                          32.9           220.7            30.4
  Deferred income taxes                   71.0            72.3            66.2
  Other                                   59.8            61.5            54.6
                                    -----------     -----------      ----------
                                         877.9         1,020.9           716.6
                                    -----------     -----------      ----------
Property, plant and equipment,
    at cost
  Gas distribution                     3,856.5         3,831.6         3,719.2
  Shipping                               301.8           300.8           296.7
  Other                                   12.0            11.2             8.2
                                    -----------     -----------      ----------
                                       4,170.3         4,143.6         4,024.1
  Less accumulated depreciation        1,612.9         1,593.8         1,537.4
                                    -----------     -----------      ----------
                                       2,557.4         2,549.8         2,486.7
                                    -----------     -----------      ----------
Prepaid pension costs                    183.0           181.5           178.2
Long-term investments                    139.3           137.6           150.5
Other assets                              75.4            85.4            76.5
                                    -----------     -----------      ----------
                                     $ 3,833.0       $ 3,975.2       $ 3,608.5
                                    ===========     ===========      ==========

   Liabilities and Capitalization
   ------------------------------

Current liabilities
  Short-term borrowings                $  34.6         $ 490.0         $ 187.0
  Accounts payable                       369.5           502.9           297.7
  Temporary last-in, first-out
    inventory liquidation                403.4               -           195.9
  Accrued gas costs                       70.1            68.3            85.0
  Obligations related to restricted
    investments                           29.2            29.1               -
  Dividends payable                       20.5            20.5            20.5
  Other                                   62.1            60.4            79.7
  Long-term obligations
    due within one year                      -              .2               -
                                    -----------     -----------      ----------
                                         989.4         1,171.4           865.8
                                    -----------     -----------      ----------

Deferred credits and other liabilities
  Accrued future removal costs           718.3           706.4           682.0
  Deferred income taxes                  593.8           593.4           567.8
  Regulatory income tax liability         44.0            44.8            47.5
  Unamortized investment tax credits      33.3            33.8            34.9
  Other                                  180.8           179.4           159.2
                                    -----------     -----------      ----------
                                       1,570.2         1,557.8         1,491.4
                                    -----------     -----------      ----------

Capitalization
  Long-term obligations
    Long-term bonds and notes            495.4           495.3           494.9
    Mandatorily redeemable
      preferred stock                      1.6             1.6             1.8
                                    -----------     -----------      ----------
                                         497.0           496.9           496.7
                                    -----------     -----------      ----------

  Common equity
    Common stock                         110.3           110.2           110.1
    Paid-in capital                        7.2             5.6             4.4
    Retained earnings                    663.5           640.3           646.2
    Unearned compensation                  (.2)            (.2)            (.2)
    Accumulated other comprehensive
      loss, net                           (4.4)           (6.8)           (5.9)
                                    -----------     -----------      ----------
                                         776.4           749.1           754.6
                                    -----------     -----------      ----------
                                       1,273.4         1,246.0         1,251.3
                                    -----------     -----------      ----------
                                     $ 3,833.0       $ 3,975.2       $ 3,608.5
                                    ===========     ===========      ==========

The accompanying notes are an integral part of these statements.

Nicor Inc.                                                               Page 5
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited)
----------------------------------------------------------

The following notes should be read in conjunction with the consolidated financial statement notes included in the Nicor Inc. (Nicor) 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

1.   ACCOUNTING POLICIES

Gas in storage. Gas distribution inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Regulatory assets and liabilities. Nicor Gas, a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

                                        March 31    December 31    March 31
                                          2005          2004         2004
                                       ----------   -----------   ----------
   Regulatory assets
   Deferred environmental costs         $   23.5     $    35.4     $   31.8
   Unamortized losses on reacquired
      debt                                  19.5          19.9         20.7
   Deferred rate case costs                  3.6           2.9           .2
                                       ----------   -----------   ----------
                                        $   46.6     $    58.2     $   52.7
                                       ==========   ===========   ==========

   Regulatory liabilities
   Accrued future removal costs -
      current                           $   12.0     $    11.6     $      -
   Accrued future removal costs -
      noncurrent                           718.3         706.4        682.0
   Accrued gas costs                        70.1          68.3         85.0
   Regulatory income tax liability          44.0          44.8         47.5
   Other noncurrent regulatory
      liabilities                            5.2            .7            -
                                       ----------   -----------   ----------
                                        $  849.6     $   831.8     $  814.5
                                       ==========   ===========   ==========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in other current liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2005 and 2004 were $70.6 million and $69.5 million, respectively.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

Nicor Inc.                                                               Page 6
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Conditional Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor no later than December 31, 2005 and may be adopted either retrospectively or prospectively. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions.

Share-Based Payment. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS
123R). SFAS 123R requires entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation as determined at the date of grant over the related vesting period. SFAS 123R also requires certain share-based liabilities to be recorded at fair value, and most employee stock purchase plans that offer a discount of greater than five percent will be considered compensatory. On April 14, 2005 the United States Securities and Exchange Commission (SEC) delayed the effective date of SFAS 123R. The provisions of SFAS 123R are now effective for Nicor beginning January 1, 2006. The company is currently evaluating SFAS 123R and has not yet determined the impact of adopting its provisions. However, the implementation of this standard is not expected to have a material impact on the company's financial position, results of operations or cash flows.

At March 31, 2005, Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. If compensation expense for stock options had been recognized based upon the fair value method, the impact on the company's net income and earnings per share would have been as follows (in millions, except per share data):

                                                         Three months ended
                                                              March 31
                                                        --------------------
                                                          2005       2004
                                                        ---------  ---------
   Net income
     As reported                                         $  43.7    $  19.6
     Less: Total stock-based employee compensation
           expense determined under the fair value
           method for all awards, net of tax                  .3         .2
                                                        ---------  ---------
     Pro forma                                           $  43.4    $  19.4
                                                        =========  =========

   Earnings per share
     Basic - As reported                                 $   .99    $   .44
     Basic - Pro forma                                       .98        .44
     Diluted - As reported                                   .99        .44
     Diluted - Pro forma                                     .98        .44

Nicor Inc.                                                               Page 7
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

The American Jobs Creation Act of 2004. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides additional time and guidance for companies to determine the Act's effects on their plans for reinvestment or repatriation. Accordingly, these financial statements do not reflect any impact of the Act. See Note 4 Income Taxes for more information.

3.  SHORT-TERM DEBT

During 2004, Nicor Inc. and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks. These facilities consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas which expired in April 2005. The company had $34.6 million, $490.0 million and $187.0 million of commercial paper borrowings outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The company is in compliance with the covenants relating to its credit facilities at March 31, 2005.

4.  INCOME AND OTHER TAXES

The company's effective income tax rate was 28.0 percent for the quarter ended March 31, 2005 and 20.7 percent for the corresponding prior-year period. The lower effective tax rate in the 2004 quarter reflects the income tax benefit recorded on the $38.5 million litigation charge at Nicor's marginal income tax rate of approximately 40 percent.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At March 31, 2005, December 31, 2004 and March 31, 2004, the company had accrued approximately $8.3 million, $6.3 million and $4.0 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to the undistributed earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005 at an effective federal income tax rate of 5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of undistributed earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $14 million on approximately $39 million of cumulative undistributed earnings of its foreign subsidiaries through March 31, 2005 that are considered to be indefinitely invested in foreign operations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. The amount of

Nicor Inc.                                                               Page 8
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

cumulative undistributed tax basis earnings of its foreign subsidiaries is approximately $180 million at March 31, 2005. The amount of earnings that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors. These factors include a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, as well as the ongoing cash requirements of Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including the amount of distributions, if any, to its U.S. parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Accordingly, these financial statements do not reflect any impact of the Act.

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor expects to complete its evaluation of the Act no later than December 31, 2005.

5.  ACCRUED UNBILLED REVENUES

Receivables included accrued unbilled revenues of $127.1 million, $205.0 million and $96.1 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at March 31, 2005, December 31, 2004 and March 31, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $528 million, $530 million and $546 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Derivative financial instruments are recorded by various Nicor subsidiaries at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $18.8 million and $(2.8) million, respectively, at March 31, 2005, $5.8 million and $(2.3) million, respectively, at December 31, 2004 and $4.7 million and $(2.4) million, respectively, at March 31, 2004. The derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The fair value of derivative financial instruments held on March 31, 2005 relates primarily to Nicor Gas.

Nicor Inc.                                                               Page 9
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

7.  POSTRETIREMENT BENEFITS

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                                 Pension      Health care and
                                                 benefits     other benefits
                                              --------------- ----------------
                                               2005    2004    2005    2004
                                              ------- ------- ------- --------

      Three months ended March 31
       Service cost                           $  2.3  $  2.2  $   .7  $   .6
       Interest cost                             3.9     4.0     2.6     2.5
       Expected return on plan assets           (8.3)   (8.0)    (.2)    (.2)
       Recognized net actuarial loss              .4      .5     1.1     1.2
       Amortization of prior service cost         .2      .2       -       -
                                              ------- ------- ------- --------
       Net periodic benefit cost (credit)     $ (1.5) $ (1.1) $  4.2  $  4.1
                                              ======= ======= ======= ========

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million for the three months ended March 31, 2005. This reduction was offset by general cost increases.

8.   EQUITY INVESTMENT INCOME (LOSS), NET

Equity investment income (loss), net totaled $2.1 million and $1.2 million for the quarters ended March 31, 2005 and 2004, respectively. These amounts include investment income from Triton, a cargo container leasing company, of $1.8 million and $1.5 million, respectively.

Nicor received cash dividends from equity investees of $1.1 million and $0.9 million, respectively, for the first quarter of 2005 and 2004.

Nicor Inc.                                                              Page 10
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

9.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                                       Three months ended
                                                            March 31
                                                      --------------------
                                                        2005       2004
                                                      ---------  ---------

   Net income                                          $  43.7    $  19.6
   Other comprehensive income, after tax                   2.4         .1
                                                      ---------  ---------
   Total comprehensive income                          $  46.1    $  19.7
                                                      =========  =========

Net other comprehensive income consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures and other equity-method investees.

10.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations  Consolidated
                                      ------------  ----------  ---------  -------------  ------------


  Three months ended March 31, 2005
   Operating revenues
    External customers                $    1,047.8  $     90.5  $   41.5  $           -   $    1,179.8
    Intersegment                              31.0           -       5.2          (36.2)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $    1,078.8  $     90.5  $   46.7  $       (36.2)  $    1,179.8
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $       58.4  $     12.2  $   (1.5)  $         .7   $       69.8
                                      ============  ==========  =========  =============  ============

  Three months ended March 31, 2004
   Operating revenues
    External customers                $      999.9  $     67.7  $   48.1   $          -   $    1,115.7
    Intersegment                              35.2           -       3.6          (38.8)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $    1,035.1  $     67.7  $   51.7   $      (38.8)  $    1,115.7
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $       67.2  $      4.2  $    3.0   $      (40.1)  $       34.3
                                      ============  ==========  =========  =============  ============

The majority of intersegment revenues represent gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions. Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer regardless of changes in natural gas prices or weather and in exchange pays the customer's utility bills from Nicor Gas. Intersegment revenues are eliminated in the consolidated financial statements.

Nicor Inc.                                                              Page 11
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

The $0.7 million operating income and the $40.1 million operating loss in the "Corporate and eliminations" column for the three months ended March 31, 2005 and 2004, respectively, include a $0.5 million net recovery and a $38.5 million litigation charge, respectively, related to shareholder derivative lawsuits and securities class action lawsuits as described in Note 14 Contingencies - Shareholder Derivative Lawsuits and Securities Class Actions. Corporate operating expenses also include unallocated legal and business development costs.

11.  RATE PROCEEDING

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

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days previously considered by the company as normal.

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity resulting in a rate of return on original-cost rate base of 9.03 percent.

12.  COMMITMENTS

During the first quarter of 2005, the company entered into additional property, plant and equipment purchase obligations totaling $3.6 million, related primarily to Tropical Shipping's acquisition of a crane. Total commitments for property, plant and equipment at March 31, 2005 were $35.8 million. These commitments are mostly related to computer system upgrades, a storage compressor and additional freight handling equipment.

In the first quarter of 2005, Tropical Shipping entered into additional operating leases totaling $51 million due primarily to extensions to vessel charter agreements. As of March 31, 2005, the company's operating lease commitments totaled $34.1 million for 2005, $27.1 million for 2006, $25.0 million for 2007, $24.7 million for 2008, $15.7 million for 2009 and $15.8 million after 2009.

Nicor Inc.                                                              Page 12
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

13. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's consolidated balance sheet, while the obligations of its unconsolidated equity investments are not. As of March 31, 2005 Nicor had guaranteed the payment of $0.8 million of lease obligations extending through February 2007 in support of one of its unconsolidated equity investee's operations, and no liability has been recorded for this guarantee.

Tropic Equipment Leasing Inc. (TEL), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were about $5 million at March 31, 2005. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.1 million and $0.7 million were incurred for the three months ended March 31, 2005 and March 31, 2004 respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 14 Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote or that the amount would be immaterial and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the periods ended March 31, 2005 and 2004. As of March 31, 2005, the company had recorded a remaining estimated liability of $0.6 million in connection with these indemnifications. The company does not expect to incur significant additional costs under these indemnifications.

Nicor Inc.                                                              Page 13
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Nicor Inc.                                                              Page 14
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

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

Nicor Inc.                                                              Page 15
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2005.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made by Nicor in restated financial statements previously filed with the SEC.

Nicor Energy has disposed of all of its customer accounts and is in the process of liquidating its remaining assets and resolving remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. No recoveries occurred during 2004 or in the first quarter of 2005, and any future gains or losses are not expected to be material.

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

Nicor Inc.                                                              Page 16
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, certain current and former officers of Nicor and Arthur Andersen LLP, the company's former independent auditor. The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and were consolidated. The plaintiffs alleged that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On April 16, 2004 Nicor announced that its board of directors had approved an agreement to settle the above referenced action. Under the terms of the settlement, all claims against Nicor and Nicor-related defendants have been dismissed without any finding or admission of wrongdoing or liability, for a payment of $38.5 million. On July 13, 2004 the court granted final approval of the settlement. All appeal rights expired on August 12, 2004. In the first quarter of 2004, the company recorded a litigation charge of $38.5 million related to this agreement.

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and former CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all of the then members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which were consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs allege that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contend that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs seek compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but do not seek any damages against the company. On January 25, 2005, Nicor announced that its Board of Directors had approved a preliminary agreement to settle the above referenced action. Under the terms of the settlement, all claims against the defendants will be dismissed without any finding or admission of wrongdoing or liability. The settlement obligates Nicor to adopt certain new corporate governance policies and requires the payment of $3.5 million in attorneys' fees and expenses to plaintiffs' counsel out of the Directors and Officers (D&O) insurance proceeds described below. The court granted final approval of the settlement and entered an Order of Dismissal on March 29, 2005, subject to an appeal process. In connection with the derivative settlement, Nicor's excess insurance carrier has paid $4 million to Nicor to settle certain claims Nicor had asserted arising out of the securities and derivative class action litigation. Pursuant to the terms of the settlement, Nicor will pay $3.5 million of that $4 million to plaintiffs' attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments has been reflected in the Consolidated Statement of Operations. The $3.5 million payment is subject to recoupment in the event there is an appeal and the settlement is overturned on appeal.

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

Nicor Inc.                                                              Page 17
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

As of March 31, 2005, Nicor Gas had remaining an estimated liability of $19.7 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of March 31, 2005 the company had recorded a liability of $32.8 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

Nicor Inc.                                                              Page 18
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)
----------------------------------------------------------------------

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

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision.

On April 27, 2004 one of Nicor's D&O insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the related shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once verification has been made that the settlement is final (because no appeal has been filed or all appeal rights have been exhausted), the escrow will be terminated and the $29 million, plus interest, held by the escrow agent will be paid to Nicor. If and when that event occurs, the $29 million plus interest will be reflected in the Consolidated Statement of Operations. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

Nicor Inc.                                                              Page 19
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (concluded)
----------------------------------------------------------------------

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

Nicor Inc.                                                              Page 20
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         --------------------------

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

SUMMARY

Nicor Inc. is a holding company with two principal business segments - gas distribution and shipping. Nicor Gas is one of the nation's largest natural gas distribution companies, and it is Nicor's primary business. Tropical Shipping, Nicor's second largest business, is a containerized shipping business serving the Bahamas and the Caribbean region. Nicor also owns or has equity interests in several energy-related businesses.

Net income and diluted earnings per common share are presented below for the first quarter 2005 and 2004 (in millions, except per share data):

                                                          Three months ended
                                                               March 31
                                                         --------------------
                                                            2005      2004
                                                         ---------  ---------

  Net income                                              $  43.7    $  19.6

  Diluted earnings per average share of common stock      $   .99    $   .44

Net income and diluted earnings per share for the first quarter of 2005 versus the corresponding period in the prior year were impacted significantly by the absence of last year's securities class action settlement charge ($38.5 million pretax). For more information, see the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Securities Class Actions.

First-quarter 2005 earnings also reflect lower operating results in the company's gas distribution business and other energy-related businesses, offset in part by higher operating results in the company's shipping business.

Operating income (loss) by major business segment is presented below (in millions):

                                               Three months ended
                                                    March 31
                                              --------------------
                                                 2005      2004
                                              ---------  ---------

         Gas distribution                      $  58.4    $  67.2
         Shipping                                 12.2        4.2
         Other energy ventures                    (1.5)       3.0
         Corporate and eliminations                 .7      (40.1)
                                              ---------  ---------
                                               $  69.8    $  34.3
                                              =========  =========

Nicor Inc.                                                              Page 21
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

The following summarizes operating income (loss) comparisons by major business segment:

o The decrease of $8.8 million in gas distribution operating income to $58.4 million in the first quarter of 2005 from $67.2 million in the 2004 first quarter, was due primarily to higher operating and maintenance expenses ($4.9 million), lower gas distribution margin ($2.0 million) and higher depreciation expense ($1.3 million) in 2005.

o Shipping operating income increased $8.0 million in the quarter ended March 31, 2005 compared to the year-earlier period due to increased revenues ($22.8 million), driven by the impact of higher volumes shipped and higher average rates. This increase was partially offset by increased operating expenses ($14.8 million), due primarily to higher voyage, inland transportation, vessel charter, fuel, payroll-related, leased equipment and port costs.

o Operating results from Nicor's other energy ventures decreased $4.5 million in the first quarter of 2005 compared to the prior-year period due to lower operating results at Nicor Enerchange ($7.3 million) due in part to unfavorable fair value adjustments related to derivative instruments used to hedge future sales of natural gas inventory. The decrease in results at Nicor Enerchange was partially offset by improved operating results at Nicor's energy-related products and services businesses ($2.9 million). Nicor Enerchange purchases and holds gas in storage to earn a profit margin from its ultimate sale in the future. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period.

o The $40.8 million increase in first quarter 2005 operating income attributed to corporate and eliminations is due primarily to the absence of last years' securities class action settlement charge ($38.5 million). For more information, see the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Securities Class Actions.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                                  Three months ended
                                                       March 31
                                                 --------------------
                                                    2005      2004
                                                 ---------  ---------

         Gas distribution                        $ 1,078.8  $ 1,035.1
         Shipping                                     90.5       67.7
         Other energy ventures                        46.7       51.7
         Corporate and eliminations                  (36.2)     (38.8)
                                                 ---------  ---------
                                                 $ 1,179.8  $ 1,115.7
                                                 =========  =========

Nicor Inc.                                                              Page 22
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. For the first quarter of 2005 compared with a year ago, revenues increased $43.7 million due primarily to higher natural gas costs ($71.7 million), partially offset by the impact of warmer weather (approximately $30 million) and lower demand unrelated to weather (approximately $10 million).

First-quarter 2005 shipping revenues rose $22.8 million compared to the prior-year period due to a 17 percent increase in volumes shipped ($11.8 million) and higher average rates ($11.0 million). Higher volumes reflect economic investment, increased tourism and post-hurricane construction activity in the Caribbean region and the Bahamas. Rates were higher due to general rate increases across several markets and higher cost-recovery surcharges for fuel and security.

Revenues in the first quarter of 2005 for other energy ventures decreased $5.0 million due primarily to lower revenues at Nicor Enerchange ($8.2 million) resulting in part from the aforementioned fair value adjustments related to derivative contracts. This decrease was partially offset by higher revenues at Nicor's energy-related products and services businesses ($3.1 million).

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions' expenses for customers purchasing utility-bill management products.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

                                                       Three months ended
                                                            March 31
                                                      --------------------
                                                         2005      2004
                                                      ---------  ---------

         Gas distribution revenues                    $ 1,078.8  $ 1,035.1
         Cost of gas                                     (836.8)    (792.2)
         Revenue tax expense                              (70.6)     (69.5)
                                                      ---------  ---------
         Gas distribution margin                      $   171.4  $   173.4
                                                      =========  =========

Gas distribution margin decreased $2.0 million in the first quarter of 2005 compared with the corresponding prior-year period due primarily to the impacts of warmer weather (approximately $2 million) and lower demand unrelated to weather (approximately $1 million), partially offset by higher average rates realized during the period ($0.9 million).

Nicor Inc.                                                              Page 23
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $4.9 million to $68.8 million in the first quarter of 2005 from $63.9 million in the prior-year period due primarily to higher general claims ($2.2 million), bad debt expense ($1.7 million), payroll costs ($1.0 million), employee benefit costs ($0.7 million) and municipal franchise costs ($0.4 million). These negative factors were partially offset by lower legal expenses related to the Performance Based Rate (PBR) plan ($2.5 million). For information about the Performance-Based Rate (PBR) plan, see the Notes to the Consolidated Financial Statements - Note 14 Contingencies.

Shipping operating expenses. Shipping segment operating expenses rose $14.8 million in the first quarter of 2005 as compared with the corresponding prior-year period. The increase was due primarily to higher voyage, inland transportation, fuel, leased equipment and port costs ($9.2 million), vessel charter costs ($2.4 million) and payroll and related costs ($2.0 million). These increases were due primarily to higher volumes shipped.

Litigation charges (recoveries), net. The $0.5 million net recovery in the first quarter of 2005 included a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers insurance recovery ($4.0 million). For more information, see the Notes to the Consolidated Financial Statements -
Note 14 Contingencies - Shareholder Derivative Lawsuits. The first-quarter 2004 charge of $38.5 million reflects the aforementioned securities class action settlement.

Interest expense. Interest expense of $12.2 million in the first quarter of 2005 increased $0.9 million over the corresponding 2004 period due to the impact of higher effective interest rates on debt ($2.0 million), offset by the impact of lower average borrowing levels ($1.1 million).

Income taxes. The company's effective income tax rate was 28.0 percent for the quarter ended March 31, 2005 and 20.7 percent for the corresponding prior-year period. The lower effective tax rate in the 2004 quarter reflects the income tax benefit recorded on the $38.5 million litigation charge at Nicor's marginal income tax rate of approximately 40 percent.

Nicor Inc.                                                              Page 24
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Gas Distribution Statistics


                                                       Three months ended
                                                             March 31
                                                 ------------------------------
                                                      2005             2004
                                                 -------------     ------------
Operating revenues (millions)
    Sales
       Residential                                  $   748.6        $   720.0
       Commercial                                       166.1            158.0
       Industrial                                        23.9             22.7
                                                 -------------     ------------
                                                        938.6            900.7
                                                 -------------     ------------
    Transportation
       Residential                                        8.2              8.1
       Commercial                                        24.7             25.2
       Industrial                                        10.3             10.9
       Other                                              5.1              5.1
                                                 -------------     ------------
                                                         48.3             49.3
                                                 -------------     ------------
    Other revenues
       Revenue taxes                                     72.1             70.9
       Environmental cost recovery                       11.9              6.6
       Chicago Hub                                        1.9              1.4
       Other                                              6.0              6.2
                                                 -------------     ------------
                                                         91.9             85.1
                                                 -------------     ------------
                                                    $ 1,078.8        $ 1,035.1
                                                 =============     ============
Deliveries (Bcf)
    Sales
       Residential                                       96.3             99.9
       Commercial                                        21.1             21.6
       Industrial                                         3.1              3.2
                                                 -------------     ------------
                                                        120.5            124.7
                                                 -------------     ------------
    Transportation
       Residential                                        8.6              8.8
       Commercial                                        38.9             37.4
       Industrial                                        33.8             36.9
                                                 -------------     ------------
                                                         81.3             83.1
                                                 -------------     ------------
                                                        201.8            207.8
                                                 =============     ============
Customers at end of period (thousands)
    Sales
       Residential                                    1,781.2          1,759.0
       Commercial                                       118.1            115.8
       Industrial                                         7.4              7.4
                                                 -------------     ------------
                                                      1,906.7          1,882.2
                                                 -------------     ------------
    Transportation
       Residential                                      154.6            144.4
       Commercial                                        59.1             58.6
       Industrial                                         6.0              6.2
                                                 -------------     ------------
                                                        219.7            209.2
                                                 -------------     ------------
                                                      2,126.4          2,091.4
                                                 =============     ============

Other statistics
    Degree days                                         2,966            3,030
    Colder (warmer) than normal*                         (1)%             (2)%
    Average gas cost per Mcf sold                   $    6.90        $    6.30


*Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004. On a 6,000 degree day basis, the first quarter of 2005 is 4% warmer than normal.

Nicor Inc.                                                              Page 25
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Shipping Statistics

                                                      Three months ended
                                                           March 31
                                                     --------------------
                                                        2005      2004
                                                     ---------  ---------

         TEUs shipped (thousands)                        53.6       45.7
         Revenue per TEU                              $ 1,689    $ 1,484
         Ports served                                      25         25
         Vessels operated                                  19         16

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing, storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $85.3 million to $524.1 million in the 2005 first quarter from $438.8 million in the prior-year period.

In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million. The refund was attributable to a tax loss carryback associated with a change in tax accounting method, and it remains subject to Internal Revenue Service review and approval as part of normal ongoing audits.

Investing activities. Net cash flow used for investing activities increased $9.1 million to $47.3 million in the 2005 first quarter from $38.2 million in the prior-year period due primarily to higher capital spending.

Financing activities. Nicor Inc. and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas, which expired in April 2005. The company had $34.6 million, $490.0 million and $187.0 million of commercial paper borrowings outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The company is in compliance with the covenants relating to its short-term line of credit agreements at March 31, 2005. The company expects that funding from commercial paper and related backup line of credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

Nicor Inc.                                                              Page 26
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

On March 17, 2005 and on April 21, 2005, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable May 1, 2005 and August 1, 2005, respectively. The dividend declared in March 2005 was accrued as a liability at March 31, 2005.

Contractual obligations. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report on Form 10-K for a discussion of the company's contractual obligations.

In the first quarter of 2005, Tropical Shipping entered into additional operating leases totaling $51 million due primarily to extensions to vessel charter agreements. As of March 31, 2005 the company's operating lease commitments totaled $34.1 million for 2005, $27.1 million for 2006, $25.0 million for 2007, $24.7 million for 2008, $15.7 million for 2009 and $15.8 million after 2009.

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Performance-Based Rate Plan.

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

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days previously considered by the company as normal.

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity resulting in a rate of return on original-cost rate base of 9.03 percent.

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

Nicor Inc.                                                              Page 27
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

It is estimated that a 100-degree day variation from normal weather affects Nicor's gas distribution earnings by about 2-1/2 cents per share. External weather protection has not been purchased by the company because it also bears the partially offsetting weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In the first quarter of 2005 and 2004, the offsetting impact related to utility-bill management products was roughly one-third of the gas distribution weather effect.

American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Certain provisions of the Act may impact income taxes related to the undistributed earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005 at an effective federal income tax rate of
5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $14 million on approximately $39 million of cumulative undistributed earnings of its foreign subsidiaries through March 31, 2005 that are considered to be indefinitely invested in foreign operations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. The amount of cumulative undistributed tax basis earnings of its foreign subsidiaries is approximately $180 million at March 31, 2005. The amount of earnings that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors. These factors include a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, as well as the ongoing cash requirements of Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including the amount of distributions, if any, to its U.S. parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Accordingly, these financial statements do not reflect any impact of the Act.

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor expects to complete its evaluation of the Act no later than December 31, 2005.

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

Nicor Inc.                                                              Page 28
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------------------

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2005.

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

Shareholder Derivative Lawsuits. Certain Nicor executives and members of its Board of Directors are defendants in a consolidated derivative lawsuit. The parties have reached an agreement to settle the action which was approved by the court presiding over the matter on March 29, 2005, subject to an appeal process. In connection with the derivative settlement, Nicor's excess insurance carrier has paid $4 million to Nicor to settle certain claims Nicor had asserted arising out of the securities and derivative class action litigation. Pursuant to the terms of the settlement, Nicor will pay $3.5 million of that $4 million to plaintiff's attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments has been reflected in the Consolidated Statement of Operations. The $3.5 million payment is subject to recoupment in the event there is an appeal and the settlement is overturned on appeal. Further information about this lawsuit is presented within the Notes to the Consolidated Financial Statements - Note 14 Contingencies - Shareholder Derivative Lawsuits. See also the "Other contingencies" section for information on additional insurance recoveries.

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

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Consolidated Financial Statements - Note 4 Income Taxes and
Note 14 Contingencies.

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once verification has been made that the settlement is final (because no appeal has been filed or all appeal rights have been exhausted), the escrow will be terminated and the $29 million, plus interest, held by the escrow agent will be paid to Nicor. If and when that event occurs, the $29 million plus interest will be reflected in the Consolidated Statement of Operations. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

Market risks. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates.

There has been no material change in the company's exposure to market risk since the filing of the 2004 Annual Report on Form 10-K.

Energy trading activities. At March 31, 2005, Nicor Enerchange held derivative contracts with the following asset (liability) fair values, net (in millions):

                                                         Maturity
                                              -----------------------------
                                   Total      Less than   1 to 3    3 to 5
Source of Fair Value             Fair Value    1 Year     Years     Years
-----------------------------    ----------   ---------  --------  --------

Prices actively quoted           $    (1.0)   $   (1.0)  $     -   $     -
Prices based on pricing models          .3          .1        .2         -
                                 ----------   ---------  --------  --------
Total                            $     (.7)   $    (.9)  $    .2   $     -
                                 ==========   =========  ========  ========

Nicor Inc.                                                              Page 32
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (concluded)
         -------------------------------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Business Performance in the 2004 Annual Report on Form 10-K for a detailed discussion of additional factors that may affect the company's business performance.

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2004 Annual Report on Form 10-K for a discussion of the company's critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued three new pronouncements that have not yet been adopted by Nicor as of March 31, 2005. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and Staff Position SFAS No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). For more information, see the Notes to the Consolidated Financial Statements - Note 2 New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S.Attorney inquiries, and undue reliance should not be placed on such statements.

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and other fuel prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; tourism and construction in the Bahamas and Caribbean region; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Inc.                                                              Page 33
-------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

For disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks, which is incorporated herein by reference.

Item 4.  Controls and Procedures
-------  -----------------------

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and the Notes to the Consolidated Financial Statements - Note 11 Rate Proceeding and Note 14 Contingencies, which are incorporated herein by reference.

Nicor Inc.                                                              Page 34
-------------------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

(c) Issuer Purchases of Equity Securities.


                                                 Total Number    Approximate
                                                  of Shares      Dollar Value
                                                 Purchased as   of Shares that
                                                  Part of        May Yet Be
                          Total                   Publicly       Purchased
                        Number of    Average     Announced       Under the
                         Shares     Price Paid    Plans or       Plans or
      Period            Purchased   per Share    Programs (1)   Programs (1)
----------------------  ----------  ----------   ------------   --------------

January 1 to 31, 2005           -   $       -    $         -    $  21,513,176
February 1 to 28, 2005          -           -              -       21,513,176
March 1 to 31, 2005             -           -              -       21,513,176
                        ----------  ----------   ------------
                                -   $       -    $         -
                        ==========  ==========   ============

(1) In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during the first quarter of 2005.

Item 6.  Exhibits
-------  --------

 Exhibit
 Number                         Description of Document
 -------   --------------------------------------------------------------------
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

   3.05 * Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

   3.06 * Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

   3.07 * Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

   3.08 * Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

Nicor Inc.                                                              Page 35
-------------------------------------------------------------------------------

Item 6.  Exhibits (concluded)
-------  --------------------

   3.09 * By-Laws of the company as amended by the company's Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

  10.01 * Stock Payment Election Stock Deferral Plan Form. (File No. 1-7297, Form 8-K for February 15, 2005, Nicor Inc., Exhibit 99.1.)

  10.02 * Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

  10.03 * Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.02.)

  10.04 * 2005 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.03.)

  10.05    2005 Incentive Compensation Plan.

  10.06 Stipulation and Agreement of Settlement of Shareholder Derivative Litigation dated as of February 16, 2005.

  10.07    Final Judgment and Order of Dismissal dated as of March 29, 2005.

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

Nicor Inc.                                                              Page 36
-------------------------------------------------------------------------------

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Inc.

   May 3, 2005                       /s/ RICHARD L. HAWLEY
  -------------                      --------------------------
     (Date)                          Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer