Form 10-Q
period 2005-06-30
NICOR INC
filed 2005-08-05
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2005

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission File Number 1-7297

                                   NICOR INC.
            (Exact name of registrant as specified in its charter)



                Illinois                               36-2855175
        (State of Incorporation)                    (I.R.S. Employer
                                                  Identification Number)

           1844 Ferry Road
        Naperville, Illinois 60563-9600              (630)305-9500
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at July 29, 2005, were 44,148,027 shares.

Nicor Inc.

Table of Contents
-----------------

Glossary .................................................................  ii

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations:
             Three and six months ended
             June 30, 2005 and 2004 ........................................ 1

           Condensed Consolidated Statements of Cash Flows:
             Six months ended
             June 30, 2005 and 2004 ........................................ 2

           Condensed Consolidated Balance Sheets:
             June 30, 2005 and 2004, and
             December 31, 2004 ............................................. 3

           Notes to the Condensed Consolidated Financial Statements ........ 4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..... 33

   Item 4. Controls and Procedures ........................................ 33

Part II - Other Information

   Item 1. Legal Proceedings .............................................. 33

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .... 33

   Item 4. Submission of Matters to a Vote of Security Holders ............ 33

   Item 6. Exhibits ....................................................... 35

           Signature ...................................................... 36

Nicor Inc.

Glossary
--------

Chicago Hub. A wholly owned venture of Northern Illinois Gas Company (Nicor Gas) which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004.

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

Nicor Services. A wholly owned business that provides product warranty contracts, customer relationship management services, repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

Nicor Solutions. A wholly owned business that offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

Glossary (concluded)
--------------------

TEU. Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

Triton. Triton Container Investments LLC, a cargo container leasing company in which Nicor Inc. has an investment.

Tropical Shipping. A wholly owned business and a leading carrier of containerized freight in the Bahamas and the Caribbean region.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Six months ended
                                               June 30            June 30
                                          ------------------  -----------------
                                             2005     2004      2005     2004
                                          --------- --------  -------- --------

Operating revenues
   Gas distribution (includes revenue
    taxes of $27.4, $25.2, $99.6 and
    $96.1, respectively)                  $  372.2 $  338.4  $1,451.1  $1,373.5
   Shipping                                   92.3     72.4     182.8     140.2
   Other energy ventures                      33.8     33.5      80.5      85.2
   Corporate and eliminations                (13.9)   (14.8)    (50.2)    (53.7)
                                          --------- --------  -------- --------
                                             484.4    429.5   1,664.2   1,545.2
Operating expenses
   Gas distribution
    Cost of gas                              230.6    200.5   1,067.4     992.7
    Operating and maintenance                 58.6     54.6     127.5     118.5
    Depreciation                              38.6     37.4      77.3      74.6
    Taxes, other than income taxes            31.4     29.1     107.4     103.8
    Mercury-related costs, net                   -       .2        .1        .1
    Property sale gains                        (.1)    (5.5)      (.1)     (5.5)
   Shipping                                   82.0     65.5     160.3     129.1
   Other energy ventures                      29.1     28.1      77.4      76.9
   Litigation charges (recoveries), net      (29.4)       -     (29.9)     38.5
   Other corporate expenses and
     eliminations                            (14.4)   (13.5)    (51.0)    (50.9)
                                          --------- --------  -------- --------
                                             426.4    396.4   1,536.4   1,477.8
                                          --------- --------  -------- --------
Operating income                              58.0     33.1     127.8      67.4
Interest expense, net of amounts
  capitalized                                  9.9      8.3      22.1      19.5
Equity investment income, net                  1.9      1.7       3.9       2.9
Other income (expense), net                    2.1       .9       3.1       1.3
                                          --------- --------  -------- --------
Income before income taxes                    52.1     27.4     112.7      52.1
Income tax expense                            18.7      7.9      35.6      13.1
                                          --------- --------  -------- --------
Net income                                $   33.4  $  19.5   $  77.1  $   39.0
                                          ========= ========  ======== ========

Average shares of common stock outstanding
   Basic                                      44.1    44.1       44.1      44.0
   Diluted                                    44.4    44.3       44.4      44.2

Earnings per average share of common stock
   Basic                                  $    .76 $   .44   $   1.75  $    .89
   Diluted                                     .75     .44       1.74       .88

Dividends declared per share of common
   stock                                  $   .465 $  .465   $   .930  $   .930


The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                            Six months ended
                                                                June 30
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
Operating activities
   Net income                                              $  77.1    $  39.0
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                            86.2       83.6
      Deferred income tax expense                             13.3        3.0
      Gain on sale of property, plant and equipment              -       (5.5)
      Gain on whole-life insurance policy proceeds            (1.2)         -
      Changes in assets and liabilities:
        Receivables, less allowances                         265.6      195.7
        Gas in storage                                       172.9      190.3
        Deferred/accrued gas costs                            24.5       (4.9)
        Other assets                                           6.2      (22.8)
        Accounts payable                                     (31.4)      43.3
        Temporary last-in, first-out inventory
          liquidation                                        171.4       77.8
        Other liabilities                                    (25.4)      34.0
      Other items                                              2.1        1.6
                                                           --------   --------
   Net cash flow provided from operating activities          761.3      635.1
                                                           --------   --------

Investing activities
   Capital expenditures                                      (96.7)     (80.1)
   Sales (purchases) of restricted short-term
     investments                                                 -      (38.5)
   Purchases of available-for-sale securities                    -      (17.7)
   Proceeds from sales of available-for-sale securities          -        2.7
   Net (increase) decrease in other short-term
     investments                                             (22.4)       5.7
   Net proceeds from sale of property, plant and
     equipment                                                  .2        7.4
   Receipt of whole-life insurance policy proceeds             1.4          -
   Other investing activities                                 (1.7)       (.6)
                                                           --------   --------
   Net cash flow used for investing activities              (119.2)    (121.1)
                                                           --------   --------

Financing activities
   Commercial paper issuances with maturities
     over 90 days                                                -       35.0
   Commercial paper repayments with maturities
     over 90 days                                                -     (575.0)
   Net issuances (repayments) of commercial paper with
     maturities of 90 days or less                          (490.0)      94.0
   Dividends paid                                            (41.0)     (41.0)
   Borrowings against cash surrender value of life
     insurance policies                                          -       26.1
   Repayment of loan against cash surrender value of
     life insurance policies                                     -      (11.7)
   Other financing activities                                  1.8        1.2
                                                           --------   --------
   Net cash flow used for financing activities              (529.2)    (471.4)
                                                           --------   --------

Net increase in cash and cash equivalents                    112.9       42.6

Cash and cash equivalents, beginning of period                12.9       50.3
                                                           --------   --------

Cash and cash equivalents, end of period                   $ 125.8    $  92.9
                                                           ========   ========

Supplemental schedule of noncash investing and financing activities:

In the second quarter of 2004 one of Nicor's Directors and Officers insurance carriers paid $29.0 million into an escrow account as described in Note 4. Assets and liabilities were recorded as follows:

    Restricted short-term investments                                $   29.0
    Obligation related to restricted investments                         29.0

During the second quarter of 2005, the escrow arrangement was terminated and the full amount of the escrow of $29.0 million plus the earnings thereon of $0.4 million, was distributed to the company and recorded in income. The release of the amount from escrow and the change in the obligation related to restricted investment are netted in Investing activities above.


The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)


                                           June 30    December 31    June 30
                                             2005         2004          2004
                                         -----------  -----------   -----------
            Assets
            ------
Current assets
   Cash and cash equivalents             $    125.8   $     12.9    $     92.9
   Restricted short-term investments              -         29.1          67.5
   Short-term investments, at cost which
     approximates market                       65.4         41.2          29.9
   Receivables, less allowances of $30.6,
     $21.9 and $29.3, respectively            317.6        583.2         281.1
   Gas in storage                              47.8        220.7          43.3
   Deferred income taxes                       69.9         72.3          71.8
   Other                                       68.5         61.5          70.0
                                         -----------  -----------   -----------
                                              695.0      1,020.9         656.5
                                         -----------  -----------   -----------
Property, plant and equipment, at cost
   Gas distribution                         3,897.1      3,831.6       3,753.8
   Shipping                                   304.6        300.8         299.0
   Other                                       11.9         11.2           9.0
                                         -----------  -----------   -----------
                                            4,213.6      4,143.6       4,061.8
   Less accumulated depreciation            1,631.1      1,593.8       1,557.2
                                         -----------  -----------   -----------
                                            2,582.5      2,549.8       2,504.6
                                         -----------  -----------   -----------
Prepaid pension costs                         184.6        181.5         179.3
Long-term investments                         138.6        137.6         134.7
Other assets                                   70.8         85.4          81.4
                                         -----------  -----------   -----------
                                         $  3,671.5   $  3,975.2    $  3,556.5
                                         ===========  ===========   ===========

    Liabilities and Capitalization
    ------------------------------

Current liabilities
   Short-term borrowings                 $        -   $    490.0    $    129.0
   Accounts payable                           471.5        502.9         428.7
   Temporary last-in, first-out
     inventory liquidation                    171.4            -          77.8
   Accrued gas costs                           92.8         68.3          42.1
   Dividends payable                           20.5         20.5          20.5
   Obligations related to restricted
     investments                                  -         29.1          67.5
   Other                                       44.4         60.6          29.5
                                         -----------  -----------   -----------
                                              800.6      1,171.4         795.1
                                         -----------  -----------   -----------
Deferred credits and other liabilities
   Accrued future removal costs               730.5        706.4         694.0
   Deferred income taxes                      607.7        593.4         567.9
   Regulatory income tax liability             43.2         44.8          46.5
   Unamortized investment tax credits          32.8         33.8          34.2
   Other liabilities                          169.9        179.4         167.9
                                         -----------  -----------   -----------
                                            1,584.1      1,557.8       1,510.5
                                         -----------  -----------   -----------
Capitalization
  Long-term obligations
    Long-term bonds and notes, net of
      unamortized discount                    495.5        495.3         495.0
    Mandatorily redeemable preferred stock      1.4          1.6           1.6
                                         -----------  -----------   -----------
                                              496.9        496.9         496.6
                                         -----------  -----------   -----------
   Common equity
    Common stock                              110.4        110.2         110.1
    Paid-in capital                             7.5          5.6           4.7
    Retained earnings                         676.3        640.3         645.2
    Unearned compensation                       (.1)         (.2)          (.2)
    Accumulated other comprehensive
      loss, net                                (4.2)        (6.8)         (5.5)
                                         -----------  -----------   -----------
                                              789.9        749.1         754.3
                                         -----------  -----------   -----------
                                            1,286.8      1,246.0       1,250.9
                                         -----------  -----------   -----------
                                         $  3,671.5   $  3,975.2    $  3,556.5
                                         ===========  ===========   ===========


The accompanying notes are an integral part of these statements.

Nicor Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The following condensed unaudited consolidated financial statements of Nicor Inc. (Nicor) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.   ACCOUNTING POLICIES

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

                                           June 30   December 31   June 30
                                             2005       2004         2004
                                         ----------  -----------  ----------
   Regulatory assets
   Deferred environmental costs           $   17.7    $    35.4    $   31.5
   Unamortized losses on reacquired debt      19.3         19.9        20.4
   Deferred rate case costs                    3.6          2.9         1.2
   Other noncurrent regulatory assets           .3            -           -
                                         ----------  -----------  ----------
                                          $   40.9    $    58.2    $   53.1
                                         ==========  ===========  ==========

   Regulatory liabilities
   Accrued future removal costs -
     current                              $   12.1    $    11.6    $      -
   Accrued future removal costs -
     noncurrent                              730.5        706.4       694.0
   Accrued gas costs                          92.8         68.3        42.1
   Regulatory income tax liability            43.2         44.8        46.5
   Other noncurrent regulatory liabilities     5.0           .7         2.2
                                         ----------  -----------  ----------
                                          $  883.6    $   831.8    $  784.8
                                         ==========  ===========  ==========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in current other liabilities. Other noncurrent regulatory liabilities are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2005 were $26.7 million and $97.3 million, respectively, and $24.5 million and $94.0 million, respectively, for the same periods ending June 30, 2004.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively at that time.

Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor no later than December 31, 2005 and may be adopted either retrospectively or prospectively. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions or the method of adoption.

Share-Based Payment. In December 2004, the FASB issued SFAS No. 123 (revised
2004), Share-Based Payment (SFAS 123R). SFAS 123R requires entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation, as determined at the date of grant, over the related vesting period. SFAS 123R also requires certain share-based liabilities, such as stock appreciation rights, to be recorded at fair value, and most employee stock purchase plans that offer a discount of greater than five percent will be considered compensatory, which will require the entire discount to be charged to expense. The provisions of SFAS 123R are effective for Nicor beginning January 1, 2006 and the company is currently assessing which method of adoption will be used. The company continues to evaluate SFAS 123R and has not yet determined the impact of adopting its provisions. However, the implementation of this standard is not expected to have a material impact on the company's cash flow, financial position or results of operations.

At June 30, 2005, Nicor continues to apply the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. If compensation expense for stock options had been recognized based upon the fair value method, the impact on the company's net income and earnings per share would have been as follows (in millions, except per share data):

                                    Three months ended      Six months ended
                                         June 30                June 30
                                    ------------------     ------------------
                                      2005      2004         2005      2004
                                    --------  --------     --------  --------

 Net income
   As reported                      $  33.4   $  19.5      $  77.1    $ 39.0
   Less: Total stock-based
         employee compensation
         expense determined under
         the fair value method for
         all awards, net of tax          .3        .3           .6        .5
                                    --------  --------     --------  --------
   Pro forma                        $  33.1   $  19.2      $  76.5   $  38.5
                                    ========  ========     ========  ========


 Earnings per share
     Basic - As reported            $   .76   $   .44      $  1.75   $   .89
     Basic - Pro forma                  .75       .44         1.73       .88
     Diluted - As reported              .75       .44         1.74       .88
     Diluted - Pro forma                .75       .43         1.72       .87

The American Jobs Creation Act of 2004. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act) (FSP 109-2). FSP 109-2 provides additional time and guidance for companies to determine the Act's effects on their plans for reinvestment or repatriation. Accordingly, these financial statements do not reflect any impact of the Act. (See Note 6 Income and Other Taxes.)

4.   RESTRICTED SHORT-TERM INVESTMENTS

At June 30, 2004, Nicor had $67.5 million of restricted short-term investments and a corresponding $67.5 million current liability. The amounts were comprised of two escrow funds established in the second quarter of 2004. The first escrow fund was established by a $38.5 million payment under an agreement to settle securities class actions. Subsequent to final court approval of the settlement in July 2004, lead plaintiff's counsel became the sole custodian of that escrow fund and the fund was no longer reflected in the company's financial statements. The second escrow fund was established through a $29.0 million deposit by one of Nicor's Directors and Officers insurance carriers to be used to satisfy Nicor's directors' and officers' liabilities and expenses associated with claims asserted against them. On May 17, 2005 the restriction on this fund ceased, and the funds were released to the company. As of June 30, 2005 no restricted short-term investments remained. (See also Note 16 Contingencies.)

5.   SHORT-TERM DEBT

Nicor Inc. and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, three-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas which expired in April 2005. The company had no commercial paper borrowings outstanding at June 30, 2005, and $490.0 million and $129.0 million of commercial paper borrowings outstanding at December 31, 2004 and June 30, 2004, respectively. The company is in compliance with all debt covenants at June 30, 2005.

6.  INCOME AND OTHER TAXES

Effective Income Tax Rate. The effective income tax rate for the quarter ended June 30, 2005 increased to 35.9 percent from 29.0 percent for the prior-year period. The effective income tax rate for the six months ended June 30, 2005 also increased over the corresponding prior year rate to 31.6 percent from 25.1 percent. These increases reflect recording 2004 net litigation charges ($38.5 million) and 2005 net recoveries and earnings thereon ($29.9 million year-to-date and $29.4 million quarter-to-date) at Nicor's marginal tax rate of approximately 40 percent.

Tax Uncertainties. The company accrues income and other tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At June 30, 2005, December 31, 2004 and June 30, 2004, the company had accrued approximately $8.6 million, $6.3 million and $5.7 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits.

American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. Certain provisions of the Act may impact income taxes related to the earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005, at an effective federal income tax rate of 5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $15 million on approximately $43 million of cumulative undistributed earnings of its foreign subsidiaries through June 30, 2005 that are considered to be indefinitely invested in foreign operations. The amount of cumulative undistributed tax basis earnings of its foreign subsidiaries is approximately $190 million at June 30, 2005. The amount of earnings that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors. These factors include, without limitation, a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, as well as the ongoing cash requirements of Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including, without limitation, the amount of distributions, if any, to its United States parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount, if any, ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. Accordingly, these financial statements do not reflect any impact of the Act.

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor will complete its evaluation of the Act no later than December 31, 2005.

7.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $44.2 million, $205.0 million and $46.4 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at June 30, 2005, December 31, 2004 and June 30, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $549 million, $530 million and $517 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Derivative financial instruments are recorded by various Nicor subsidiaries at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $16.0 million and $(2.9) million, respectively, at June 30, 2005, $5.8 million and $(2.3) million, respectively, at December 31, 2004 and $6.8 million and $(2.6) million, respectively, at June 30, 2004. The fair value of derivative financial instruments held on June 30, 2005 relates primarily to Nicor Gas. The derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                             Pension        Health care and
                                             benefits       other benefits
                                          ---------------   ----------------
                                            2005    2004      2005     2004
                                          ------- -------   -------  -------

 Three months ended June 30
   Service cost                           $  2.3  $  2.2    $   .7   $   .6
   Interest cost                             3.9     3.9       2.6      2.5
   Expected return on plan assets           (8.3)   (7.9)      (.2)     (.2)
   Recognized net actuarial loss              .4      .5       1.1      1.2
   Amortization of prior service cost         .2      .2         -        -
                                          ------- -------   -------  -------
   Net periodic benefit cost (credit)     $ (1.5) $ (1.1)   $  4.2   $  4.1
                                          ======= =======   =======  =======

 Six months ended June 30
   Service cost                           $  4.7  $  4.5    $  1.3   $  1.2
   Interest cost                             7.8     7.9       5.2      5.1
   Expected return on plan assets          (16.6)  (15.9)      (.5)     (.5)
   Recognized net actuarial loss              .7     1.0       2.4      2.3
   Amortization of prior service cost         .3      .3         -        -
                                          ------- -------   -------  -------
   Net periodic benefit cost (credit)     $ (3.1) $ (2.2)   $  8.4    $ 8.1
                                          ======= =======   =======  =======

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million and $1.2 million for the three and six month periods ended June 30, 2005, respectively. This reduction was offset by general medical cost increases.

10.   EQUITY INVESTMENT INCOME, NET

Equity investment income, net totaled $1.9 million and $3.9 million, respectively, for the three and six-month periods ended June 30, 2005 and $1.7 million and $2.9 million, respectively, for the same periods ended June 30, 2004. These amounts include investment income from Triton, a cargo container leasing company, of $1.8 million and $3.6 million, respectively, for the three and six-month periods ended June 30, 2005 and $1.5 million and $3.0 million, respectively, for the periods ended June 30, 2004.

Nicor received cash distributions from equity investees for the three and six-month periods ended June 30, 2005 of $1.4 million and $2.5 million, respectively, and $1.9 million and $2.9 million, for the same periods ended June 30, 2004, respectively.

11.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                        Three months ended   Six months ended
                                            June 30              June 30
                                        ------------------   ----------------
                                          2005      2004       2005     2004
                                        --------  --------   -------  -------

Net income                              $  33.4   $  19.5    $ 77.1   $ 39.0
Other comprehensive income, after tax        .2        .4       2.6       .5
                                        --------  --------   -------  -------
Total comprehensive income              $  33.6   $  19.9    $ 79.7   $ 39.5
                                        ========  ========   =======  =======

Net other comprehensive income in the six-month period ended June 30, 2005 consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures and other equity-method investees, coupled with the reduction in the minimum pension liability of an unfunded supplemental retirement plan.

12.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):



                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations  Consolidated
                                      ------------  ----------  ---------  -------------  ------------


  Three months ended June 30, 2005
   Operating revenues
    External customers                $      358.2  $     92.3  $   33.9   $          -   $      484.4
    Intersegment                              14.0           -       (.1)         (13.9)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $      372.2  $     92.3  $   33.8   $      (13.9)  $      484.4
                                      ============  ==========  =========  =============  ============

   Operating income                   $       13.1  $     10.3  $    4.7   $       29.9   $       58.0

  Three months ended June 30, 2004
   Operating revenues
    External customers                $      323.9  $     72.4  $   33.2   $          -   $      429.5
    Intersegment                              14.5           -        .3          (14.8)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $      338.4  $     72.4  $   33.5   $      (14.8)  $      429.5
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $       22.1  $      6.9  $    5.4   $       (1.3)  $       33.1

  Six months ended June 30, 2005
   Operating revenues
    External customers                $    1,405.8  $    182.8  $   75.6   $          -   $    1,664.2
    Intersegment                              45.3           -       4.9          (50.2)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $    1,451.1  $    182.8  $   80.5   $      (50.2)  $    1,664.2
                                      ============  ==========  =========  =============  ============

   Operating income                   $       71.5  $     22.5  $    3.1   $       30.7   $      127.8

  Six months ended June 30, 2004
   Operating revenues
    External customers                $    1,323.9  $    140.2  $   81.1   $          -   $    1,545.2
    Intersegment                              49.6           -       4.1          (53.7)             -
                                      ------------  ----------  ---------  -------------  ------------
                                      $    1,373.5  $    140.2  $   85.2   $      (53.7)  $    1,545.2
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $       89.3  $     11.1  $    8.3   $      (41.3)  $       67.4




The majority of intersegment revenues represent gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions. Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer's utility bills from Nicor Gas. Intersegment revenues are eliminated in the consolidated financial statements.

The $30.7 million operating income in the "Corporate and eliminations" column for the six months ended June 30, 2005 includes $0.5 million and $29.4 million of net recoveries in the first and second quarters, respectively, related to reimbursements of costs incurred by Nicor. The $41.3 million operating loss in the "Corporate and eliminations" column for the six months ended June 30, 2004 includes a $38.5 million litigation charge. Both the 2005 net recoveries and the 2004 litigation charge relate to shareholder derivative lawsuits and securities class action lawsuits. See Note 16 Contingencies - Securities Class Actions and Shareholder Derivative Lawsuits. Corporate operating expenses also include unallocated legal and business development costs.

13.   RATE PROCEEDING

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

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months, from the date of the company's filing, to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity and a rate of return on original-cost rate base of 9.03 percent.

14.   COMMITMENTS

During the first half of 2005, property, plant and equipment purchase obligations decreased $12.6 million to $19.6 million at June 30, 2005. These commitments are mostly related to computer system upgrades and additional freight-handling equipment.

In the first half of 2005, Tropical Shipping's operating lease commitments increased $51.3 million due primarily to the extension of vessel charter agreements. Tropical Shipping has certain equipment operating leases with early termination and renewal options. Total rent expense during the three and six-month periods ended June 30, 2005 was $8.9 million and $17.6 million, respectively, compared to $6.3 million and $12.1 million for the prior-year periods.

Nicor has operating lease commitments with payments due during each calendar year as follows (in millions):
                                                               After
                        2005    2006    2007    2008    2009    2009    Total
                       ------  ------  ------  ------  ------  ------  --------

Operating leases       $ 34.3  $ 27.1  $ 25.1  $ 24.7  $ 15.7  $ 15.8  $ 142.7

15.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's Condensed Consolidated Balance Sheet, while the obligations of its unconsolidated equity investments are not. As of June 30, 2005 Nicor had guaranteed the payment of $0.8 million of lease obligations extending through February 2007, in support of one of its unconsolidated equity investee's operations, and no liability has been recorded for this guarantee. Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. (TEL), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $6 million at June 30, 2005. Nicor believes the likelihood of any such payment by TEL is either remote, or the fair value of the guarantee is immaterial, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning (HVAC) equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.1 million and $2.2 million were incurred in the three and six months ended June 30, 2005, respectively, and $1.1 million and $2.0 million, respectively, for the same periods last year.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 16 Contingencies - Manufactured Gas Plant Sites, Nicor believes the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the three and six-month periods ended June 30, 2005 and 2004. As of June 30, 2005, the company had recorded a remaining estimated future liability of $0.4 million in connection with these indemnifications. The company does not expect to incur significant additional costs under these indemnifications.

16.   CONTINGENCIES

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office (IAGO) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2005.

Nicor Energy. Nicor is a 50-percent owner of Nicor Energy, a retail energy marketing joint venture with Dynegy Marketing and Trade.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made by Nicor in restated financial statements previously filed with the SEC.

Nicor Energy has disposed of all of its customer accounts and continues to liquidate its remaining assets and resolve remaining contingent liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains upon the receipt of cash from Nicor Energy. No recoveries occurred during 2004 or in the first half of 2005, and any future gains or losses are not expected to be material.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's cash flow, financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

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

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (Chairman and former CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all of the then members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which were consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs alleged that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contended that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs sought compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but did not seek any damages against the company. On January 25, 2005, Nicor announced that its Board of Directors had approved a preliminary agreement to settle the above referenced action. Under the terms of the settlement, all claims against the defendants would be dismissed without any finding or admission of wrongdoing or liability. The settlement obligated Nicor to adopt certain new corporate governance policies and required the payment of $3.5 million in attorneys' fees and expenses to plaintiffs' counsel out of the Directors and Officers (D&O) insurance proceeds described below. The court granted final approval of the settlement and entered an Order of Dismissal on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor's excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiffs' attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected as "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations in the first quarter of 2005.

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

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services. Nicor, Nicor Gas and Nicor Services are defendants in the case. The plaintiff alleges deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff is seeking damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney's fees and costs. Nicor is unable to predict the likely outcome of this litigation or the named defendants' potential exposure related thereto (if any).

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2006. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

As of June 30, 2005, Nicor Gas had remaining an estimated liability of $19.0 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The insurers have filed an appeal of the judgment. Accordingly, the company has not reflected the $10.2 million in its financial statements.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2005 the company had recorded a liability of $23.4 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. The company has reached a settlement in the above referenced proceeding, which did not have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision.

On April 27, 2004 one of Nicor's D&O insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the related shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings, held by the escrow agent was paid to Nicor in the second quarter of 2005. The above referenced amount has been reflected in "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations for the quarter ending June 30, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

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

Item 2.    Managements Discussion and Analysis of Financial Condition and
-------    --------------------------------------------------------------
           Results of Operations
           ---------------------

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. (Nicor) 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

SUMMARY

Nicor is a holding company with two principal business segments - gas distribution and shipping. Northern Illinois Gas Company (Nicor Gas) is one of the nation's largest natural gas distribution companies, and it is Nicor's primary business. Tropical Shipping, Nicor's second largest business, is a containerized shipping business serving the Bahamas and the Caribbean region. Nicor also owns or has equity interests in several energy-related businesses.

Net income and diluted earnings per common share are presented below for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions, except per share data):

                                        Three months ended  Six months ended
                                             June 30            June 30
                                        ------------------  -----------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  -------

Net income                              $  33.4   $  19.5   $  77.1   $ 39.0
Diluted earnings per average share
   of common stock                      $   .75   $   .44   $  1.74   $  .88

Net income and diluted earnings per share for the first half of 2005 versus the corresponding period in the prior year were impacted significantly by the absence of last year's first-quarter litigation settlement charge ($38.5 million pretax or $0.52 per share) coupled with net 2005 year-to-date insurance recoveries and earnings thereon ($29.9 million pretax or $0.41 per share) related to securities class actions and derivative lawsuits. Similarly, results for the three months ended June 30, 2005 reflect the $29.4 million pretax portion of net 2005 recoveries (or $0.40 per share) that occurred in the second quarter. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Securities Class Actions and Shareholder Derivative Lawsuits.

Second-quarter and first-half 2005 earnings also reflect lower operating results in the company's gas distribution business and other energy-related businesses, offset in part by higher operating results in the company's shipping business.

Operating income (loss) by major business segment is presented below (in millions):
                                        Three months ended  Six months ended
                                             June 30            June 30
                                        ------------------  -----------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  -------

   Gas distribution                     $  13.1   $  22.1   $  71.5   $  89.3
   Shipping                                10.3       6.9      22.5      11.1
   Other energy ventures                    4.7       5.4       3.1       8.3
   Corporate and eliminations              29.9      (1.3)     30.7     (41.3)
                                        --------  --------  --------  -------
                                        $  58.0   $  33.1   $ 127.8   $  67.4
                                        ========  ========  ========  =======

The following summarizes operating income (loss) comparisons by major business segment:

o Gas distribution operating income decreased $9.0 million to $13.1 million in the second quarter of 2005, compared to $22.1 million for the year-earlier period, due primarily to lower property sale gains ($5.4 million lower), higher operating and maintenance expenses ($4.0 million increase) and higher depreciation ($1.2 million increase).

      The $17.8 million decrease in operating income for the six-month period ended June 30, 2005 compared to the year-earlier period was due primarily to higher operating and maintenance expenses ($9.0 million increase), lower gains on property sales ($5.4 million lower) and higher depreciation ($2.7 million increase).

o Shipping operating income increased $3.4 million and $11.4 million for the three and six months ended June 30, 2005, respectively, compared with the year-earlier periods, due primarily to an increase in revenue ($19.9 million and $42.6 million, respectively) driven by higher volumes shipped and higher average rates across substantially all ports. The three-month revenue increase was partially offset by increased operating expenses of $16.5 million resulting from higher inland transportation, payroll and benefits, fuel, voyage, vessel charter and port costs. The six-month increase was partially offset by increased operating expenses of $31.2 million resulting from higher inland transportation, voyage, payroll and benefits, fuel, vessel charter and port costs.

o Operating results from Nicor's other energy ventures decreased $0.7 million and $5.2 million for the three and six-month periods, respectively. The three-month decrease reflects lower operating results at Nicor's energy-related products and services businesses.

      The comparative year-to-date decrease in operating results from Nicor's other energy ventures ($5.2 million) is due in large part to lower operating results at Nicor's wholesale natural gas marketing business, Nicor Enerchange ($7.4 million), reflecting unfavorable fair value adjustments related to derivative instruments used to hedge future sales of natural gas inventory, offset in part by higher results at Nicor's energy-related products and services businesses ($2.3 million). Nicor Enerchange purchases and holds gas in storage to earn a profit margin from its ultimate sale in the future. Nicor Enerchange uses derivative instruments to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The earnings volatility resulting from this accounting can be significant from period to period.

o The increase in the second quarter 2005 operating income attributed to "Corporate and eliminations" of $31.2 million was due primarily to $29.4 million of pretax income recorded for insurance proceeds and earnings thereon for the partial reimbursement of costs related to a shareholder class action and a related derivative lawsuit. See Note 16 Contingencies - Other.

      The $72.0 million increase in operating income for the six-month period ended June 30 attributed to "Corporate and eliminations" is due primarily to this net recovery of $29.4 million and a smaller first-quarter recovery ($4.0 million) net of a first-quarter charge for the derivative suit ($3.5 million) and the absence of last years' securities class action settlement charge ($38.5 million). For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                        Three months ended   Six months ended
                                             June 30             June 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

   Gas distribution                     $ 372.2   $ 338.4   $1,451.1  $1,373.5
   Shipping                                92.3      72.4      182.8     140.2
   Other energy ventures                   33.8      33.5       80.5      85.2
   Corporate and eliminations             (13.9)    (14.8)     (50.2)    (53.7)
                                        --------  --------  --------  --------
                                        $ 484.4   $ 429.5   $1,664.2  $1,545.2
                                        ========  ========  ========  ========

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. For the 2005 three and six-month periods compared with a year ago, revenues increased $33.8 million and $77.6 million due primarily to higher natural gas costs ($51.5 million and $123.6 million increases, respectively), partially offset by lower demand unrelated to weather (approximately $15 million and $30 million decreases, respectively), and the impact of warmer weather (approximately $10 million and $30 million decreases, respectively).

Second quarter and year-to-date 2005 shipping revenues increased $19.9 million and $42.6 million respectively, due to increased volumes shipped and higher average rates across substantially all ports, reflecting higher volumes driven by economic investment, increased tourism and post-hurricane construction activity in the Caribbean region and the Bahamas. Rates were higher due to general rate increases across most markets and higher cost-recovery surcharges for fuel and security.

Year-to-date 2005 revenues for other energy ventures decreased compared to the year-earlier revenues as a result of lower revenues at Nicor Enerchange ($8.4 million) due primarily to unfavorable fair value adjustments related to the aforementioned Enerchange derivative contracts. This reduction was partially offset by $3.8 million of improved revenues at Nicor's energy-related products and services businesses.

"Corporate and eliminations" reflects primarily the elimination of gas distribution revenues against Nicor Solutions' expenses for customers purchasing utility-bill management products.

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

For the quarter and the six-month period, gas distribution margin was relatively flat compared to the prior-year periods. A reconciliation of gas distribution revenues and margin follows (in millions):

                                        Three months ended   Six months ended
                                             June 30             June 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

   Gas distribution revenues            $ 372.2   $ 338.4   $1,451.1  $1,373.5
   Cost of gas                           (230.6)   (200.5)  (1,067.4)   (992.7)
   Revenue tax expense                    (26.7)    (24.5)     (97.3)    (94.0)
                                        --------  --------  --------  --------
   Gas distribution margin              $ 114.9   $ 113.4   $  286.4  $  286.8
                                        ========  ========  ========  ========

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $4.0 million to $58.6 million in the second quarter of 2005 from $54.6 million in the prior-year period due primarily to increases in bad debt expenses ($1.1 million increase), natural gas costs to operate company equipment and facilities ($1.0 million increase) and labor and employee benefit-related costs ($1.0 million increase). The $9.0 million increase in the six-month period was due primarily to increases in bad debt expenses ($2.8 million increase), labor and employee benefit-related costs ($2.8 million increase), general claims ($2.1 million increase) and natural gas costs to operate company equipment and facilities ($1.5 million increase).

Shipping operating expenses. Shipping segment operating expenses increased $16.5 million in the second quarter of 2005 due primarily to higher inland transportation, fuel, voyage and port costs ($9.0 million increase), payroll and benefits costs ($2.8 million increase), and vessel charter costs ($2.1 million increase) driven largely by higher volumes shipped.

For the 2005 six-month period, shipping segment operating expenses increased $31.2 million to $160.3 million due primarily to higher inland transportation, voyage, fuel and port costs ($17.2 million increase), payroll and benefits costs ($4.7 million increase), and vessel charter costs ($4.5 million increase) driven largely by higher volumes shipped.

Litigation charges (recoveries), net. During the second quarter 2005, the company recorded $29.4 million of pretax income related to the recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled. The $0.5 million pretax net recovery in the first quarter of 2005 included a shareholder derivative action settlement ($3.5 million pretax) and a related Directors and Officers insurance recovery ($4.0 million). In the first quarter of 2004, the company recorded a $38.5 million pretax litigation charge related to an agreement to settle the securities class actions. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other.

Interest expense, net of amounts capitalized. Interest expense for the quarter ended June 30, 2005 increased $1.6 million over the comparative period, primarily reflecting interest on tax deficiencies ($2.2 million increase) mostly related to the current year absence of a favorable IRS settlement in 2004 coupled with higher average rates on corporate borrowings ($1.5 million increase). This increase was partially offset by the impact of lower interest expense due to a reduction in corporate borrowing levels ($2.0 million decrease).

Interest expense for the comparative period ended June 30, 2005 increased $2.6 million over the year-earlier period, primarily reflecting interest on tax deficiencies ($2.2 million increase) mostly related to the current year absence of a favorable IRS settlement in 2004 coupled with the net impact of higher interest expense due to an increase in average rates ($3.2 million increase) on lower borrowing levels ($2.8 million decrease).

Equity investment income, net. Equity investment income was relatively flat quarter-over-quarter but year-to-date increased $1.0 million to $3.9 million due primarily to higher income from Triton Container Investments LLC (Triton), a cargo container leasing business.

Other income (expense), net. Other income increased $1.2 million and $1.8 million, respectively, for the 2005 three and six-month periods compared with a year ago reflecting primarily earnings on higher investment balances.

Income taxes. The effective income tax rate for the quarter ended June 30, 2005 increased to 35.9 percent from 29.0 percent for the prior-year period. The effective income tax rate for the six months ended June 30, 2005 also increased over the corresponding prior-year rate to 31.6 percent from 25.1 percent. These increases reflect recording 2004 net litigation charges ($38.5 million) and 2005 net recoveries and earnings thereon ($29.9 million year-to-date and $29.4 million quarter-to-date) at Nicor's marginal tax rate of approximately 40 percent.

Nicor Inc.
Gas Distribution Statistics


                                   Three months ended     Six months ended
                                        June 30               June 30
                                   ------------------   --------------------
                                     2005      2004        2005      2004
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                    $  239.7  $  216.2   $   988.3  $   936.2
    Commercial                         52.9      48.3       219.0      206.3
    Industrial                          6.7       5.8        30.6       28.5
                                   --------  --------   ---------  ---------
                                      299.3     270.3     1,237.9    1,171.0
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         6.2       5.0        14.3       13.1
    Commercial                         14.8      13.8        39.5       38.9
    Industrial                          8.6       9.4        19.0       20.3
    Other                               2.5       2.2         7.6        7.4
                                   --------  --------   ---------  ---------
                                       32.1      30.4        80.4       79.7
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      27.4      25.2        99.6       96.1
    Environmental cost recovery         2.7       3.3        14.5        9.9
    Chicago Hub                         3.3       2.6         5.2        4.0
    Other                               7.4       6.6        13.5       12.8
                                   --------  --------   ---------  ---------
                                       40.8      37.7       132.8      122.8
                                   --------  --------   ---------  ---------
                                   $  372.2  $  338.4   $ 1,451.1  $ 1,373.5
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        22.9      24.9       119.2      124.9
    Commercial                          5.3       5.8        26.4       27.4
    Industrial                           .7        .7         3.7        3.9
                                   --------  --------   ---------   --------
                                       28.9      31.4       149.3      156.2
                                   --------  --------   ---------   --------
   Transportation
    Residential                         2.9       2.1        11.6       10.9
    Commercial                         13.2      12.3        52.0       49.7
    Industrial                         25.7      26.2        59.6       63.1
                                   --------  --------   ---------   --------
                                       41.8      40.6       123.2      123.7
                                   --------  --------   ---------   --------
                                       70.7      72.0       272.5      279.9
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,774.7   1,769.5
    Commercial                        117.9     115.9
    Industrial                          7.3       7.4
                                   --------  --------
                                    1,899.9   1,892.8
                                   --------  --------
   Transportation
    Residential                       160.9     133.9
    Commercial                         58.1      57.3
    Industrial                          6.0       6.0
                                   --------  --------
                                      225.0     197.2
                                   --------  --------
                                    2,124.9   2,090.0
                                   ========  ========

Other statistics
   Degree days                          580       591       3,546      3,621
   Colder (warmer) than normal*       (16)%     (12)%        (4)%       (4)%
   Average gas cost per Mcf sold     $ 7.85    $ 6.28      $ 7.08     $ 6.30

   *Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days for 2004. On a 6,000 degree day basis, the three and six month periods ended June 30, 2005, were 14% and 6% warmer than the prior-year periods, respectively.

Shipping Statistics

                                        Three months ended   Six months ended
                                             June 30             June 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

  TEUs shipped (thousands)                 54.2      46.8     107.8      92.5
  Revenue per TEU                       $ 1,702   $ 1,546   $ 1,696   $ 1,516

  At end of period
    Ports served                             25       25
    Vessels operated                         19       17

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $126.2 million to $761.3 million for 2005 year-to-date from $635.1 million in the prior-year period.

Investing activities. Cash used for investing activity was relatively flat year-over-year. For the six month periods ended June 30, 2005 and 2004, cash used for investing activities was $119.2 million and $121.1 million, respectively.

Financing activities. Nicor Inc. and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, three-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas, which expired in April 2005. The company had no commercial paper borrowings outstanding at June 30, 2005, and $490.0 million and $129.0 million of commercial paper borrowings outstanding at December 31, 2004 and June 30, 2004, respectively. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and or new credit agreements, which the company is in the process of establishing. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements. The company is in compliance with all debt covenants at June 30, 2005.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

On April 21, 2005, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable August 1, 2005. On July 21, 2005, Nicor announced a quarterly dividend on common stock of 46.5 cents per share payable November 1, 2005. The dividend declared in April 2005 was accrued as a liability as of June 30, 2005.

Contractual obligations. Nicor Gas' natural gas purchase obligations increased approximately $300 million from year-end due to the execution of additional natural gas purchase agreements and expected higher future natural gas prices partially offset by payments made in connection with natural gas purchases completed under such agreements. The company contracts for its winter purchase requirements several months preceding the heating season. Pricing for these agreements is generally based on future market prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report on Form 10-K for further discussion of the company's contractual obligations.

In the first half of 2005, Tropical Shipping's operating leases increased $51.3 million due primarily to the extension of vessel charter agreements. Tropical Shipping has certain equipment operating leases with early termination and renewal options. Total rent expense during the three and six-month periods ended June 30, 2005 was $8.9 million and $17.6 million, respectively, compared to $6.3 million and $12.1 million for the corresponding prior-year periods.

Nicor has operating lease commitments with payments due during each calendar year as follows (in millions):
                                                               After
                        2005    2006    2007    2008    2009    2009    Total
                       ------  ------  ------  ------  ------  ------  --------

Operating leases       $ 34.3  $ 27.1  $ 25.1  $ 24.7  $ 15.7  $ 15.8  $ 142.7

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are only changed through a rate case proceeding with the ICC and are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented below and within the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Performance-Based Rate Plan.

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

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months, from the date of the company's filing, to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately

$83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of commonequity resulting in a rate of return on original-cost rate base of 9.03 percent.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

It is estimated that a 100-degree day variation from normal weather affects Nicor's gas distribution earnings by about 2-1/2 cents per share. External weather protection has not been purchased by the company because it also bears the partially offsetting weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. For the six months ended June 30, 2005, the offset was about one-third and for the prior-year period the amount was insignificant.

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

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $15 million on approximately $43 million of cumulative undistributed earnings of its foreign subsidiaries through June 30, 2005 that are considered to be indefinitely invested in foreign operations. The amount of cumulative undistributed tax basis earnings of its foreign subsidiaries is approximately $190 million at June 30, 2005. The amount of earnings that may ultimately be repatriated in 2005, and therefore potentially subject to the 5.25 percent effective tax rate discussed above, will be impacted by several factors. These factors include, without limitation, a determination of the maximum eligible repatriation amount under provisions of the Act and other federal income tax rules and regulations, as well as the ongoing cash requirements of Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including, without limitation, the amount of distributions, if any, to its United States parent and the clarification of certain provisions of the Act and its impact on other federal income tax rules and regulations. Nicor is currently assessing the impact, if any, of the provisions of the Act on the amount, if any, ultimately to be repatriated and is therefore unable to determine, at this time, the impact of the Act on its financial statements. Accordingly, these financial statements do not reflect any impact of the Act.

Any future adjustments to income tax expense that may result from the Act will depend on the amount, if any, of foreign earnings that are repatriated or expected to be repatriated to the United States. Such adjustments could be material to the results of operations in the period recorded. Nicor expects to complete its evaluation of the Act no later than December 31, 2005.

Other Tax Related Item. In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million. The refund was attributable to a tax loss carryback associated with a change in tax accounting method, and it remains subject to Internal Revenue Service review and approval as part of normal ongoing audits.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office (IAGO) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2005.

Nicor Energy. Significant events occurred in 2002 and 2003 relating to Nicor's 50-percent interest in Nicor Energy. Information about these events is presented within the Notes to the Condensed Consolidated Financial Statements -
Note 16 Contingencies - Nicor Energy.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company's cash flow, financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor's potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Nicor and certain of its executives were defendants in a consolidated class action lawsuit. Information about the settlement of this action is presented within the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain Nicor executives and members of its Board of Directors were defendants in a consolidated derivative lawsuit. The parties reached an agreement to settle the action which was approved by the court presiding over the matter on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor's excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiff's attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected in the Condensed Consolidated Statement of Operations in the first quarter of 2005. Further information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Shareholder Derivative Lawsuits. See also the "Other contingencies" section for information on additional insurance recoveries.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services is a defendant in a purported class action. Information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements - Note 16 Contingencies - Fixed Bill Service.

Gas Line ComfortGuard Service. Nicor, Nicor Gas and Nicor Services are defendants in a purported class action. Information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements -
Note 16 Contingencies - Gas Line ComfortGuard Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Condensed Consolidated Financial Statements - Note 6 Income and Other Taxes and Note 16 Contingencies.

On April 27, 2004 one of Nicor's Directors and Officers (D&O) insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings, held by the escrow agent was paid to Nicor in the second quarter of 2005. The above referenced amount has been reflected in "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations for the quarter ending June 30, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

Market risks. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates.

There has been no material change in the company's exposure to market risk since the filing of the 2004 Annual Report on Form 10-K.

Energy trading activities. At June 30, 2005, Nicor Enerchange held derivative contracts with the following asset (liability) fair values, net (in millions):

                                                              Maturity
                                                    ---------------------------
                                           Total    Less than   1 to 3   3 to 5
Source of Fair Value                    Fair Value   1 Year     Years    Years
-----------------------------           ----------  ---------  -------  -------

Prices actively quoted                  $   (1.6)   $  (1.5)   $  (.1)  $    -
Prices based on pricing models                .3          -        .3        -
                                        ----------  ---------  -------  -------
Total                                   $   (1.3)   $  (1.5)   $   .2   $    -
                                        ==========  =========  =======  =======

Other. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Business Performance in the 2004 Annual Report on Form 10-K for a detailed discussion of additional factors that may affect the company's business performance.

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2004 Annual Report on Form 10-K for a discussion of the company's critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued the following new pronouncements that have not yet been adopted by Nicor as of June 30, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and Staff Position SFAS No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. These pronouncements are currently under review by the company. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 3 New Accounting Pronouncements.

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

Item 4.    Controls and Procedures
-------    ------------------------

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation).

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and the Notes to the Condensed Consolidated Financial Statements - Note 13 Rate Proceeding and Note 16 Contingencies, which are incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
-------    -----------------------------------------------------------

(c)  Issuer Purchases of Equity Securities

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2005 or 2004. As of June 30, 2005, $21,513,176 remained authorized for the repurchase of common stock.

Item 4.    Submission of Matters to a Vote of Securities Holders
-------    -----------------------------------------------------

The Annual Meeting of Stockholders of the company was held on April 21, 2005 for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors' solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 22, 2005.

Nominees for directors, as listed in the proxy statement, were elected as indicated below. There were no "broker nonvotes." Votes were cast as follows:

                   Nominee                     For         Withheld
           -----------------------         ----------     ----------
           Robert M. Beavers, Jr.          37,198,219      1,064,845
           Bruce P. Bickner                36,550,008      1,713,056
           John H. Birdsall, III           34,863,410      3,399,654
           Thomas A. Donahoe               36,484,691      1,778,373
           Thomas L. Fisher                37,074,413      1,188,651
           John E. Jones                   36,280,063      1,983,001
           Dennis J. Keller                37,233,781      1,029,283
           R. Eden Martin                  37,402,813        860,251
           William A. Osborn               32,599,869      5,663,195
           John Rau                        36,482,711      1,780,353
           John F. Riordan                 37,154,470      1,108,594
           Russ M. Strobel                 37,211,138      1,051,926

The stockholders ratified the appointment of Deloitte & Touche LLP as independent public accountants of the company for 2005. Votes were cast as follows:

                 For             Against         Abstain
            --------------    -------------   -------------
              37,589,255         308,458         365,349

Item 6.    Exhibits
-------    --------

  Exhibit
  Number                           Description of Document
  -------     -----------------------------------------------------------------

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

    31.01     Rule 13a-14(a)/15d-14(a) Certification.

    31.02     Rule 13a-14(a)/15d-14(a) Certification.

    32.01     Section 1350 Certification.

    32.02     Section 1350 Certification.

* These exhibits have been previously filed with the United States Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

   Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Inc.

    August 4, 2005                   /s/ RICHARD L. HAWLEY
    --------------                   --------------------------
       (Date)                        Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer