Form 10-Q
period 2005-09-30
NICOR INC
filed 2005-11-04
CIK 72020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at October 27, 2005, were 44,176,687 shares.

Nicor Inc.

Table of Contents
-----------------

Glossary ................................................................... ii

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2005 and 2004 ...................................  1

           Condensed Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2005 and 2004 ...................................  2

           Condensed Consolidated Balance Sheets:
             September 30, 2005 and 2004, and
             December 31, 2004 .............................................  3

           Notes to the Condensed Consolidated Financial Statements.........  4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................. 20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 36

   Item 4. Controls and Procedures ......................................... 36

Part II - Other Information

   Item 1. Legal Proceedings ............................................... 36

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...... 37

   Item 6. Exhibits ........................................................ 37

   Signature ............................................................... 39

Nicor Inc.

Glossary
--------

Chicago Hub. A wholly owned venture of Northern Illinois Gas Company, doing business as Nicor Gas Company ("Nicor Gas") which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

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

Nicor Services. A wholly owned business that provides customer relationship management services to businesses and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

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

Tropical Shipping. A wholly owned business and a leading carrier of containerized freight in the Bahamas and the Caribbean region.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
                                          Three months ended  Nine months ended
                                             September 30       September 30
                                          ------------------  -----------------
                                             2005     2004      2005     2004
                                          --------- --------  --------  -------

Operating revenues
   Gas distribution (includes revenue taxes
    of $12.8, $13.4, $112.4 and $109.5,
    respectively)                          $ 241.5  $ 225.1  $1,692.6  $1,598.6
   Shipping                                   91.9     73.2     274.7     213.3
   Other energy ventures                       9.2      9.7      89.7      94.9
   Corporate and eliminations                 (6.6)    (8.1)    (56.8)    (61.7)
                                           -------- --------  --------  -------
                                             336.0    299.9   2,000.2   1,845.1
Operating expenses
   Gas distribution
    Cost of gas                              134.9    118.4   1,202.3   1,111.1
    Operating and maintenance                 51.0     55.3     178.4     173.9
    Depreciation                              38.6     37.2     115.9     111.8
    Taxes, other than income taxes            16.6     17.1     124.0     120.8
    Mercury-related costs
     (recoveries), net                          .1      (.3)       .3       (.2)
    Property sale gains                        (.1)       -       (.2)     (5.5)
   Shipping                                   82.5     68.1     242.8     197.1
   Other energy ventures                      20.9     19.2      98.3      96.1
   Litigation charges (recoveries), net          -        -     (29.9)     38.5
   Other corporate expenses and
     eliminations                             (9.1)    (5.5)    (60.1)    (56.3)
                                           -------- --------  --------  -------
                                             335.4    309.5   1,871.8   1,787.3
                                           -------- --------  --------  -------
Operating income (loss)                         .6     (9.6)    128.4      57.8
Interest expense, net of amounts
  capitalized                                 10.6     10.8      32.8      30.3
Net equity investment income                   2.9      1.1       6.8       4.0
Net other income                               1.5       .7       4.7       2.0
                                           -------- --------  --------  -------
Income (loss) before income taxes             (5.6)   (18.6)    107.1      33.5
Income tax (benefit) expense                  (2.9)    (7.0)     32.7       6.0
                                           -------- --------  --------  -------
Net income (loss)                          $  (2.7) $ (11.6) $   74.4  $   27.5
                                           ======== ========  ========  =======

Average shares of common stock outstanding
   Basic                                      44.2     44.1      44.1      44.0
   Diluted                                    44.5     44.1      44.4      44.3

Earnings (loss) per average share
 of common stock
   Basic                                   $  (.06) $  (.26) $   1.69  $    .62
   Diluted                                    (.06)    (.26)     1.67       .62

Dividends declared per share of common
 stock                                     $  .465  $  .465  $  1.395  $  1.395


The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
                                                            Nine months ended
                                                               September 30
                                                           -------------------
                                                             2005       2004
                                                           --------  ---------
Operating activities
   Net income                                              $  74.4   $    27.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                           129.3       125.2
      Deferred income tax (benefit) expense                  (46.9)       12.0
      Gain on sale of property, plant and equipment            (.1)       (5.5)
      Gain on whole-life insurance policy proceeds            (1.2)          -
      Changes in assets and liabilities:
        Receivables, less allowances                         291.0       241.4
        Gas in storage                                      (136.6)     (113.5)
        Deferred/accrued gas costs                           217.2        45.4
        Other assets                                         (92.0)      (53.7)
        Accounts payable                                     130.1        78.8
        Other liabilities                                      7.3         3.8
      Other items                                             24.9         6.8
                                                           --------  ---------
   Net cash flow provided from operating activities          597.4       368.2
                                                           --------  ---------

Investing activities
   Capital expenditures                                     (145.4)    (133.2)
   Purchases of available-for-sale securities                    -      (20.5)
   Proceeds from sales of available-for-sale securities          -        5.5
   Net (increase) decrease in other short-term
     investments                                             (34.9)       5.5
   Net proceeds from sale of property, plant and
     equipment                                                  .4        7.5
   Other investing activities                                 (1.1)      (1.4)
                                                           --------  ---------
   Net cash flow used for investing activities              (181.0)    (136.6)
                                                           --------  ---------

Financing activities
   Commercial paper issuances with maturities
     over 90 days                                                -       35.0
   Commercial paper repayments with maturities
     over 90 days                                                -     (575.0)
   Net issuances (repayments) of commercial paper with
     maturities of 90 days or less                          (346.0)     355.0
   Dividends paid                                            (61.6)     (61.5)
   Borrowings against cash surrender value of life
     insurance policies                                          -       26.1
   Repayment of loan against cash surrender value of
     life insurance policies                                     -      (11.7)
   Other financing activities                                  1.7        1.5
                                                           --------  ---------
   Net cash flow used for financing activities              (405.9)    (230.6)
                                                           --------  ---------

Net increase in cash and cash equivalents                     10.5        1.0

Cash and cash equivalents, beginning of period                12.9       50.3
                                                           --------  ---------

Cash and cash equivalents, end of period                   $  23.4   $   51.3
                                                           ========  =========

Supplemental schedule of noncash investing and financing activities:

In the second quarter of 2004, one of Nicor's Directors and Officers insurance carriers paid $29.0 million into an escrow account as described in Note 4. Assets and liabilities were recorded as follows:

    Restricted short-term investments                                $   29.0
    Obligation related to restricted investments                         29.0

During the second quarter of 2005, the escrow arrangement was terminated and the full amount of the escrow of $29.0 million plus the earnings thereon of $0.4 million, was distributed to the company and recorded in income. The release of the amount from escrow and the change in the obligation related to the restricted investment are netted in Investing activities above.


The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)


                                        September 30  December 31  September 30
                                            2005         2004          2004
                                        ------------  -----------  ------------
            Assets
            ------
Current assets
   Cash and cash equivalents             $     23.4    $    12.9    $    51.3
   Restricted short-term investments              -         29.1         29.0
   Short-term investments, at cost which
     approximates market                       87.3         41.2         29.4
   Receivables, less allowances of $26.6,
     $21.9 and $24.4, respectively            292.2        583.2        220.3
   Gas in storage                             357.3        220.7        347.5
   Deferred income taxes                        4.6         72.3         76.8
   Other                                      163.7         61.5        110.1
                                           ---------    ---------    ---------
                                              928.5      1,020.9        864.4
                                           ---------    ---------    ---------
Property, plant and equipment, at cost
   Gas distribution                         3,933.2      3,831.6      3,791.8
   Shipping                                   304.0        300.8        300.0
   Other                                       12.4         11.2         10.2
                                           ---------    ---------    ---------
                                            4,249.6      4,143.6      4,102.0
   Less accumulated depreciation            1,650.4      1,593.8      1,575.6
                                           ---------    ---------    ---------
                                            2,599.2      2,549.8      2,526.4
                                           ---------    ---------    ---------
Prepaid pension costs                         186.1        181.5        180.4
Long-term investments                         132.1        137.6        138.3
Other assets                                   72.4         85.4         86.3
                                           ---------    ---------    ---------
                                          $ 3,918.3    $ 3,975.2    $ 3,795.8
                                           =========    =========    =========

    Liabilities and Capitalization
    ------------------------------
Current liabilities
   Short-term borrowings                  $   144.0    $   490.0    $   390.0
   Accounts payable                           633.0        502.9        457.6
   Accrued gas costs                          285.5         68.3         92.4
   Dividends payable                           20.5         20.5         20.5
   Deferred income taxes                        7.6            -            -
   Obligations related to restricted
     investments                                  -         29.1         29.0
   Other                                       71.0         60.6         56.2
                                           ---------    ---------    ---------
                                            1,161.6      1,171.4      1,045.7
                                           ---------    ---------    ---------
Deferred credits and other liabilities
   Accrued future removal costs               742.8        706.4        694.4
   Deferred income taxes                      484.7        593.4        584.5
   Regulatory income tax liability             42.3         44.8         46.6
   Unamortized investment tax credits          32.2         33.8         34.1
   Other liabilities                          177.5        179.4        167.5
                                           ---------    ---------    ---------
                                            1,479.5      1,557.8      1,527.1
                                           ---------    ---------    ---------
Capitalization
  Long-term obligations
    Long-term bonds and notes, net of
      unamortized discount                    495.7        495.3        495.1
    Mandatorily redeemable preferred stock       .6          1.6          1.6
                                           ---------    ---------    ---------
                                              496.3        496.9        496.7
                                           ---------    ---------    ---------
   Common equity
    Common stock                              110.5        110.2        110.2
    Paid-in capital                             7.9          5.6          5.0
    Retained earnings                         653.0        640.3        613.1
    Unearned compensation                       (.1)         (.2)         (.1)
    Accumulated other comprehensive
      income (loss), net                        9.6         (6.8)        (1.9)
                                           ---------    ---------    ---------
                                              780.9        749.1        726.3
                                           ---------    ---------    ---------
                                            1,277.2      1,246.0      1,223.0
                                           ---------    ---------    ---------
                                          $ 3,918.3    $ 3,975.2    $ 3,795.8
                                           =========    =========    =========


The accompanying notes are an integral part of these statements.

Nicor Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The following condensed unaudited consolidated financial statements of Nicor Inc. ("Nicor") have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.   ACCOUNTING POLICIES

Regulatory assets and liabilities. Northern Illinois Gas Company ("Nicor Gas"), a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission ("ICC"), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

                                        September 30  December 31  September 30
                                            2005         2004          2004
                                        ------------  -----------  ------------
   Regulatory assets
   Deferred environmental costs          $    20.0     $    35.4    $    34.3
   Unamortized losses on reacquired debt      19.0          19.9         20.1
   Deferred rate case costs                    3.6           2.9          2.4
   Other                                        .4             -            -
                                        ------------  -----------  ------------
                                         $    43.0     $    58.2    $    56.8
                                        ============  ===========  ============

   Regulatory liabilities
   Accrued future removal costs -
     current                             $    12.1     $    11.6     $   11.6
   Accrued future removal costs -
     noncurrent                              742.8         706.4        694.4
   Accrued gas costs                         285.5          68.3         92.4
   Regulatory income tax liability            42.3          44.8         46.6
   Other                                       7.7            .7          3.4
                                        ------------  -----------  ------------
                                         $ 1,090.4     $   831.8    $   848.4
                                        ============  ===========  ============

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in current other liabilities. Other regulatory liabilities are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2005 were $11.9 million and $109.2 million, respectively, and $12.6 million and $106.6 million, respectively, for the same periods ending September 30, 2004.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively at that time.

Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor no later than December 31, 2005 and will be adopted prospectively at that time. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions.

Share-Based Payment. In December 2004, the FASB issued SFAS No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method will require the amortization of the fair value of stock-based compensation, as determined at the date of grant, over the related vesting period. SFAS 123R also requires certain share-based liabilities, such as stock appreciation rights, to be recorded at fair value, and most employee stock purchase plans that offer a discount of greater than five percent will be considered compensatory, which will require the entire discount to be charged to expense. The provisions of SFAS 123R are effective for Nicor beginning January 1, 2006 and will be adopted on a modified prospective basis at that time. The company has substantially completed its evaluation of SFAS 123R and the implementation of this standard is not expected to have a material impact on the company's cash flow, financial position or results of operations.

At September 30, 2005, Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized based on Nicor's current option terms. If compensation expense for stock options had been recognized based upon the fair value method, the impact on the company's net income and earnings per share would have been as follows (in millions, except per share data):

                                    Three months ended      Nine months ended
                                       September 30            September 30
                                    ------------------     ------------------
                                      2005      2004         2005      2004
                                    --------  --------     --------  --------

 Net income (loss)
   As reported                      $  (2.7)  $ (11.6)     $  74.4    $ 27.5
   Less: Total stock-based
         employee compensation
         expense determined under
         the fair value method for
         all awards, net of tax          .3        .2           .9        .7
                                    --------  --------     --------  --------
   Pro forma                        $  (3.0)  $ (11.8)     $  73.5   $  26.8
                                    ========  ========     ========  ========


 Earnings (loss) per share
     Basic - As reported            $  (.06)  $  (.26)     $  1.69   $   .62
     Basic - Pro forma                 (.07)     (.27)        1.66       .61
     Diluted - As reported             (.06)     (.26)        1.67       .62
     Diluted - Pro forma               (.07)     (.27)        1.65       .60


The American Jobs Creation Act of 2004. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the "Jobs Act") ("FSP 109-2"). FSP 109-2 provides additional time and guidance for companies to determine the Jobs Act's effects on their plans for reinvestment or repatriation. The company's repatriation strategy and the related income tax benefit, if any, will be finalized and recognized in the fourth quarter. (See Note 7 Income and Other Taxes).

4.  RESTRICTED SHORT-TERM INVESTMENTS

At September 30, 2004, Nicor had $29.0 million of restricted short-term investments held in an escrow fund and a corresponding $29.0 million current liability. The escrow fund was established through a $29.0 million deposit by one of Nicor's Directors and Officers insurance carriers to be used to satisfy Nicor's directors' and officers' liabilities and expenses associated with claims asserted against them, with any remaining balance to be paid to Nicor. On May 17, 2005 the restriction on this fund ceased, and the funds were released to the company. As of September 30, 2005 no restricted short-term investments remained. (See also Note 17 Contingencies.)

5.  SHORT-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replace the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. In connection with this replacement, the company charged to interest expense $0.8 million of unamortized costs on the $500 million revolver.

The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. The company had $144.0 million, $490.0 million and $390.0 million of commercial paper borrowings outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The company believes it is in compliance with all debt covenants at September 30, 2005.

6.  MANDATORILY REDEEMABLE PREFERRED STOCK

During September 2005, Nicor's Board of Directors approved the redemption of the company's remaining outstanding shares of 5% Series Mandatorily Redeemable Preferred Stock, (approximately 20,000 shares) $50 par value. The per share redemption price is $51 plus accrued and unpaid dividends of $0.225 up to the redemption date of November 3, 2005. As of September 30, 2005, the company reported the outstanding obligation as a $1.0 million current other liability.

7.  INCOME AND OTHER TAXES

Effective Income Tax Rate. The overall effective income tax rate for the nine months ended September 30, 2005 increased over the corresponding prior-year rate to 30.6 percent from 17.9 percent. These rates reflect recording income taxes on the 2004 net litigation charge ($38.5 million) and the related 2005 net recoveries and earnings thereon ($29.9 million) at Nicor's marginal income tax rate of approximately 40 percent as well as miscellaneous third quarter 2005 income tax benefits ($1.5 million). Without giving effect to these transactions, Nicor's 2005 and 2004 year-to-date effective tax rates were 29.0 percent and
29.6 percent, respectively.

The overall effective income tax rate for the three months ended September 30, 2005, increased to 51.3 percent from the corresponding prior period rate of 37.9 percent. Without giving effect to miscellaneous income tax benefits ($1.5 million) recorded during the quarter ended September 30, 2005, the effective income tax rate for the quarter was 24.5 percent compared to 37.9 percent for the 2004 quarter. These quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year. Such changes are not significant for the year-to-date periods, but they can have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.

Tax Uncertainties. The company accrues income and other taxes and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At September 30, 2005, December 31, 2004 and September 30, 2004, the company had accrued approximately $8.1 million, $6.3 million and $6.5 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to Internal Revenue Service ("IRS") review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximate $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $50 million, reflecting the amount repaid during the third quarter 2005. The company expects to repay the remaining amounts during the fourth quarter of 2005 and in 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company's financial condition.

American Jobs Creation Act. On October 22, 2004, the Jobs Act of 2004 was enacted. Certain provisions of the Jobs Act may impact income taxes related to the earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Jobs Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005, at an effective federal income tax rate of 5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $17 million on approximately $47 million of cumulative undistributed earnings of its foreign subsidiaries through September 30, 2005 that were considered to be indefinitely invested in foreign operations.

The company is continuing to evaluate the amounts to ultimately be repatriated from its foreign subsidiaries. The company currently estimates amounts repatriated will range from $80 million to $210 million. The related federal income tax benefit that would result from repatriation ranges from zero to $34 million. Amounts in excess of $80 million would require obtaining outside funds at the foreign subsidiaries' level. Financial statements for the period ended September 30, 2005 have no benefit reflected related to repatriation. The amount ultimately repatriated and the ultimate federal income tax benefit recognized are subject to several factors, including, without limitation, a determination of the maximum eligible repatriation amount under provisions of the Jobs Act and other federal income tax rules and regulations, the cost, terms and availability of financing to Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. Nicor is currently assessing the impact on its financial statements of any repatriation and will complete its assessment in the fourth quarter of 2005. Nicor is unable to determine the income tax benefit, if any, of such repatriation. However, the effect could be material to financial statements for the fourth quarter of 2005, and for the calendar year 2005.

The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including, without limitation, the amount of distributions, if any, to its United States parent and the clarification of certain provisions of the Jobs Act and its impact on other federal income tax rules and regulations.

8.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $52.9 million, $205.0 million and $44.5 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at September 30, 2005, December 31, 2004 and September 30, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $531 million, $530 million and $534 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Derivative financial instruments are recorded by various Nicor subsidiaries at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $104.3 million and $(13.5) million, respectively, at September 30, 2005, $5.8 million and $(2.3) million, respectively, at December 31, 2004 and $20.5 million and $(3.5) million, respectively, at September 30, 2004, excluding the value of exchange traded daily settled contracts. As of September 30, 2005, $100.2 million of the $104.3 million gross asset fair value was classified as current other assets. The fair value of derivative financial instruments held on September 30, 2005 relates primarily to Nicor Gas. The majority of derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                             Pension        Health care and
                                             benefits       other benefits
                                          ---------------   ----------------
                                            2005    2004      2005     2004
                                          ------- -------   -------  -------

 Three months ended September 30
   Service cost                           $  2.3  $  2.2    $   .7   $   .6
   Interest cost                             3.9     3.9       2.6      2.5
   Expected return on plan assets           (8.3)   (7.9)      (.2)     (.2)
   Recognized net actuarial loss              .4      .5       1.1      1.2
   Amortization of prior service cost         .2      .2         -        -
                                          ------- -------   -------  -------
   Net periodic benefit cost (credit)     $ (1.5) $ (1.1)   $  4.2   $  4.1
                                          ======= =======   =======  =======

 Nine months ended September 30
   Service cost                           $  7.0  $  6.7    $  2.0   $  1.8
   Interest cost                            11.7    11.8       7.7      7.6
   Expected return on plan assets          (24.9)  (23.8)      (.7)     (.7)
   Recognized net actuarial loss             1.1     1.5       3.8      3.4
   Amortization of prior service cost         .5      .5       (.1)      .1
                                          ------- -------   -------  -------
   Net periodic benefit cost (credit)     $ (4.6) $ (3.3)   $ 12.7   $ 12.2
                                          ======= =======   =======  =======

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2005, respectively. This reduction was offset by general medical cost increases.

11.   NET EQUITY INVESTMENT INCOME

Net equity investment income totaled $2.9 million and $6.8 million, respectively, for the three and nine-month periods ended September 30, 2005 and $1.1 million and $4.0 million, respectively, for the same periods ended September 30, 2004. These amounts include investment income from Triton Container Investments LLC ("Triton"), a cargo container leasing company, of $1.7 million and $5.3 million, respectively, for the three and nine-month periods ended September 30, 2005 and $1.5 million and $4.5 million, respectively, for the periods ended September 30, 2004. Nicor received cash distributions from equity investees for the three and nine-month periods ended September 30, 2005 of $1.0 million and $3.5 million, respectively, and $0.2 million and $3.0 million, for the same periods ended September 30, 2004, respectively.

12.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                        Three months ended   Nine months ended
                                           September 30        September 30
                                        ------------------   -----------------
                                          2005      2004       2005     2004
                                        --------  --------   -------  --------

Net income (loss)                       $  (2.7)  $ (11.6)   $ 74.4   $ 27.5
Other comprehensive income, after tax      13.8       3.6      16.4      4.1
                                        --------  --------   -------  --------
Total comprehensive income (loss)       $  11.1   $  (8.0)   $ 90.8   $ 31.6
                                        ========  ========   =======  ========

Net other comprehensive income in the nine-month period ended September 30, 2005 consists primarily of net unrealized gains from derivative financial instruments accounted for as cash flow hedges, including Nicor's share of such amounts from joint ventures and other equity-method investees.

13.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):


                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations  Consolidated
                                      ------------  ----------  ---------  -------------  ------------


  Three months ended September 30, 2005
   Operating revenues
    External customers                $     235.7   $    91.9   $    8.4   $          -   $     336.0
    Intersegment                              5.8           -         .8           (6.6)            -
                                      ------------  ----------  ---------  -------------  ------------
                                      $     241.5   $    91.9   $    9.2   $       (6.6)  $     336.0
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $        .4   $     9.4   $  (11.7)  $        2.5   $        .6

  Three months ended September 30, 2004
   Operating revenues
    External customers                $     217.7   $    73.2   $    9.0   $          -   $     299.9
    Intersegment                              7.4           -         .7           (8.1)            -
                                      ------------  ----------  ---------  -------------  ------------
                                      $     225.1   $    73.2   $    9.7   $       (8.1)  $     299.9
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $      (2.6)  $     5.1   $   (9.5)  $       (2.6)  $      (9.6)


                                                                   Other     Corporate
                                           Gas                    energy        and
                                      distribution   Shipping    ventures   eliminations  Consolidated
                                      ------------  ----------  ---------  -------------  ------------


  Nine months ended September 30, 2005
   Operating revenues
    External customers                $   1,641.5   $   274.7   $   84.0   $          -   $   2,000.2
    Intersegment                             51.1           -        5.7          (56.8)            -
                                      ------------  ----------  ---------  -------------  ------------
                                      $   1,692.6   $   274.7   $   89.7   $      (56.8)  $   2,000.2
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $      71.9   $    31.9   $   (8.6)  $       33.2   $     128.4

  Nine months ended September 30, 2004
   Operating revenues
    External customers                $   1,541.6   $   213.3   $   90.2   $          -   $   1,845.1
    Intersegment                             57.0           -        4.7          (61.7)            -
                                      ------------  ----------  ---------  -------------  ------------
                                      $   1,598.6   $   213.3   $   94.9   $      (61.7)  $   1,845.1
                                      ============  ==========  =========  =============  ============

   Operating income (loss)            $      86.7   $    16.2   $   (1.2)  $      (43.9)  $      57.8


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

The $33.2 million operating income in the "Corporate and eliminations" column for the nine months ended September 30, 2005 includes $29.9 million of net insurance recoveries of litigation settlements in the first and second quarters of 2005. The $43.9 million operating loss in the "Corporate and eliminations" column for the nine months ended September 30, 2004 includes a $38.5 million litigation charge recorded in the first quarter of 2004. Both the 2005 net recoveries and the 2004 litigation charge relate to shareholder derivative lawsuits and securities class action lawsuits. See Note 17 Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits, and Other. Also included in operating income in the "Corporate and eliminations" column for the three and nine months ended September 30, 2005 is $2.6 million in insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuit settlements. Corporate operating expenses also include unallocated legal and business development costs.

14.   RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in rates on November 4, 2004. On September 30, 2005, the company announced that its gas distribution business, Nicor Gas, received approval from the ICC for a $54.2 million base rate increase. On the same day, Nicor Gas filed tariffs that it believed complied with the ICC's order. However, the Chief Clerk of the ICC purported to reject those tariff sheets as not in compliance with the rate order. On October 4, 2005, Nicor Gas filed revised tariffs that were accepted by the Chief Clerk of the ICC. On October 5, 2005, Nicor Gas filed a motion requesting a ruling from the ICC that the original tariffs filed on September 30, 2005, complied with the ICC's rate order.

On October 18, 2005 Nicor Gas filed an application for rehearing of the final order of the rate case with the ICC. The ICC on November 2, 2005, granted in part and denied in part Nicor Gas' Application for

Rehearing in its general rate case. The ICC granted rehearing with respect to: the effect of updated gas prices on a portion of uncollectible expense, the allocation of therms to Nicor Gas' general residential rate, and the need to remove certain storage charges so as to preserve the balance between bundled rates and transportation rates available to Nicor Gas' large customers. The ICC denied rehearing as to the remaining issues raised in Nicor Gas' Application. In addition, four intervening parties to the case also filed applications for rehearing. It is expected that the ICC shall accept or deny these applications in November 2005.

The revised tariffs filed with the ICC on October 4, 2005 were designed to result in a base rate increase of approximately $48.8 million and were based on an allowed rate of return on original-cost rate base of 8.85 percent, which reflects a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas' purchase gas adjustment ("PGA") rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average.

15. COMMITMENTS

During the nine months ended September 30, 2005, property, plant and equipment purchase obligations decreased $12.0 million to $20.2 million. These commitments are mostly related to computer system upgrades.

In the first nine months of 2005, Tropical Shipping's operating lease commitments increased $22.9 million (net of 2005 year-to-date rental payments made) due primarily to the extension of vessel charter agreements. Tropical Shipping has certain equipment operating leases which include early termination options, purchase options, and renewal options, at fair market rental amounts at the time of renewal. Total rent expense during the three and nine-month periods ended September 30, 2005 was $9.0 million and $26.6 million, respectively, compared to $6.8 million and $18.9 million for the corresponding prior-year periods.

Nicor has operating lease commitments with payments due during each calendar year as follows (in millions):

                     Remainder                                  After
                      of 2005    2006    2007    2008    2009    2009    Total
                     ---------  ------  ------  ------  ------  ------  --------

Operating leases       $  9.8   $ 28.7  $ 24.5  $ 21.6  $ 10.2  $ 18.2  $ 113.0

16. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company's wholly owned subsidiaries are reflected in Nicor's Condensed Consolidated Balance Sheet, while the obligations of its unconsolidated equity investments are not. As of September 30, 2005, Nicor had guaranteed the payment of $0.7 million of lease obligations extending through February 2007, in support of one of its unconsolidated equity investee's operations, and no liability has been recorded for this guarantee. Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. ("TEL"), an indirectly wholly owned subsidiary of Nicor, holds the company's interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $6 million at September 30, 2005. Nicor believes the likelihood of any such payment by TEL is either remote, or the fair value of the guarantee is immaterial, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning ("HVAC") equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.2 million and $3.3 million were incurred in the three and nine months ended September 30, 2005, respectively, and $0.6 million and $1.9 million, respectively, for the same periods last year.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 17 Contingencies - Manufactured Gas Plant Sites, Nicor believes the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the three and nine-month periods ended September 30, 2005 and 2004, and the company does not expect to incur significant additional costs under these indemnifications.

17. CONTINGENCIES

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

Performance-Based Rate ("PBR") Plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board ("CUB") filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office ("CCSAO"), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office ("IAGO") has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands ("CIDs") to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel ("Report") to Nicor's Board of Directors on October 28, 2002.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP ("EKT"), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the United States Securities and Exchange Commission ("SEC") investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2005.

Nicor Energy. Nicor Energy, a retail energy marketing joint venture owned 50 percent by Nicor and 50 percent by Dynegy Marketing and Trade, has been dissolved and in October 2005 filed to cancel its certificate of formation.

As a result of an audit and review process in 2002, accounting irregularities were identified at Nicor Energy. Appropriate accounting adjustments were made by Nicor in restated financial statements previously filed with the SEC.

Nicor Energy has liquidated all assets and resolved all liabilities. Nicor's investment in Nicor Energy was written off in the third quarter of 2002 due to the belief at that time that Nicor ultimately would not recover its investment balance. During 2003, Nicor recorded gains upon the receipt of cash from Nicor Energy. No recoveries occurred during 2004 and recoveries received in 2005 have been immaterial, and any future gains or losses are not expected to be material.

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

Shareholder Derivative Lawsuits. Also following Nicor's issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (former Chairman and former CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all of the then members of Nicor's Board of Directors (the "individual defendants"). Nicor was named as a nominal defendant in all three suits, which were consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs alleged that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contended that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs sought compensatory and punitive damages, attorneys' fees and costs, and other relief against the individual defendants on behalf of Nicor but did not seek any damages against the company. On January 25, 2005, Nicor announced that its Board of Directors had approved a preliminary agreement to settle the above referenced action. Under the terms of the settlement, all claims against the defendants would be dismissed without any finding or admission of wrongdoing or liability. The settlement obligated Nicor to adopt certain new corporate governance policies and required the payment of $3.5 million in attorneys' fees and expenses to plaintiffs' counsel out of the Directors and Officers ("D&O") insurance proceeds described below. The court granted final approval of the settlement and entered an Order of Dismissal on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor's excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiffs' attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected as "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations in the first quarter of 2005.

Fixed Bill Service. On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company ("Nicor Services") alleging violation of the Illinois Consumer Fraud Act ("ICFA") by Nicor Services relating to the fixed bill service offered by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer's Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff sought compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and injunctive relief on behalf of a proposed class consisting of all purchasers of the fixed bill service from February 1, 2002 through December 31, 2002. On October 7, 2005, the Circuit Court denied plaintiffs' motion to certify the proposed class. As a result, if the case proceeds in the Circuit Court, it will be as an individual action on behalf of the named plaintiff alone. The class certification decision remains subject to appeal. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services. Nicor, Nicor Gas and Nicor Services are defendants in the case. The plaintiff alleges deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff is seeking damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney's fees and costs. In the third quarter of 2005, the case was transferred to the Circuit Court of Dupage County, Illinois. Nicor is unable to predict the likely outcome of this litigation or the named defendants' potential exposure related thereto.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2006. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 27 households.

As of September 30, 2005, Nicor Gas had remaining an estimated liability of $18.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of September 30, 2005 the company had recorded a liability of $22.3 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the "MWRDGC") under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. The company has reached a settlement in the above referenced proceeding, which did not have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact, if any, of the Illinois Supreme Court decision.

On April 27, 2004 one of Nicor's D&O insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the related shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings, held by the escrow agent was paid to Nicor in the second quarter of 2005. The above referenced amount has been reflected in "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations for the quarter ending September 30, 2005. In October 2005, Nicor received $2.6 million of additional insurance proceeds related to legal defense costs. These recoveries have been accrued in the financial statements as of September 30, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Inc. ("Nicor") 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

SUMMARY

Nicor is a holding company with two principal business segments - gas distribution and shipping. Northern Illinois Gas Company ("Nicor Gas") is one of the nation's largest natural gas distribution companies, and it is Nicor's primary business. Tropical Shipping, Nicor's second largest business, is a containerized shipping business serving the Bahamas and the Caribbean region. Nicor also owns or has equity interests in several energy-related businesses.

Net income (loss) and diluted earnings (loss) per common share are presented below for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions, except per share data):

                                        Three months ended  Nine months ended
                                           September 30        September 30
                                        ------------------  -----------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  -------

Net income (loss)                       $  (2.7)  $ (11.6)  $  74.4   $ 27.5
Diluted earnings (loss) per average
share of common stock                   $  (.06)  $  (.26)  $  1.67   $  .62

Net income and diluted earnings per share for the nine months ended September 30, 2005 versus the corresponding period in the prior year were impacted significantly by the absence of last year's first-quarter securities class action settlement charge ($38.5 million pretax or $0.52 per share) coupled with net 2005 year-to-date insurance recoveries and earnings thereon ($29.9 million pretax or $0.41 per share) related to the securities class action and derivative lawsuit settlements. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other, and Note 7 Income and Other Taxes.

Earnings for the nine-months ended September 30, 2005 also reflect lower operating results in the company's gas distribution business and other energy-related businesses, more than offset by higher operating results in the company's shipping business and lower corporate expenses.

Earnings for the 2005 quarterly period reflect higher operating results in Nicor's shipping and gas distribution businesses, lower operating corporate expenses and higher income from equity investments, partially offset by lower operating results in Nicor's other energy-related businesses.

Operating income (loss) by major business segment is presented below (in millions):
                                        Three months ended  Nine months ended
                                           September 30        September 30
                                        ------------------  -----------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  -------

   Gas distribution                     $    .4   $  (2.6)  $  71.9   $  86.7
   Shipping                                 9.4       5.1      31.9      16.2
   Other energy ventures                  (11.7)     (9.5)     (8.6)     (1.2)
   Corporate and eliminations               2.5      (2.6)     33.2     (43.9)
                                        --------  --------  --------  -------
                                        $    .6   $  (9.6)  $ 128.4   $  57.8
                                        ========  ========  ========  =======


The following summarizes operating income (loss) comparisons by major business segment:

o Gas distribution operating income (loss) increased $3.0 million to $0.4 million in the third quarter of 2005, compared to ($2.6) million for the year-earlier period, due primarily to lower operating and maintenance expenses ($4.3 million decrease), partially offset by higher depreciation ($1.4 million increase).

      The $14.8 million decrease in operating income for the nine-month period ended September 30, 2005 compared to the year-earlier period was due primarily to lower gains on property sales ($5.3 million decrease), higher operating and maintenance expenses ($4.5 million increase) and higher depreciation ($4.1 million increase).

o Shipping operating income increased $4.3 million for the three-month period ended September 30, 2005 as compared with the year-earlier period due primarily to an increase in revenue ($18.7 million increase) driven by higher average rates and increased volumes shipped across substantially all ports, partially offset by increased operating expenses of $14.4 million resulting from higher fuel, inland freight, voyage and transportation, charter expense, payroll and benefits, legal fees and port costs.

      For the nine-month period ended, operating income increased $15.7 million compared with the year-earlier period, due primarily to an increase in revenue ($61.4 million increase) driven by increased volumes shipped and higher average rates across substantially all ports, partially offset by increased operating expenses of $45.7 million resulting from higher inland freight, fuel, voyage and transportation, charter expense, payroll and benefits, port costs and legal fees.

o Operating results from Nicor's other energy ventures decreased $2.2 million for the three-month period as compared with the year-earlier period reflecting primarily lower operating results at Nicor's wholesale natural gas marketing business, Nicor Enerchange ($1.4 million decrease) and Nicor's energy-related products and services businesses ($0.7 million decrease). The $7.4 million decrease in other energy venture operating results for the year-to-date period reflects primarily lower operating results at Nicor Enerchange ($8.8 million decrease), partially offset by higher operating results at Nicor's energy-related products and services businesses ($1.5 million increase). Lower Nicor Enerchange results in both periods reflect unfavorable fair value adjustments related to derivative instruments used to hedge future sales of natural gas inventory. Nicor Enerchange purchases and holds gas in storage to earn a profit margin from its ultimate sale in the future. Nicor Enerchange uses derivative instruments to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The earnings volatility resulting from this accounting can be significant from period to period.

o For the third quarter of 2005, operating income attributed to "Corporate and eliminations" increased $5.1 million as compared with the prior-year period due primarily to a $2.6 million insurance recovery of legal costs in partial satisfaction of an insurance claim for reimbursement of defense costs related to the securities class action and derivative lawsuit settlements, and lower legal costs ($1.3 million decrease). For more information, see other corporate expenses and eliminations discussion below.

      The $77.1 million increase in operating income for the nine-month period ended September 30, 2005 attributed to "Corporate and eliminations" is due primarily to 2005 net recoveries of litigation settlement costs ($29.9 million), the absence of last years' securities class action settlement charge ($38.5 million), the $2.6 million insurance recovery noted above and lower legal costs ($1.9 million decrease). For more information, see other corporate expenses and eliminations discussion below and the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies
      - Securities Class Actions, Shareholder Derivative Lawsuits and Other.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor's operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

                                        Three months ended   Nine months ended
                                           September 30         September 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

   Gas distribution                     $ 241.5   $ 225.1   $1,692.6  $1,598.6
   Shipping                                91.9      73.2      274.7     213.3
   Other energy ventures                    9.2       9.7       89.7      94.9
   Corporate and eliminations              (6.6)     (8.1)     (56.8)    (61.7)
                                        --------  --------  --------  --------
                                        $ 336.0   $ 299.9   $2,000.2  $1,845.1
                                        ========  ========  ========  ========

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission ("ICC") review. For the 2005 third quarter compared with a year ago, revenues increased $16.4 million due primarily to higher natural gas costs ($28.5 million increase), partially offset by lower demand unrelated to weather (approximately $10 million decrease) and the impact of warmer weather (approximately $5 million decrease). For the 2005 nine-month period compared with a year ago, revenues increased $94.0 million due primarily to higher natural gas costs ($151.7 million increase), partially offset by lower demand unrelated to weather (approximately $40 million decrease) and the impact of warmer weather (approximately $35 million decrease). These results do not reflect the impact of the rate order tariffs, which became effective on October 4, 2005, and is expected to increase fourth quarter revenues by approximately $12 million, assuming normal weather.

Third quarter and year-to-date 2005 shipping revenues increased $18.7 million and $61.4 million, respectively, compared with the year-earlier revenues due primarily to increased volumes shipped and higher average rates. The volume increases were recognized across substantially all ports, reflecting improvements in the economy, significant increases in Caribbean investment, and rebuilding efforts following the 2004 hurricanes. Rates were higher due to general rate increases across most markets and higher cost-recovery surcharges for fuel and security.

Third quarter and year-to-date 2005 revenues for other energy ventures decreased compared with the year-earlier periods as a result of lower revenues at Nicor Enerchange ($1.1 million decrease and $9.5 million decrease, respectively) due primarily to unfavorable fair value adjustments related to the aforementioned Enerchange contracts. These reductions were partially offset by improved revenues at Nicor's energy-related products and services businesses ($0.7 million increase and $4.4 million increase, respectively).

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

For the third quarter and the nine-month periods, gas distribution margin was relatively flat compared to the prior-year periods. A reconciliation of gas distribution revenues and margin follows (in millions):

                                        Three months ended   Nine months ended
                                           September 30         September 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

   Gas distribution revenues            $ 241.5   $ 225.1   $1,692.6  $1,598.6
   Cost of gas                           (134.9)   (118.4)  (1,202.3) (1,111.1)
   Revenue tax expense                    (11.9)    (12.6)    (109.2)   (106.6)
                                        --------  --------  --------  --------
   Gas distribution margin              $  94.7   $  94.1   $  381.1  $  380.9
                                        ========  ========  ========  ========

Gas distribution operating and maintenance expense. For the three months ended September 30, 2005, operating and maintenance expense decreased $4.3 million compared with the prior-year period due primarily to lower legal expenses ($2.5 million decrease) and the absence of a 2004 adjustment related to customer reimbursements ($1.1 million decrease). The $4.5 million increase in the nine-month period was due primarily to higher bad debt expenses ($3.7 million increase), labor and employee benefit-related costs ($2.2 million increase), natural gas and fuel costs to operate company equipment and facilities ($1.7 million increase) and information technology-related costs ($1.2 million increase), partially offset by lower net legal and claims expenses ($4.2 million decrease), and the absence of a 2004 adjustment related to customer reimbursements ($1.8 million decrease).

Shipping operating expenses. Third quarter 2005 Shipping segment operating expenses increased $14.4 million due primarily to higher fuel prices, inland freight, voyage and transportation, and port costs ($8.8 million increase), charter expense ($1.6 million increase), and payroll and benefits costs ($1.3 million increase), driven largely by higher volumes shipped, and higher legal fees ($1.2 million increase).

Year-to-date 2005 Shipping segment operating expenses increased $45.7 million due primarily to higher inland freight, fuel prices, voyage and transportation, and port costs ($26.0 million increase), charter expense ($6.1 million increase), and payroll and benefits costs ($6.0 million increase), driven largely by higher volumes shipped, and higher legal fees ($2.0 million increase).

Litigation charges (recoveries), net. During the first two quarters of 2005, the company recorded $29.9 million of net insurance recoveries related to settlement costs incurred by Nicor in connection with a securities class action and a related shareholder derivative action. During the first quarter of 2004, the company recorded a $38.5 million pretax litigation charge related to an agreement to settle the securities class actions. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies
- Securities Class Actions, Shareholder Derivative Lawsuits and Other.

Other corporate expenses and eliminations. Operating expenses attributable to corporate activities and eliminations for the three and nine months ended September 30, 2005 declined $3.6 million and $3.8 million, respectively, over the year-earlier periods due primarily to the $2.6 million insurance recovery of legal costs noted earlier.

Interest expense, net of amounts capitalized. Interest expense for the quarter ended September 30, 2005 remained relatively flat as compared with the year-earlier period due to offsetting factors. The impact of higher average interest rates ($1.7 million increase) and a charge for unamortized costs associated with the early replacement of a credit facility ($0.8 million increase) were mostly offset by the impact of lower average borrowing levels ($2.4 million decrease).

Interest expense for the nine-month period ended September 30, 2005 increased $2.5 million over the year-earlier period. This increase reflects the impact of higher average interest rates ($4.8 million increase), a $2.1 million increase to interest on tax deficiencies related mostly to the absence in the current year of a favorable Internal Revenue Service ("IRS") settlement in 2004, and a charge for unamortized costs associated with the early replacement of a credit facility ($0.8 million increase), partially offset by the impact of lower average borrowing levels ($5.1 million decrease).

Net equity investment income. Equity investment income increased $1.8 million and $2.8 million, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with a year ago due primarily to higher results related to low income housing investments ($1.3 million increase and $1.2 million increase, respectively) and higher income from Triton Container Investments LLC, a cargo container leasing business ($0.2 million increase and $0.8 million increase, respectively).

Net other income. Other income increased $0.8 million and $2.7 million, respectively, for the three and nine-month periods ended September 30, 2005, compared with a year ago, reflecting increased interest income ($1.1 million increase and $2.5 million increase, respectively) due primarily to higher average investment balances.

Income taxes. The overall effective income tax rate for the nine months ended September 30, 2005 increased over the corresponding prior-year rate to 30.6 percent from 17.9 percent. These rates reflect recording income taxes on the 2004 net litigation charge ($38.5 million) and the related 2005 net recoveries and earnings thereon ($29.9 million) at Nicor's marginal income tax rate of approximately 40 percent as well as miscellaneous third quarter 2005 income tax benefits ($1.5 million). Without giving effect to these transactions, Nicor's 2005 and 2004 year-to-date effective tax rates would have been 29.0 percent and
29.6 percent, respectively.

The overall effective income tax rate for the three months ended September 30, 2005, increased to 51.3 percent from the corresponding prior period rate of 37.9 percent. Without giving effect to miscellaneous income tax benefits ($1.5 million) recorded during the quarter ended September 30, 2005, the effective income tax rate for the quarter would have been 24.5 percent compared to 37.9 percent for the 2004 quarter. These quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year. Such changes are not significant for the year-to-date periods, but they can have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.

Nicor Inc.
Gas Distribution Statistics


                                   Three months ended     Nine months ended
                                      September 30           September 30
                                   ------------------   --------------------
                                     2005      2004        2005      2004
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                    $  152.4  $  143.0   $ 1,140.7  $ 1,079.2
    Commercial                         36.0      30.6       255.0      236.9
    Industrial                          4.3       3.6        34.9       32.1
                                   --------  --------   ---------  ---------
                                      192.7     177.2     1,430.6    1,348.2
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         4.8       4.1        19.1       17.2
    Commercial                         11.5      11.8        51.0       50.7
    Industrial                         10.4      10.9        29.4       31.2
    Other                               1.0       1.8         8.6        9.2
                                   --------  --------   ---------  ---------
                                       27.7      28.6       108.1      108.3
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      12.8      13.4       112.4      109.5
    Environmental cost recovery         1.4       2.1        15.9       11.9
    Chicago Hub                         2.4       1.7         7.5        5.8
    Other                               4.5       2.1        18.1       14.9
                                   --------  --------   ---------  ---------
                                       21.1      19.3       153.9      142.1
                                   --------  --------   ---------  ---------
                                   $  241.5  $  225.1   $ 1,692.6  $ 1,598.6
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        12.0      13.4       131.2      138.2
    Commercial                          3.1       3.1        29.5       30.5
    Industrial                           .4        .3         4.1        4.3
                                   --------  --------   ---------   --------
                                       15.5      16.8       164.8      173.0
                                   --------  --------   ---------   --------
   Transportation
    Residential                         1.1       1.0        12.7       11.9
    Commercial                          8.8       9.2        60.9       58.9
    Industrial                         25.1      25.2        84.7       88.3
                                   --------  --------   ---------   --------
                                       35.0      35.4       158.3      159.1
                                   --------  --------   ---------   --------
                                       50.5      52.2       323.1      332.1
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,771.2   1,765.6
    Commercial                        117.9     114.3
    Industrial                          7.3       7.2
                                   --------  --------
                                    1,896.4   1,887.1
                                   --------  --------
   Transportation
    Residential                       160.0     134.3
    Commercial                         57.6      58.4
    Industrial                          5.9       6.0
                                   --------  --------
                                      223.5     198.7
                                   --------  --------
                                    2,119.9   2,085.8
                                   ========  ========

Other statistics
   Degree days                           26        51       3,572      3,672
   Colder (warmer) than normal*       (63)%     (28)%        (5)%       (4)%
   Average gas cost per Mcf sold     $ 8.53    $ 6.87      $ 7.22     $ 6.35

   *Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days for 2004. On a 6,000 degree day basis, the three and nine month periods ended September 30, 2005, would have been 63% and 7% warmer than normal, respectively.

Shipping Statistics

                                        Three months ended   Nine months ended
                                           September 30         September 30
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

  TEUs shipped (thousands)                 51.7      46.7     159.6     139.2
  Revenue per TEU                       $ 1,765   $ 1,567   $ 1,718   $ 1,533

  At end of period
    Ports served                             25       25
    Vessels operated                         19       17

FINANCIAL CONDITION AND LIQUIDITY

Operating activities. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage or accounts receivable. Over the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $229.2 million to $597.4 million for 2005 year-to-date from $368.2 million in the prior-year period. The increase in operating cash flow over 2004 occurred despite higher natural gas prices due to positive impacts from the company's economic hedging instruments.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximate $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $50 million, reflecting the amount repaid during the third quarter 2005. The company expects to repay the remaining amounts during the fourth quarter of 2005 and in 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company's financial condition.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Investing activities. For the nine-month periods ended September 30, 2005 and 2004, cash used for investing activities rose to $181.0 million from $136.6 million, reflecting a higher level of short-term investing activity by the shipping segment. As of September 30, 2005, the company expects 2005 shipping segment capital expenditures to total approximately $15 million, a $10 million decrease from the amount expected as of December 31, 2004, reflecting leasing rather than purchasing of freight handling equipment, cancellation of facility improvements and the postponement of certain software purchases.

Financing activities. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replace the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. The company had $144.0 million, $490.0 million and $390.0 million of commercial paper borrowings outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements. The company believes it is in compliance with all debt covenants at September 30, 2005.

As of September 30, 2005, the amount being considered for repatriation ranges from approximately $80 million to $210 million. The amount that may ultimately be repatriated in 2005 and method of financing the repatriation, if any, will be impacted by several factors as discussed in the Other Factors that may affect Business Performance - American Jobs Creation Act below.

On July 21, 2005, Nicor announced a quarterly dividend on common stock of 46.5 cents per share that was paid on November 1, 2005. The common dividend declared in July 2005 was accrued as a liability as of September 30, 2005 ($20.5 million).

Contractual obligations. Nicor Gas' natural gas purchase obligations increased approximately $1 billion from year-end due to the execution of additional natural gas purchase agreements and expected higher future natural gas prices partially offset by payments made in connection with natural gas purchases completed under such agreements. The company contracts for its winter purchase requirements several months preceding the heating season. Pricing for these agreements is generally based on future market prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report on Form 10-K for further discussion of the company's contractual obligations.

In the first nine months of 2005, Tropical Shipping's operating lease commitments increased $22.9 million (net of 2005 year-to-date rental payments made) due primarily to the extension of vessel charter agreements. Tropical Shipping has certain equipment operating leases which include early termination options, purchase options, and renewal options, at fair market rental amounts at the time of renewal. Total rent expense during the three and nine-month periods ended September 30, 2005 was $9.0 million and $26.6 million, respectively, compared to $6.8 million and $18.9 million for the corresponding prior-year periods.

Nicor has operating lease commitments with payments due during each calendar year as follows (in millions):

                     Remainder                                  After
                      of 2005    2006    2007    2008    2009    2009    Total
                     ---------  ------  ------  ------  ------  ------  --------

Operating leases       $  9.8   $ 28.7  $ 24.5  $ 21.6  $ 10.2  $ 18.2  $ 113.0

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are changed only through a rate case proceeding with the ICC and are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented below and within the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Performance-Based Rate Plan.

Rate proceeding. Nicor Gas filed a request with the ICC for an overall increase in rates on November 4, 2004. On September 30, 2005, the company announced that its gas distribution business, Nicor Gas, received approval from the ICC for a $54.2 million base rate increase. On the same day, Nicor Gas filed tariffs that it believed complied with the ICC's order. However, the Chief Clerk of the ICC purported to reject those tariff sheets as not in compliance with the rate order. On October 4, 2005, Nicor Gas filed revised tariffs that were accepted by the Chief Clerk of the ICC. On October 5, 2005, Nicor Gas filed a motion requesting a ruling from the ICC that the original tariffs filed on September 30, 2005, complied with the ICC's rate order.

On October 18, 2005 Nicor Gas filed an application for rehearing of the final order of the rate case with the ICC. The ICC on November 2, 2005, granted in part and denied in part Nicor Gas' Application for Rehearing in it general rate case. The ICC granted rehearing with respect to: the effect of updated gas prices on a portion of uncollectible expense, the allocation of therms to Nicor Gas' general residential rate, and the need to remove certain storage charges so as to preserve the balance between bundled rates and transportation rates available to Nicor Gas' large customers. The ICC denied rehearing as to the remaining issues raised in Nicor Gas' Application. In addition, four intervening parties to the case also filed applications for rehearing. It is expected that the ICC shall accept or deny these applications in November 2005.

The revised tariffs filed with the ICC on October 4, 2005 were designed to result in a base rate increase of approximately $48.8 million and were based on an allowed rate of return on original-cost rate base of 8.85 percent, which reflects a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas' purchase gas adjustment ("PGA") rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. Because the order shifts certain revenues and credits between base rates and Nicor Gas' PGA rider, the company estimates that the actual annual net revenue increase will be about $29.3 million under the tariffs that have been placed into effect, and $34.7 million if Nicor Gas' motion is granted.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

It is estimated that a 100-degree day variation from normal weather would affect Nicor's gas distribution earnings by about 3 cents per share under the new rate order. This variation is partially offset by weather risk associated with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. For the nine months ended September 30, 2005 and September 30, 2004, the offset was about 40 percent and 17 percent, respectively.

American Jobs Creation Act. On October 22, 2004, the Jobs Act of 2004 was enacted. Certain provisions of the Jobs Act may impact income taxes related to the earnings of foreign subsidiaries of Tropical Shipping. One provision provides that a portion of a foreign subsidiary's income would no longer be subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Jobs Act allows a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005, at an effective federal income tax rate of 5.25 percent.

Presently Nicor has recorded a $47 million deferred income tax liability, based on a federal income tax rate of 35 percent, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor has not provided deferred income taxes of approximately $17 million on approximately $47 million of cumulative undistributed earnings of its foreign subsidiaries through September 30, 2005 that were considered to be indefinitely invested in foreign operations.

The company is continuing to evaluate the amounts to ultimately be repatriated from its foreign subsidiaries. The company currently estimates amounts repatriated will range from $80 million to $210 million. The related federal income tax benefit that would result from repatriation ranges from zero to $34 million. Amounts in excess of $80 million would require obtaining outside funds at the foreign subsidiaries' level. Financial statements for the period ended September 30, 2005 have no benefit reflected related to repatriation. The amount ultimately repatriated and the ultimate federal income tax benefit recognized are subject to several factors, including, without limitation, a determination of the maximum eligible repatriation amount under provisions of the Jobs Act and other federal income tax rules and regulations, the cost, terms and availability of financing to Tropical Shipping, the amount of such earnings previously taxed, and the extent of qualifying investment uses, as defined in the Act, for amounts to be repatriated. Nicor is currently assessing the impact on its financial statements of any repatriation and will complete its assessment in the fourth quarter of 2005. Nicor is unable to determine the income tax benefit, if any, of such repatriation. However, the effect could be material to financial statements for the fourth quarter of 2005, and for the calendar year 2005.

The extent to which Tropical Shipping's ongoing earnings will be subject to federal taxation will be dependent upon several factors, including, without limitation, the amount of distributions, if any, to its United States parent and the clarification of certain provisions of the Jobs Act and its impact on other federal income tax rules and regulations.

Gas distribution outlook. Although Nicor Gas has been granted rate relief, exposure to natural gas prices, as discussed below, and other cost increases could continue to impact gas distribution operating results.

Demand and natural gas prices. Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, increases in natural gas prices can have an indirect adverse effect on gas distribution margin if it results in lower customer demand and an adverse effect on operating expenses related to accounts receivable collections, company-use gas expenses, financing costs and customer service expenses. Pursuant to the rate order, which became effective on October 4, 2005, certain storage related costs will now be charged to operating and maintenance expense rather than passed directly through to customers as part of the PGA rider. As a result, Nicor Gas now bears the risk of changes in natural gas prices associated with these storage costs along with its existing risk related to other company gas usage.

Market risks. Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates.

Energy trading activities. At September 30, 2005, Nicor Enerchange held derivative contracts with the following asset (liability) fair values, net (in millions):

                                                              Maturity
                                                    ---------------------------
                                           Total    Less than   1 to 3   3 to 5
Source of Fair Value                    Fair Value   1 Year     Years    Years
-----------------------------           ----------  ---------  -------  -------

Prices actively quoted                  $   (9.4)   $  (8.0)   $ (1.4)  $    -
Prices based on pricing models                .6         .6         -        -
                                        ----------  ---------  -------  -------
Total                                   $   (8.8)   $  (7.4)   $ (1.4)  $    -
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

Performance-based rate ("PBR") plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board ("CUB") filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office ("CCSAO"), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office ("IAGO") has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands ("CIDs") to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel ("Report") to Nicor's Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP ("EKT"), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the United States Securities and Exchange Commission ("SEC") investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2005.

Nicor Energy. Significant events occurred in 2002 and 2003 relating to Nicor's 50 percent interest in Nicor Energy. Nicor Energy, a retail energy marketing joint venture owned 50 percent by Nicor and 50 percent by Dynegy Marketing and Trade, has been dissolved and in October 2005 filed to cancel its certificate of formation. Information about these events is presented within the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Nicor Energy.

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

Securities Class Actions. Nicor and certain of its executives were defendants in a consolidated class action lawsuit. Information about the settlement of this action is presented within the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain former Nicor executives and members of its Board of Directors were defendants in a consolidated derivative lawsuit. The parties reached an agreement to settle the action which was approved by the court presiding over the matter on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor's excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiff's attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected in the Condensed Consolidated Statement of Operations in the first quarter of 2005. Further information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Shareholder Derivative Lawsuits. See also the "Other contingencies" section for information on additional insurance recoveries.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs' motion to certify the proposed class. Information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements - Note 17 Contingencies - Fixed Bill Service.

Gas Line ComfortGuard Service. Nicor, Nicor Gas and Nicor Services are defendants in a purported class action. Information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements -
Note 17 Contingencies - Gas Line ComfortGuard Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Condensed Consolidated Financial Statements - Note 6 Income and Other Taxes and Note 17 Contingencies.

On April 27, 2004 one of Nicor's Directors and Officers ("D&O") insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors' and officers' liabilities and expenses associated with claims asserted against them in a securities class action, the shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings, held by the escrow agent was paid to Nicor in the second quarter of 2005. The above referenced amount has been reflected in "Litigation charges (recoveries), net" in the Condensed Consolidated Statement of Operations for the quarter ending September 30, 2005. In October 2005, Nicor received $2.6 million of additional insurance proceeds related to legal defense costs. These recoveries have been accrued in the financial statements as of September 30, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2004 Annual Report on Form 10-K for a discussion of the company's critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued the following new pronouncements that have not yet been adopted by Nicor as of September 30, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment and Staff Position SFAS No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. These pronouncements are currently under review by the company. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 3 New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," "ultimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S.Attorney inquiries, and undue reliance should not be placed on such statements.

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas and other fuel prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; tourism and construction in the Bahamas and Caribbean region; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

See Results of Operations - Contingencies and the Notes to the Condensed Consolidated Financial Statements - Note 14 Rate Proceeding and Note 17 Contingencies, which are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

(c)  Issuer Purchases of Equity Securities

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2005 or 2004. As of September 30, 2005, $21.5 million remained authorized for the repurchase of common stock.

Item 6.  Exhibits
-------  --------

  Exhibit
  Number                         Description of Document
 --------    ------------------------------------------------------------------
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

   10.01 * Directors Compensation. (File No. 1-7297, Form 8-K for September 21, 2005, Nicor Inc.)

   10.02     210-Day Credit Agreement dated as of September 13, 2005.

   10.03     5-Year Credit Agreement dated as of September 13, 2005.

  Exhibit
  Number                         Description of Document
 --------    ------------------------------------------------------------------

   31.01     Rule 13a-14(a)/15d-14(a) Certification.

   31.02     Rule 13a-14(a)/15d-14(a) Certification.

   32.01     Section 1350 Certification.

   32.02     Section 1350 Certification.

  * These exhibits have been previously filed with the United States Securities and Exchange Commission ("SEC") as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

 Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Inc.

   November 3, 2005                  /s/ RICHARD L. HAWLEY
  ------------------                 ----------------------------
       (Date)                        Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer