Form 10-K
period 2005-12-31
NICOR INC
filed 2006-02-27
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock (based on the June 30, 2005 closing price of $41.17) held by non-affiliates of the registrant was approximately $1.8 billion. As of February 21, 2006, there were 44,192,259 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2006 Annual Meeting Definitive Proxy Statement, to be filed on or about March 10, 2006, are incorporated by reference into Part III.

Nicor Inc.

i

Nicor Inc.

Glossary

Chicago Hub. A venture of Northern Illinois Gas Company, doing business as Nicor Gas Company (“Nicor Gas”) which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004 and 2003.

EN Engineering. EN Engineering, L.L.C., a 50-percent-owned joint venture that provides engineering and corrosion services.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Horizon Pipeline. Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

Nicor Enerchange. Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ product risks.

Nicor Energy. Nicor Energy, L.L.C., a 50-percent-owned retail energy marketing joint venture which disposed of its customer contracts and ceased operations during 2003.

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company) is a wholly owned public utility business and one of the nation’s largest distributors of natural gas.

Nicor Services. Nicor Energy Services Company, a wholly owned business that provides customer relationship management services to businesses and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

Nicor Solutions. Nicor Solutions, L.L.C., a wholly owned business that offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

TEU. Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container.

ii

Glossary

Triton. Triton Container Investments L.L.C., a cargo container leasing company in which Nicor Inc. has an investment.

Tropical Shipping. A wholly owned business and a leading carrier of containerized freight in the Bahamas and the Caribbean region.

iii

PART I

Item 1.  Business

Nicor Inc. (“Nicor”), an Illinois corporation formed in 1976, is a holding company. Gas distribution is Nicor’s primary business. Nicor’s principal subsidiaries are Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)), one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region. Nicor also owns several energy-related ventures, including Nicor Services and Nicor Solutions, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. As a consolidated group, Nicor had approximately 3,700 employees at year-end 2005.

Summary financial information for Nicor’s major business segments is included in Item 8 - Notes to the Consolidated Financial Statements - Note 13 - Business Segment and Geographic Information. The following sections describe Nicor’s larger businesses. Certain terms used herein are defined in the glossary on pages ii and iii.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for 25 to 30 percent. See Gas Distribution Statistics on page 22 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,200 employees at year-end 2005.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 20 percent of the agreements will expire within five years.

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

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas’ Chicago Hub addresses that demand. Effective in the fourth quarter of 2005, the rate order received by Nicor Gas provides that Chicago Hub revenues be passed directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider.

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. It also purchases transportation and storage services from the interstate pipelines that are regulated by the Federal Energy Regulatory Commission (“FERC”). When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of gas charged to customers.

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

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility. A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	698,000	March 2009
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	300,000	October 2009
Midwestern Gas Transmission Company	297,000	October 2009
Northern Natural Gas Company	206,000	October 2008
Natural Gas Pipeline Company (NGPL)	140,000	March 2007
Natural Gas Pipeline Company (NGPL)	60,000	March 2008
ANR Pipeline	25,000	October 2009

The company has rights of first refusal for contract extensions except for the TGPC contract. In addition to the above contracts, Nicor Gas enters into winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility. The availability numbers shown above represent maximums during the winter heating season and in some cases are reduced to lower levels during the summer period.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 150 billion cubic feet (“Bcf”) of annual storage capacity, the system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

Competition/Demand

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

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. It is estimated that a 100 degree-day variation from normal (5,830 degree days annually) would impact Nicor Gas’ net income by about $1.5 million to $2.0 million.

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been purchased since the first quarter of 2003, in part due to weather risks within the consolidated Nicor group that are expected to be partially offsetting with the utility-bill management products marketed by Nicor Solutions. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In 2004, the offsetting impact related to utility-bill management products was about one-third of the gas distribution weather effect.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. In addition, during periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources.

Regulation

Nicor Gas is regulated by the Illinois Commerce Commission (“ICC”), which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase. For additional information about the rate order, see

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements - Note 17 - Rate proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not profit from the sale of natural gas. Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customer premises. The ICC annually reviews the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

•	The ICC also has other rules that impact the company’s operations. Changes in these rules can impact operating and capital costs.

A performance-based rate (“PBR”) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Performance-Based Rate Plan.

Gas distribution, transmission and storage system, and other properties

The gas distribution, transmission and storage system includes approximately 33,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers’ premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

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

Additional information about Nicor Gas’ business is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and the Caribbean, a region characterized by modest market growth and intense competition. Tropical Shipping’s financial results can be significantly affected by general economic conditions in the United States, the Caribbean region and Canada. The company is a major carrier of exports from the east coast of the United States and Canada to the Caribbean region. The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the

Caribbean and the Bahamas, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping’s cargo consists primarily of northbound shipments of apparel and agricultural products, and inter-island shipments. Other related services such as inland transportation and cargo insurance are also provided by Tropical Shipping or other Nicor subsidiaries.

At December 31, 2005, Tropical Shipping’s fleet consisted of 10 owned vessels and 8 chartered vessels with a container capacity totaling approximately 5,900 twenty-foot equivalent units (“TEUs”). In addition to the vessels, the company owns containers, container-handling equipment, chassis and other equipment. The company leases containers and equipment. Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada, and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

OTHER ENERGY VENTURES

Nicor owns several energy-related ventures, including two companies marketing energy-related products and services, and a wholesale natural gas marketing company. Nicor also has equity interests in several joint ventures including a FERC-regulated natural gas pipeline.

Nicor Services and Nicor Solutions are businesses that provide energy-related products and services to retail markets, including residential and small commercial customers. Nicor Services operates primarily in northern Illinois and provides product warranty contracts, repair, maintenance and installation services and equipment covering heating, air conditioning and related equipment, such as natural gas piping inside homes and ductwork, and customer and prospect management services. Nicor Solutions offers its residential and small commercial customers in the Nicor Gas service territory energy-related products that provide for natural gas price stability and management of their utility bill. These products mitigate and/or eliminate the risks to customers of colder-than-normal weather and/or changes in natural gas prices.

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ product risks.

During 2002, Horizon Pipeline, a 50-percent-owned joint venture with NGPL, put into operation a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border. Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under a 10-year agreement at rates that have been accepted by FERC.

Nicor Energy was a 50-percent-owned former retail energy marketing joint venture with Dynegy Marketing and Trade. During 2003, Nicor Energy disposed of its customer contracts and ceased operations. For information about Nicor Energy, see Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Nicor Energy.

Additional information about Nicor’s other energy ventures’ is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

CORPORATE

Nicor has an equity investment in Triton Container Investments L.L.C., a cargo container leasing business.

AVAILABLE INFORMATION

Nicor files various reports with the Securities and Exchange Commission (“SEC”). These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934. Nicor makes all of these reports available without charge to the public on the investor relations section of the company’s internet site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

Item 1A. Risk Factors

The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company’s businesses. New risks may emerge and management cannot predict those risks or estimate the extent to which they may affect the company’s financial performance.

Regulation of Nicor Gas, including changes in the regulatory environment in general, may adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas is regulated by the ICC, which has general regulatory power over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, system of accounts, investments, safety standards and transactions with affiliated interests and other matters.

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them. The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings. The annual prudence reviews for calendar years 1999-2005 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.  See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of annual prudence reviews.

Most of Nicor Gas’ other charges are changed only through a rate case proceeding with the ICC. The charges established in a rate case proceeding are based on an approved level of operating costs and investment in utility property and are designed to allow the company an opportunity to recover those costs and to earn a fair return on that investment. To the extent Nicor Gas’ actual costs to provide utility service are higher than the levels approved by the ICC, Nicor Gas’ results of operations, cash flows and financial condition could be adversely affected until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Nicor Gas is also subject to rules and regulations pertaining to the integrity of its system and environmental compliance. The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may in part be responsible. As of December 31, 2005, the company had recorded a liability of $19.5 million associated with certain remediation efforts. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

An adverse decision in the proceedings concerning Nicor Gas’ Performance-Based Rate Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan was terminated effective January 1, 2003. There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC, SEC and U.S. Attorney for the Northern District of Illinois are reviewing these allegations in pending proceedings. An adverse decision or decisions in these proceedings could result in a refund or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the PBR proceeding and related matters.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity. If these pipelines or storage facilities were unable to deliver for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of gas transported on interstate pipelines with which it or its gas suppliers have contracts and through withdrawals of gas from storage fields it owns or leases. Nicor Gas contracts with multiple pipelines for these services. If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place. Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

Fluctuations in weather have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor’s gas distribution segment has historically delivered less natural gas, and consequently may earn less income. Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the operating costs and competitive positions of the company’s businesses which could adversely affect its results of operations, cash flows and financial condition.

Nicor’s energy-related businesses are sensitive to changes in natural gas prices. Natural gas prices historically have been volatile and may continue to be volatile in the future. The prices for natural gas are subject to a variety of factors that are beyond Nicor’s control. These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor’s energy-related businesses charge, operating costs and the competitive position of products and services. In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas. However, changes in natural gas prices can also impact certain operating expenses such as bad debt expense, company use gas and storage-related gas expenses, financing costs and customer service expenses, and these changes can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case. Increases in natural gas prices can also have an adverse effect on natural gas distribution margin because such increases can result in lower customer demand.

Nicor’s other energy businesses are also subject to natural gas commodity price risk, arising primarily from fixed-price purchase and sale agreements, natural gas inventories and utility-bill management arrangements. Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks.

Nicor is subject to margin requirements in connection with the use of derivative financial instruments and these requirements could escalate if prices move adversely.

Nicor’s use of derivative instruments could adversely affect the company’s results of operations.

Nicor uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk. Fluctuating natural gas prices cause earnings and financing costs of Nicor to be impacted. The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition. Also, when Nicor’s derivative instruments and hedging transactions fail to qualify for hedge accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations could be adversely affected.

Adverse decisions in lawsuits seeking a variety of damages allegedly caused by mercury spillage could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of equipment. Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Adverse decisions regarding these claims or other mercury-related claims, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas’ gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of Nicor’s operations, which in turn could lead to substantial losses. In accordance with customary industry practice, Nicor maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events if not fully covered by insurance could adversely affect Nicor’s results of operations, cash flows and financial condition.

An inability to access financial markets could affect the execution of Nicor’s business plan and could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations. Management believes that Nicor and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Nicor’s control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor’s credit ratings. Restrictions on Nicor’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

Changes in the rules and regulations of certain regulatory agencies could adversely affect the results of operations, cash flows and financial condition of Tropical Shipping.

Tropical Shipping is subject to the International Ship and Port-facility Security ("ISPS") Code and is also subject to the United States Maritime Transportation Security Act ("MTSA"), both of which require extensive security assessments, plans and procedures. Tropical Shipping is also subject to the regulations of both the Federal Maritime Commission (“FMC”), and the Surface Transportation Board (“STB”), other Federal Agencies as well as local laws, where applicable. Additional costs that could result from changes in the rules and regulations of these regulatory agencies would adversely affect the results of operations, cash flows and financial condition of Tropical Shipping.

Tropical Shipping’s business is dependent on general economic conditions and could be adversely affected by downturns in the economy.

Tropical Shipping’s business consists primarily of building materials, food and other necessities for developers, manufacturers and residents in the Bahamas and the Caribbean region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. As a result, Tropical Shipping’s results of operations, cash flows and financial condition can be significantly affected by general economic conditions in the United States, the Bahamas, Caribbean region and Canada.

The occurrence of hurricanes, storms and other natural disasters in Tropical Shipping’s area of operations could adversely affect its results of operations, cash flows and financial condition.

Tropical Shipping’s operations are affected by weather conditions in Florida, Canada, the Bahamas and Caribbean regions. During hurricane season in the summer and fall, Tropical Shipping may be subject to revenue loss, higher operating expenses, business interruptions, delays and ship, equipment and facilities damage which could adversely affect Tropical Shipping’s results of operations, cash flows and financial condition.

Nicor Enerchange has credit risk that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Enerchange extends credit to its counterparties. Despite prudent credit policies and the maintenance of netting arrangements, the company is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform and any collateral Nicor Enerchange has secured is inadequate, Nicor Enerchange could experience financial losses.

The company is involved in legal or administrative proceedings before various courts and agencies that could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor’s other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described above are not the only risks Nicor faces although they are the most significant risks. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk, and Item 8 - Notes to the Consolidated Financial Statements - Note 8 - Income and Other Taxes and Note 19 - Contingencies for further discussion of these and other risks Nicor faces.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1 - Business, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company’s operations.

Item 3.  Legal Proceedings

See Item 8 - Notes to the Consolidated Financial Statements - Note 17 - Rate proceeding and Note 19 - Contingencies, which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Executive Officers of the Registrant

Name	Age	Current Position and Background

Russ M. Strobel	53
Chairman, Nicor and Nicor Gas (since November 2005); Chief Executive Officer, Nicor (since March 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002); Executive Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002); Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2000-2002).

Richard L. Hawley	56
Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003); Vice President and Chief Financial Officer, Puget Energy, Inc., electric and natural gas provider (2000-2002) and Puget Sound Energy, Inc., electric and natural gas provider (1998-2002).

Claudia J. Colalillo	56	Senior Vice President Human Resources and Corporate Communications, Nicor and Nicor Gas (since 2002); Vice President Human Resources, Nicor and Nicor Gas (1998-2002).

Rocco J. D’Alessandro	47	Senior Vice President Operations, Nicor Gas (since 2002); Vice President Customer Service, Nicor Gas (1999-2002).

Daniel R. Dodge	52	Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (since 2002); Vice President Business Development, Nicor and Nicor Gas (1998-2002).

George M. Behrens	50	Vice President and Treasurer, Nicor and Nicor Gas (since 2004); Vice President Administration and Treasurer, Nicor and Nicor Gas (2000-2004).

Paul C. Gracey, Jr.	46	Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2002); Vice President and General Counsel, Midwest Generation, Chicago, independent power producer (2000-2002).

Gerald P. O’Connor	54
Vice President Administration and Finance, Nicor and Nicor Gas (since 2004); Temporary General Manager - Internal Audit, Nicor and Nicor Gas (2003-2004); Partner, Tatum Partners L.L.C., professional services (2003-2004); Vice President and Chief Financial Officer, Aux Sable Liquid Products L.L.P., natural gas processing (2000-2002).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 21, 2006, there were approximately 22,300 common stockholders of record and the closing stock price was $41.76.
	Stock price		Dividends
Quarter	High	Low	Declared

2005
First	$38.33	$35.50	$.465
Second	41.87	35.76	.465
Third	42.59	39.10	.465
Fourth	42.97	37.42	.465

2004
First	$37.43	$32.49	$.465
Second	35.65	32.04	.465
Third	37.36	32.37	.465
Fourth	39.65	35.89	.465

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2005 or 2004. As of December 31, 2005, $21.5 million remained authorized for the repurchase of common stock.

On December 30, 2004, the company transferred 8,141 shares of its common stock to one individual in connection with the 2003 purchase of the assets and assumption of certain liabilities of a heating and air conditioning business owned by that individual. The shares were sold without registration under the Securities Act of 1933, pursuant to an exemption under Rule 505 of Regulation D under the Securities Act of 1933. The issuance was effected without general solicitation or advertising.

Nicor Inc.

Item 6. Selected Financial Data
(in millions, except per share data)
Year ended December 31
	2005	2004	2003	2002	2001

Operating revenues	$3,357.8	$2,739.7	$2,662.7	$1,897.4	$2,366.3

Operating income	$201.7	$137.7	$189.4	$226.5	$219.2

Income before cumulative effect of
accounting change	$136.3	$75.1	$109.8	$128.0	$122.1

Net income	$136.3	$75.1	$105.3	$128.0	$122.1

Earnings per common share
Basic
Before cumulative effect of
accounting change	$3.08	$1.71	$2.49	$2.90	$2.70
Basic earnings per share	3.08	1.71	2.39	2.90	2.70

Diluted
Before cumulative effect of
accounting change	$3.07	$1.70	$2.48	$2.88	$2.69
Diluted earnings per share	3.07	1.70	2.38	2.88	2.69

Dividends declared per
common share	$1.86	$1.86	$1.86	$1.84	$1.76

Property, plant and equipment
Gross	$4,351.3	$4,143.6	$3,999.5	$3,872.8	$3,733.0
Net	2,659.1	2,549.8	2,484.2	2,421.8	2,343.6

Total assets	$4,391.2	$3,975.2	$3,797.2	$3,524.4	$3,182.2

Capitalization
Long-term bonds and notes, net of
current maturities	$485.8	$495.3	$495.1	$396.2	$446.4
Mandatorily redeemable preferred stock	.6	1.6	1.8	4.3	6.1
Common equity	811.3	749.1	754.6	728.4	704.2
	$1,297.7	$1,246.0	$1,251.5	$1,128.9	$1,156.7

See Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for factors that can impact year-to-year comparisons and may affect the future performance of Nicor's business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2003 to 2005 and to discuss business trends that might affect Nicor. Certain terms used herein are defined in the glossary on pages ii and iii. The discussion is organized into six sections - Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Inc. (“Nicor”) is a holding company with two principal business segments - gas distribution and shipping. Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)) is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business. Tropical Shipping is a containerized shipping business serving the Bahamas and the Caribbean region that typically represents most of the balance of Nicor’s operating income. Nicor also owns or has equity interests in several energy-related businesses.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2005	2004	2003

Income before cumulative effect of accounting change	$136.3	$75.1	$109.8
Net income	136.3	75.1	105.3
Earnings per average share of common stock:
Diluted - before cumulative effect of accounting change	3.07	1.70	2.48
Diluted - after cumulative effect of accounting change	3.07	1.70	2.38

Net income and diluted earnings per share for 2005 compared with 2004 were impacted significantly by the absence of last year’s first-quarter securities class action settlement charge ($38.5 million pretax or $0.52 per share) coupled with net 2005 insurance recoveries and earnings thereon ($29.9 million pretax or $0.41 per share) related to the securities class action and shareholder derivative lawsuit settlements. The current year was also significantly impacted by a tax benefit recognized in the fourth quarter of 2005 (approximately $17 million or $0.38 per share) in connection with the American Jobs Creation Act (the “Jobs Act”). For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other, and Note 8 - Income and Other Taxes.

Year over year comparisons also reflect higher operating results at Tropical Shipping and lower corporate overhead costs, partially offset by lower operating results in the gas distribution and other energy-related businesses. Results of the gas distribution business reflect the impact of the base rate increase which became effective in the fourth quarter. See Item 8 - Notes to the Consolidated Financial Statements - Note 17 - Rate proceeding for further discussion of the rate order.

Net income and diluted earnings per share were lower in 2004 compared with 2003 due in large part to a $38.5 million pretax litigation charge recorded in the first quarter of 2004 related to an agreement to settle securities class action lawsuits. The charge reduced net income by $23.2 million and diluted earnings per share by $0.52. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Securities Class Actions.

Results for 2004 were also impacted by lower operating results in the gas distribution segment and an absence of gains that occurred in 2003 related to the company’s previously written off investment in Nicor Energy. Partially offsetting these negative factors were higher operating results in the shipping segment and at Nicor’s other energy ventures, a decrease in the effective income tax rate, and the absence of a cumulative effect loss that occurred in 2003 due to a change in accounting method at Nicor Enerchange.

Rate proceeding.  Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004.  In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. The new rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimates that, under normal weather conditions, the annual net revenue increase resulting from implementing the new rate order will be about $34.7 million under the tariffs that have been placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications.  The ICC is expected to issue its decision on rehearing in March 2006. As a result of the rehearing process, the actual annual net revenue increase approved by the ICC could change. Based on the positions of the parties on the rehearing issues, the outcome could range from an approximate $7.1 million reduction to the annual net revenue increase to an approximate $0.9 million additional annual increase. Rate changes, if any, resulting from the outcome of the rehearing process would be prospective.

Shifting of certain storage-related costs from the PGA rider to base rates results in Nicor Gas bearing the impact that changes in natural gas prices have on those costs. During 2005 these costs approximated $17.5 million, $6.5 million of which were incurred after the effective date of the rate order and were therefore classified as operating and maintenance expense. Costs incurred prior to the effective date of the rate order are classified as cost of gas.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

	2005	2004	2003

Gas distribution	$116.9	$130.8	$166.2
Shipping	40.4	31.6	22.7
Other energy ventures	14.1	19.3	7.9
Corporate and eliminations	30.3	(44.0)	(7.4)
	$201.7	$137.7	$189.4

The following summarizes operating income (loss) comparisons by major business segments:

•
Gas distribution operating income decreased $13.9 million in 2005 as compared with 2004 due to higher operating and maintenance expenses ($19.9 million increase), higher depreciation expense ($5.7 million increase), and lower gains on property sales ($5.5 million decrease). The adverse impact of these factors was partially offset by higher gas distribution margin ($17.5 million increase). Higher gas distribution margin was largely driven by higher average rates due in part to the rate increase which became effective during the fourth quarter of 2005 ($12.8 million) and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease). After consideration of the impacts of the rate order on gas distribution margin and operating and maintenance expenses, the fourth quarter rate increase added approximately $9 million to gas distribution operating income.

Gas distribution operating income decreased $35.4 million in 2004 as compared with 2003 due primarily to decreased mercury-related recoveries ($17.8 million decrease, net of costs), higher operating and maintenance expenses ($14.8 million increase), the negative impact of warmer weather than in 2003 (approximately $6 million decrease) and higher depreciation expense ($5.3 million increase). These negative factors were partially offset by an increase in gains on property sales ($5.5 million increase) and the impact of an increased number of customers ($3.3 million increase).

•
Shipping operating income for 2005 increased $8.8 million compared with 2004 due primarily to an increase in revenue ($67.8 million increase) driven by higher average rates and increased volumes shipped across substantially all ports, partially offset by increased operating expenses ($59.0 million increase). Shipping segment operating expenses increased due primarily to higher transportation and payroll-related costs, driven by higher volumes shipped. Transportation-related costs include fuel, inland freight, vessel charter, voyage and transportation, and port costs. Higher legal and audit fees also contributed to the increase in expenses, reflecting approximately $5.1 million of costs incurred in connection with the repatriation of funds and the reorganization of Tropical Shipping to take advantage of the benefits of the Jobs Act.

Earnings during 2005 were positively impacted due to favorable economic conditions and the rebuilding efforts following the 2004 hurricanes. Shipping operating income for 2004 increased $8.9 million compared with 2003 due primarily to an increase in revenue ($38.5 million increase) driven by increased volumes shipped and higher average rates, partially offset by lower charter income and increased operating expenses ($29.6 million increase), primarily voyage and transportation, inland freight, port and other costs. Unfavorable economic conditions in the Caribbean, the Bahamas and the United States in 2003 had a negative impact on tourism and on construction projects.

•
Operating income from Nicor’s other energy ventures for 2005 decreased $5.2 million compared with 2004 due primarily to lower operating results at Nicor Enerchange ($6.3 million decrease). Lower Nicor Enerchange results reflect unfavorable fair value adjustments related to derivative instruments used to hedge future sales of natural gas inventory. These losses are expected to reverse in the future as the underlying transactions are settled. Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period.

Operating income from Nicor’s other energy ventures for 2004 increased $11.4 million compared with 2003 due primarily to higher operating results at Nicor Enerchange ($5.8 million increase) and at Nicor’s energy-related products and services businesses ($4.2 million increase), and the absence of prior-year losses from former business activities ($0.8 million decrease). The improvements were due predominantly to an increased average number of utility-bill management customers at Nicor Solutions and related risk-management activities handled by Nicor Enerchange instead of by an outside party.

•
The $74.3 million increase in operating income for 2005 as compared with 2004 attributed to “Corporate and eliminations” is due primarily to the absence of last year’s securities class action settlement charge ($38.5 million) and 2005 net insurance recoveries and earnings thereon ($29.9 million) related to the securities class action and shareholder derivative lawsuit settlements. For more information, see Litigation charges (recoveries), net and Other corporate expenses and eliminations discussion below and Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other.

The 2004 increase in operating loss attributed to “Corporate and eliminations” as compared with 2003 is due primarily to the 2004 litigation charge of $38.5 million as noted above.

These factors are discussed in more detail in the Results of Operations section.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	2005	2004	2003

Gas distribution	$2,909.6	$2,362.1	$2,351.6
Shipping	378.5	310.7	272.2
Other energy ventures	157.0	155.3	96.5
Corporate and eliminations	(87.3)	(88.4)	(57.6)
	$3,357.8	$2,739.7	$2,662.7

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the year 2005, gas distribution revenues increased $547.5 million as compared with 2004 due primarily to higher natural gas costs ($526.1 million increase) and the positive impact of colder weather than in 2004 (approximately $60 million increase), partially offset by lower demand unrelated to weather (approximately $70 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased revenues by approximately $12.8 million.

For the year 2004, gas distribution revenues increased $10.5 million as compared with 2003 due primarily to higher natural gas costs ($96.5 million increase) and higher revenue taxes ($16.5 million increase). These positive factors were largely offset by the negative effect of warmer weather than in 2003 (approximately $100 million decrease).

In 2005, shipping segment operating revenues increased over 2004 due primarily to higher average rates ($41.8 million increase) and increased volumes shipped ($25.3 million increase). Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security.  The volume increases were recognized across substantially all ports, reflecting improvements in the economy, significant increases in Bahamian and Caribbean investment, and rebuilding efforts following the 2004 hurricanes.

In 2004, shipping segment operating revenues increased over 2003 due primarily to increased volumes shipped ($31.9 million increase) and higher average rates ($8.7 million increase), partially offset by decreased charter income ($2.1 million decrease). These higher volumes reflect increased tourism and post-hurricane construction activity in the Caribbean region and the Bahamas. Rates were higher due to a general rate increase and higher cost-recovery surcharges for fuel and security.

The 2005 increase in revenues for other energy ventures was due to improved revenues at Nicor’s energy-related products and services businesses ($8.3 million increase) due primarily to new business initiatives, higher contract volumes, and improved average contract pricing, partially offset by lower revenues at Nicor Enerchange ($6.5 million decrease) due primarily to unfavorable fair value adjustments discussed above under the Operating income by segment section.

The 2004 increase in revenues for other energy ventures was due primarily to higher revenues at Nicor’s energy-related products and services businesses ($52.4 million increase), and Nicor Enerchange ($7.2 million increase). The improvements were due predominantly to an increased average number of utility-bill management customers at Nicor Solutions and related risk-management activities handled by Nicor Enerchange instead of by an outside party.

Corporate and eliminations primarily reflects the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

Gas distribution margin. Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include natural gas costs which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income.

A reconciliation of gas distribution revenues and margin follows (in millions):

	2005	2004	2003

Gas distribution revenues	$2,909.6	$2,362.1	$2,351.6
Cost of gas	(2,212.4)	(1,695.0)	(1,692.7)
Revenue tax expense	(152.0)	(139.4)	(130.9)
Gas distribution margin	$545.2	$527.7	$528.0

For the year 2005, gas distribution margin increased $17.5 million from 2004 due primarily to higher average rates (approximately $19 million increase) driven by the rate increase ($12.8 million), and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease).

For the year 2004, gas distribution margin was essentially unchanged from 2003, although affected by a number of offsetting factors. Warmer weather than in 2003 (approximately $6 million decrease) and an adjustment related to prior-year performance-based rate (“PBR”) plan results ($1.8 million) had a negative effect on margin. These negative factors were partially offset by the impact of an increased number of customers ($3.3 million increase), higher average rates charged during the period ($2.2 million increase) and higher revenue tax administration fees ($1.0 million increase).

Gas distribution operating and maintenance expense. The $19.9 million increase in gas distribution operating and maintenance expense in 2005 as compared with the prior year reflects higher bad debt expense ($12.1 million increase), company use gas ($4.0 million increase) and gas storage-related costs ($6.5 million increase in the fourth quarter). The rate order, which became effective in the fourth quarter of 2005, results in certain storage-related gas costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs were charged to cost of gas and passed through to customers as part of the PGA rider. These increases were partially offset by lower net legal and claims expenses ($4.7 million decrease).

Gas distribution operating and maintenance expense for 2004 of $234.9 million was $14.8 million higher than 2003 due primarily to increases in legal defense costs associated with the PBR-related litigation ($5.4 million increase) and payroll costs ($3.5 million increase), adjustments related to customer reimbursements ($3.1 million), higher bad debt expense ($2.7 million increase), due in part to high natural gas prices, and higher compliance costs ($2.6 million increase). These negative factors were partially offset by higher pension credits ($3.6 million increase).

Other gas distribution operating expenses. Property sale gains and losses vary from year-to-year depending upon property sales activity. Property sale gains and losses were insignificant during 2005 and 2003. During 2004, Nicor Gas realized a $5.9 million pretax gain on the sale of land. The company continues to assess its ownership of real estate holdings.

Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Net mercury-related costs (recoveries) were insignificant in 2005 and 2004, and approximately $(17.8) million in 2003. The 2003 net recoveries resulted from agreements reached with insurers of independent contractors of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Mercury.

Shipping operating expenses. Shipping segment operating expenses increased $59.0 million in 2005 as compared with 2004 due primarily to higher transportation-related costs, which include fuel, inland freight, vessel charter, voyage and transportation, and port costs ($37.7 million increase), and higher payroll-related costs ($6.2 million increase). The increases were due to general price increases and increased volumes shipped. Higher legal and audit fees ($5.2 million increase) also contributed to the increase. Included in these amounts were approximately $5.1 million of costs incurred in connection with repatriation of funds and the reorganization of Tropical Shipping to take advantage of the benefits of the Jobs Act.

Shipping segment operating expenses increased $29.6 million in 2004 as compared with 2003 due primarily to higher voyage and transportation, inland freight and port costs ($16.0 million increase), payroll and related costs ($4.7 million increase), leased equipment costs ($2.7 million increase) and vessel charter costs ($2.0 million increase). The increases were due primarily to increased volumes shipped.

Operating expenses of other energy ventures. The $6.9 million increase in the 2005 operating expenses compared with 2004 was due primarily to higher expenses at Nicor’s energy-related products and services businesses ($7.1 million increase), due largely to higher risk management costs and expense related to new business initiatives, partially offset by the impact of a decreased average number of fixed utility bill management customers.

The $47.4 million increase in the 2004 operating expenses compared with 2003 was due mainly to higher expenses at Nicor’s energy-related products and services businesses ($48.2 million increase), reflecting an increased average number of utility-bill management customers and the higher average cost of gas.

Litigation charges (recoveries), net. In the first quarter of 2005, the company recorded a $0.5 million pretax net recovery which was comprised of a shareholder derivative action settlement ($3.5 million pretax) and a related Directors and Officers (“D&O”) insurance recovery ($4.0 million). During the second quarter of 2005, the company recorded $29.4 million of pretax income related to the recovery from an insurance carrier of costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled. In the first quarter of 2004, the company recorded a $38.5 million pretax litigation charge related to an agreement to settle the securities class actions. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other.

Other corporate expenses and eliminations. Other corporate operating expenses (income) were $(0.8) million, $5.5 million and $8.3 million in 2005, 2004 and 2003, respectively, consisting primarily of legal and business development costs.

Intercompany eliminations were $(86.9) million, $(88.4) million and $(58.5) million in 2005, 2004 and 2003, respectively, and related primarily to utility-bill management products.

Interest expense. Interest expense for 2005 increased $5.6 million over the 2004 period. This increase reflects the impact of higher average interest rates ($6.2 million increase) and higher estimated interest on income tax matters ($3.7 million increase), partially offset by the impact of lower average borrowing levels ($4.8 million decrease).

Interest expense increased $3.9 million in 2004 over 2003 due to the impact of higher average interest rates ($4.4 million increase) and higher estimated interest on income tax matters ($1.8 million increase), partially offset by the impact of lower average borrowing levels ($2.3 million decrease).

Net equity investment income. Net equity investment income increased $3.0 million in 2005 over the 2004 period due primarily to higher results related to low income housing investments ($1.1 million increase) and higher income from Triton Container Investments L.L.C. (“Triton”), a cargo container leasing business ($0.9 million increase).

Equity investment results for 2004 decreased by $9.0 million as compared with 2003 due primarily to the absence of a $9.6 million cash recovery related to Nicor Energy that occurred in 2003. Information related to this investment is more fully described in Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Nicor Energy.

Equity investment results include $7.4 million, $6.5 million and $5.5 million for 2005, 2004 and 2003, respectively, for Nicor’s share of income from Triton.

Interest income. Interest income increased $3.7 million in 2005 over 2004 due to higher average rates and higher investment balances. The 2004 change in interest income over the 2003 period was insignificant.

Income tax expense. The overall effective income tax rate for 2005 decreased to 20.3 percent from the prior year rate of 28.7 percent, due primarily to the 2005 tax benefits recorded in connection with the Jobs Act (approximately $17 million).

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

Nicor Inc.

Gas Distribution Statistics	2005	2004	2003

Operating revenues (millions)
Sales
Residential	$2,031.4	$1,625.5	$1,611.9
Commercial	453.5	349.9	351.7
Industrial	61.8	49.3	51.2
	2,546.7	2,024.7	2,014.8
Transportation
Residential	27.9	23.6	22.7
Commercial	73.1	69.9	71.6
Industrial	39.2	39.9	41.7
Other	11.7	14.0	12.0
	151.9	147.4	148.0
Other revenues
Revenue taxes	156.4	143.5	134.0
Environmental cost recovery	21.0	20.6	31.3
Chicago Hub	11.5	7.9	7.3
Performance-based rate plan	-	(1.8)	-
Other	22.1	19.8	16.2
	211.0	190.0	188.8
	$2,909.6	$2,362.1	$2,351.6

Deliveries (Bcf)
Sales
Residential	200.2	204.8	214.9
Commercial	44.7	44.3	46.7
Industrial	6.3	6.4	7.0
	251.2	255.5	268.6
Transportation
Residential	18.9	16.6	16.6
Commercial	87.5	84.1	87.8
Industrial	113.0	117.0	121.2
	219.4	217.7	225.6
	470.6	473.2	494.2

Year-end customers (thousands)
Sales
Residential	1,796.2	1,777.3	1,745.2
Commercial	120.3	116.5	114.5
Industrial	7.4	7.4	7.3
	1,923.9	1,901.2	1,867.0
Transportation
Residential	157.1	147.9	145.1
Commercial	58.2	59.5	58.3
Industrial	5.9	6.0	6.2
	221.2	213.4	209.6
	2,145.1	2,114.6	2,076.6

Other statistics
Degree days	5,783	5,637	6,068
Colder (warmer) than normal*	(1)%	(6)%	1%
Average gas cost per Mcf sold	$8.74	$6.56	$6.24

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 5,830 degree days per year for 2005 and 6,000 degree days for 2004 and 2003.  On a 6,000 degree day basis, 2005 would have been 4% warmer than normal.

Shipping Statistics
	2005	2004	2003

TEUs shipped (thousands)	214.2	198.0	177.1
Average revenue per TEU	$1,764	$1,569	$1,525

At end of period
Ports served	25	24	25
Vessels operated at year-end	18	20	15

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Net cash flow provided from (used for) operating activities was $206.2 million, $317.7 million and $(12.6) million in 2005, 2004 and 2003, respectively. The decrease in operating cash flow provided in 2005 compared to 2004 is due in part to the impact of higher gas prices on working capital, coupled with the partial repayment of the income tax refund received in 2003, as discussed below. These effects were partially offset by the $29.9 million of Directors and Officers (“D&O”) net insurance recoveries, including earnings thereon, received during 2005 related to settlement costs incurred by Nicor in connection with a securities class action and a related shareholder derivative action, and the absence of the $38.5 million pretax litigation charge in 2004 related to an agreement to settle the securities class action litigation.

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

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $67 million, reflecting the amount repaid during 2005. The company expects to repay the remaining amounts during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flow used for investing activities was $154.7 million, $204.7 million and $186.0 million in 2005, 2004 and 2003, respectively.

Capital expenditures. Capital expenditures by business segment are presented below (in millions):

	Estimated
	2006	2005	2004	2003

Gas distribution	$175	$188	$175	$173
Shipping	16	11	9	6
Other energy ventures	7	3	3	2
	$198	$202	$187	$181

Gas distribution capital expenditures for 2005 increased over 2004 due primarily to increased storage system expenditures attributable to the acquisition of a storage compressor (about $9 million increase). Capital expenditures in the gas distribution segment were nearly unchanged for 2004 compared with 2003 as increased costs in 2004 for information technology system improvements (about $8 million increase) were largely offset by adjustments related to customer reimbursements (about $3 million), the absence of expenditures related to a 2003 service outage (about $2 million decrease) and reduced storage system expenditures (about $2 million decrease).

Gas distribution segment capital expenditures are expected to decrease in 2006 versus 2005 due to the absence of expenditures related to the acquisition of a storage compressor in 2005 and a reduction in costs for information technology system improvements. In early 2006, the company is planning to implement a new customer care and billing system.

Shipping segment capital expenditures for 2005 increased $2 million over 2004 due primarily to the purchase of freight handling equipment. Shipping segment capital expenditures for 2004 increased $3 million over 2003 due primarily to the purchase of freight handling equipment and facilities renovations.

Capital expenditures in the Shipping segment are expected to increase in 2006 versus 2005 due primarily to facilities expansion, partially offset by lower expenditures related to freight handling equipment.

Additional investing activities. Cash provided by other investing activities in 2005 was approximately $61.5 million higher than in the prior year due primarily to an increase of proceeds from the 2005 sale of various investments coupled with the absence of $21.8 million of purchases of available-for-sale securities in 2004. In 2004, Nicor Gas also realized net proceeds of $7.6 million on the sale of land.

Nicor invested $10 million in 2003 in Triton. No investment was made in 2005 and 2004. Nicor’s equity investment in this business at December 31, 2005 was $92.9 million.

Nicor’s equity investment in Nicor Energy was written off during 2002. During 2003, Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy. Additional information about transactions with Nicor Energy is provided within the Nicor Energy section of Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies. In 2003, Nicor Services acquired an existing heating, ventilation and air conditioning business. The purchase was made with shares of Nicor common stock.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-1	F-1
Senior Unsecured Debt	AA-	n/a	A
Corporate Credit Rating	AA	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F-1+
First Mortgage Bonds	AA	Aa3	AA-
Senior Unsecured Debt	AA-	A1	A+
Corporate Credit Rating	AA	n/a	n/a

During 2005, Standard and Poor’s (“S&P”), Moody’s and Fitch reaffirmed Nicor Inc.’s and Nicor Gas’ credit ratings. In June 2004, Fitch upgraded the ratings outlook to stable from negative while in December 2004, S&P changed its outlook from stable to negative. Moody’s outlook has been negative since April of 2003.

Nicor’s debt-related financial statistics at December 31 include:

	2005	2004	2003
Long-term obligations, net of current maturities, as a percent of capitalization	37.5%	39.9%	39.7%
Times interest earned, before income taxes	4.5	3.5	5.5

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2005, Nicor Gas had the capacity to issue approximately $375 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor believes it is in compliance with its debt covenants and believes it will continue to remain so. Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan which was used along with cash available from foreign subsidiaries to fund the repatriation of $132 million of its cumulative undistributed foreign earnings under the provisions of the Jobs Act. The term loan bears interest at London Inter-bank Offered Rate (“LIBOR”) plus 0.50 percent per annum. For the purpose of obtaining a lower borrowing rate, the term loan was guaranteed by Nicor.

As a result of the repatriation, Nicor has approximately $83 million of cash it expects to use for qualifying investment uses under the Jobs Act. Qualifying investment uses include funding of United States-based employee-related costs, capital investments, and advertising and marketing expenditures.

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80 percent, $50 million due in 2032 at 5.90 percent and $50 million due in 2033 at 5.90 percent. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75 percent and $50 million due in 2027 at 7.375 percent.

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003.

Short-term debt. The company relies upon short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas.

Common stock. Nicor maintained its quarterly common stock dividend rate during 2005 of $0.465 per common share. The company paid dividends on its common stock of $82.1 million, $82.0 million and $81.7 million in 2005, 2004 and 2003, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

In 2001, Nicor announced a $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no purchases under this program in 2003, 2004 and 2005, and at December 31, 2005, approximately $22 million remained authorized for the repurchase of common stock.

Preferred Stock. On January 19, 2006, Nicor’s Board of Directors declared quarterly dividends of $0.56 per share and $0.625 per share on the 4.48% preferred stock and the 5.00% convertible preferred stock, respectively, which are payable May 1, 2006 to stockholders of record as of March 31, 2006. On November 3, 2005 Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends.

Off-balance sheet arrangements. Nicor has certain guarantees, as further described in Item 8 - Notes to the Consolidated Financial Statements - Note 18 - Guarantees and Indemnities. The company believes that it is not probable that these guarantees will have a material effect on its financial condition.

Contractual obligations. As of December 31, 2005, Nicor had contractual obligations with payments due as follows (in millions):

Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$1,002.6	$757.4	$ 87.5	$ 16.0	$1,863.5
Long-term debt	50.0	115.0	50.0	325.0	540.0
Fixed interest on long-term debt	30.4	53.8	41.5	245.9	371.6
Variable interest on long-term debt	2.0	2.0	-	-	4.0
Operating leases	36.5	51.4	15.1	16.6	119.6
Other long-term obligations	2.6	3.0	.6	.6	6.8
	$1,124.1	$982.6	$194.7	$604.1	$2,905.5

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing business segments. Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2005 New York Mercantile Exchange futures prices.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space at other energy ventures. Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal. Rental expense under operating leases was $37.2 million, $27.5 million and $23.7 million in 2005, 2004 and 2003, respectively. The increase in rent expense from 2004 to 2005 was primarily driven by higher charter rates and the addition of equipment leases in the shipping segment.

Other. Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

OUTLOOK

Gas Distribution. In 2006, results will reflect a full year of the rate increase granted in 2005. The rate increase received in 2005 was based on estimates for operating and maintenance expense, depreciation expense, interest expense and other costs. To the extent actual costs incurred vary from amounts recovered through base rates, operating income will be impacted. Since receipt of the rate order, natural gas prices have been extremely volatile and are currently higher than estimates used in the rate case. In 2006, the impact of such increases could substantially offset the impacts of the rate increase. In addition, fluctuations from normal weather have the potential to significantly impact 2006 operating income. The ICC’s rehearing on certain rate case issues, the PBR plan review, the related PGA review and other contingencies could significantly affect future operating results, but the outcomes are not estimable.

Operating and maintenance expenses at Nicor Gas are expected to continue to rise in part because of the full year impact of the 2005 rate order which requires that certain storage-related costs will now be charged to operating and maintenance expense rather than being recorded in cost of gas (as such costs were passed through to customers as part of the PGA rider prior to the implementation of the late 2005 rate order). In addition, the company continues to be impacted by fluctuations in natural gas prices and the related impact on bad debt expense, company use gas, storage-related and other costs.

Shipping. Strong economic conditions in the Caribbean and the Bahamas are expected to continue into 2006. Nicor anticipates that 2006 pretax operating results in the shipping segment will be comparable to 2005. Effective January 1, 2006, Tropical Shipping has reorganized its operations to take advantage of provisions of the Jobs Act to minimize the federal income taxes on its ongoing earnings. To the extent shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current federal taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense will be recorded by the company.

Other Energy Ventures. Nicor anticipates 2006 results in the other energy ventures will be improved compared to 2005. This projection does not reflect the variability in earnings due to fair value accounting adjustments in its wholesale natural gas marketing business that could occur because of additional volatility in the natural gas markets.

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

Performance-based rate (“PBR”) plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (“Report”) to Nicor’s Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2005.

Nicor Energy. Significant events occurred in 2002 and 2003 relating to Nicor’s 50 percent interest in Nicor Energy. Nicor Energy, a retail energy marketing joint venture owned 50 percent by Nicor and 50 percent by Dynegy Marketing and Trade, has been dissolved. Information about these events is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Nicor Energy.

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company’s cash flow, financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Nicor and certain of its executives were defendants in a consolidated class action lawsuit. Information about the settlement of this action is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Securities Class Actions.

Shareholder Derivative Lawsuits. Certain former Nicor executives and members of its Board of Directors were defendants in a consolidated derivative lawsuit. The parties reached an agreement to settle the action which was approved by the court presiding over the matter on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor’s excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiff’s attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected in the Consolidated Statement of Operations in the first quarter of 2005. Further information about this lawsuit is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Shareholder Derivative Lawsuits. See also the “Other contingencies” section for information on additional insurance recoveries.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. Information about this lawsuit is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Fixed Bill Service.

Gas Line ComfortGuard Service. Nicor, Nicor Gas and Nicor Services were defendants in a purported class action that was settled on an individual basis with the named plaintiff in the first quarter of 2006. Information about this lawsuit is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Contingencies - Gas Line ComfortGuard Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 8 - Notes to the Consolidated Financial Statements - Note 8 - Income and Other Taxes and Note 19 - Contingencies.

On April 27, 2004 one of Nicor’s Directors and Officers (“D&O”) insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in a securities class action, the shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. These recoveries have been recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. These additional proceeds have been recorded in “Other corporate expenses and eliminations” in the Consolidated Statement of Operations for the year ended December 31, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

In addition, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

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

The use of estimates and the selection of accounting policies affect Nicor’s reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements. These significant policies and estimates are described throughout Item 8 - Notes to the Consolidated Financial Statements.

Although there are numerous areas in which Nicor’s management makes significant accounting estimates, it believes its critical estimates are those that require management’s most difficult and subjective or complex judgments. Nicor’s management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, pension and other postretirement benefits, income taxes, credit risk and unbilled revenues because they are estimates which could materially impact Nicor’s financial statements.

Loss contingencies. Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the United States SEC and U.S. Attorney inquiries described in Item 8 - Notes to the Consolidated Financial Statements - Note - 19 Contingencies.

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

Pension and other postretirement benefits. The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized over the remaining service lives of employees covered by the plans (approximately 12 years for the pension plan and 14 years for the health care plan). Additional information is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 9 - Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $9.6 million, $9.1 million and $13.9 million in 2005, 2004 and 2003, respectively. Nicor Gas expects to record postretirement benefit cost for 2006 of $5.5 million. Actuarial assumptions affecting 2006 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 5.50 percent compared with 5.75 percent a year earlier. The 5.50 percent discount rate was determined independently for the pension and health-care plans based on bond matching models, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.

Income taxes. A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore. After accounting for the repatriation, Nicor has remaining at December 31, 2005 approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries. Nicor has not recorded deferred income taxes of approximately $18 million on approximately $51 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore. Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

Credit risk. Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor’s estimates. Nicor’s allowance for doubtful accounts at December 31, 2005, 2004 and 2003 was $31.5 million, $21.9 million and $21.2 million, respectively, as presented on Schedule II in Item 15 - Exhibits and Financial Statement Schedules.

Unbilled revenues. Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end (“unbilled revenues”). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors. These revenue estimates are adjusted when actual billings occur, and variances in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2005, 2004 and 2003 were $300.4 million, $204.4 million and $139.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued the following new pronouncements that have not yet been adopted by Nicor as of December 31, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The company has not yet adopted this pronouncement. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 2 - New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,”

“estimate,” “ultimate,” or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements.

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

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. Company management oversees compliance with such policies and procedures. The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, maturity, and in some cases value at risk (“VaR”).

VaR is the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. The company has established exposure limits at such a level that material adverse economic results are not expected. The company’s commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related costs, bad debt expense, and other operating and financing expenses. The company purchases about 4 billion cubic feet (“Bcf”) of natural gas annually for its own use and to cover storage-related inventory costs. The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin.

The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices. At December 31, 2005, Nicor Gas had hedged a significant portion of its forecasted 2006 company use and storage-related gas costs primarily through the use of fixed-price purchase agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management arrangements. Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks. Based on Nicor’s other energy businesses unhedged positions at December 31, 2005, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings at December 31, 2005 and 2004 by about $1.0 million and $0.2 million, respectively.

At December 31, 2005, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following asset (liability) fair values, net (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years	3 to 5 Years
Prices actively quoted	$(1.2)	$(1.1)	$(.1)	$-
Prices based on pricing models	.4	.4	-	-
Total	$(.8)	$(.7)	$(.1)	$-

Tropical Shipping’s objective is to substantially mitigate its exposure to higher fuel costs through fuel surcharges.

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

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. If market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper and on Tropical Shipping’s $40 million two-year senior unsecured term loan, interest expense would have increased causing Nicor’s earnings to decrease by approximately $0.3 million if the two-year term loan had been outstanding for the full year. For further information about debt securities, interest rates and fair values, see Item 8 - Financial Statements - Consolidated Statements of Capitalization, and Item 8 - Notes to the Consolidated Financial Statements - Note 6 - Short-Term and Long-Term Debt and Note 7 - Fair Value of Financial Instruments.

Nicor Inc.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.  As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for energy trading activities and gas inventories.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2006

Nicor Inc.

Consolidated Statements of Operations
(millions, except per share data)
Year ended December 31
	2005	2004	2003
Operating revenues
Gas distribution (includes revenue taxes of $156.4,
$143.5, and $134.0, respectively)	$2,909.6	$2,362.1	$2,351.6
Shipping	378.5	310.7	272.2
Other energy ventures	157.0	155.3	96.5
Corporate and eliminations	(87.3)	(88.4)	(57.6)
Total operating revenues	3,357.8	2,739.7	2,662.7

Operating expenses
Gas distribution
Cost of gas	2,212.4	1,695.0	1,692.7
Operating and maintenance	254.8	234.9	220.1
Depreciation	154.5	148.8	143.5
Taxes, other than income taxes	171.0	158.5	147.3
Mercury-related costs (recoveries), net	.4	-	(17.8)
Property sale gains	(.4)	(5.9)	(.4)
Shipping	338.1	279.1	249.5
Other energy ventures	142.9	136.0	88.6
Litigation charges (recoveries), net	(29.9)	38.5	-
Other corporate expenses and eliminations	(87.7)	(82.9)	(50.2)
Total operating expenses	3,156.1	2,602.0	2,473.3

Operating income	201.7	137.7	189.4
Interest expense, net of amounts capitalized	46.8	41.2	37.3
Equity investment income, net	9.3	6.3	15.3
Interest income	6.0	2.3	1.9
Other income, net	.8	.2	.1

Income before income taxes and cumulative
effect of accounting change	171.0	105.3	169.4
Income tax expense, net of benefits	34.7	30.2	59.6

Income before cumulative effect of accounting change	136.3	75.1	109.8
Cumulative effect of accounting change, net of
$3.0 income tax benefit	-	-	(4.5)

Net income	136.3	75.1	105.3

Dividends on preferred stock	-	-	.1

Earnings applicable to common stock	$136.3	$75.1	$105.2

Average shares of common stock outstanding
Basic	44.2	44.1	44.0
Diluted	44.4	44.3	44.2

Earnings per average share of common stock
Basic
Before cumulative effect of accounting change	$3.08	$1.71	$2.49
Cumulative effect of accounting change, net of tax	-	-	(.10)
	$3.08	$1.71	$2.39

Diluted
Before cumulative effect of accounting change	$3.07	$1.70	$2.48
Cumulative effect of accounting change, net of tax	-	-	(.10)
	$3.07	$1.70	$2.38

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Cash Flows
(millions)
Year ended December 31
	2005	2004	2003
Operating activities
Net income	$136.3	$75.1	$105.3
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	172.4	166.6	161.7
Deferred income tax (benefit) expense	(102.1)	27.3	132.6
Cumulative effect of accounting change	-	-	4.5
Loss (gain) on sale of property, plant and equipment	.3	(5.8)	(1.9)
Changes in assets and liabilities:
Receivables, less allowances	(305.9)	(121.5)	(4.1)
Gas in storage	(40.6)	13.3	(195.6)
Deferred/accrued gas costs	154.9	21.3	(20.3)
Prepaid pension costs	(6.1)	(4.4)	-
Other assets	13.9	(.9)	13.7
Accounts payable	155.3	124.1	(166.0)
Other liabilities	21.8	20.2	(30.2)
Other items	6.0	2.4	(12.3)
Net cash flow provided from (used for) operating activities	206.2	317.7	(12.6)

Investing activities
Capital expenditures	(201.9)	(190.4)	(181.3)
Purchase of equity investments	(2.3)	(2.6)	(12.7)
Purchases of available-for-sale securities	-	(21.8)	-
Purchases of held-to-maturity securities	(2.9)	(2.9)	(2.5)
Proceeds from sales or maturities of available-for-sale securities	15.1	6.9	-
Proceeds from sales or maturities of held-to-maturity securities	3.6	2.8	1.9
Net (increase) decrease in other short-term investments	29.7	(4.7)	(6.6)
Repayments from joint ventures	-	-	8.3
Net proceeds from sale of property, plant and equipment	1.0	8.0	3.5
Other investing activities	3.0	-	3.4
Net cash flow used for investing activities	(154.7)	(204.7)	(186.0)

Financing activities
Net proceeds from issuing long-term debt	39.9	-	147.8
Disbursements to retire long-term obligations	(1.2)	-	(152.5)
Commercial paper issuances with maturities over 90 days	-	35.0	730.0
Commercial paper repayments with maturities over 90 days	-	(575.0)	(190.0)
Net issuances (repayments) of commercial paper with maturities of
90 days or less	96.0	455.0	(280.0)
Dividends paid	(82.1)	(82.0)	(81.8)
Borrowing against cash surrender value of life insurance policies	-	26.1	-
Repayment of loan against cash surrender value of life insurance policies	-	(11.7)	-
Other financing activities	1.9	2.2	.2
Net cash flow provided from (used for) financing activities	54.5	(150.4)	173.7

Net increase (decrease) in cash and cash equivalents	106.0	(37.4)	(24.9)

Cash and cash equivalents, beginning of year	12.9	50.3	75.2

Cash and cash equivalents, end of year	$118.9	$12.9	$50.3

Supplemental information
Income taxes paid (refunded), net	$99.6	$10.4	$(73.3)
Interest paid, net of amounts capitalized	39.1	37.9	41.1

Supplemental schedule of noncash investing and financing activities:

In 2004, one of Nicor's Directors and Officers insurance carriers paid $29.0 million into an escrow account as described in Note 4.  Assets and liabilities, including investment returns, were recorded as follows:

Restricted short-term investments		$29.1
Obligation related to restricted investments		29.1

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

Nicor Inc.

Consolidated Balance Sheets
(millions)
December 31
	2005	2004
Assets

Current assets
Cash and cash equivalents	$118.9	$12.9
Restricted short-term investments	-	29.1
Short-term investments, at cost which approximates market	8.0	41.2
Receivables, less allowances of $31.5 and $21.9, respectively	889.1	583.2
Gas in storage	261.3	220.7
Deferred income taxes	3.0	72.3
Other	65.4	61.5
Total current assets	1,345.7	1,020.9

Property, plant and equipment, at cost
Gas distribution	4,043.2	3,831.6
Shipping	293.9	300.8
Other	14.2	11.2
	4,351.3	4,143.6
Less accumulated depreciation	1,692.2	1,593.8
Total property, plant and equipment, net	2,659.1	2,549.8

Prepaid pension costs	187.6	181.5
Long-term investments	133.2	137.6
Other assets	65.6	85.4

Total assets	$4,391.2	$3,975.2

Liabilities and Capitalization

Current liabilities
Long-term obligations due within one year	$50.0	$.2
Short-term borrowings	586.0	490.0
Accounts payable	658.2	502.9
Accrued gas costs	223.2	68.3
Dividends payable	20.5	20.5
Deferred income taxes	7.4	-
Obligations related to restricted investments	-	29.1
Other	77.6	60.4
Total current liabilities	1,622.9	1,171.4

Deferred credits and other liabilities
Regulatory retirement cost liability	631.7	706.4
Deferred income taxes	421.6	593.4
Asset retirement obligation	164.0	-
Regulatory income tax liability	41.3	44.8
Unamortized investment tax credits	31.7	33.8
Other liabilities	180.3	179.4
Total deferred credits and other liabilities	1,470.6	1,557.8

Commitments and contingencies

Capitalization
Long-term obligations
Long-term bonds and notes, net of unamortized discount	485.8	495.3
Mandatorily redeemable preferred stock	.6	1.6
Total long-term obligations	486.4	496.9
Common equity	811.3	749.1

Total capitalization	1,297.7	1,246.0

Total liabilities and capitalization	$4,391.2	$3,975.2

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Capitalization
(millions, except share data)
December 31
	2005		2004

First mortgage bonds
5.55% Series due 2006	$50.0		$50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
	500.0		500.0

Less: Amount due within one year	50.0		-
Unamortized debt discount, net of premium	4.2		4.7
	445.8	34.4%	495.3	39.8%

Other long-term debt
Senior unsecured term loan, variable interest rate of
London Inter-bank Offered Rate plus .5%, due 2007	40.0	3.1	-	-
Total long-term bonds and notes	485.8	37.5	495.3	39.8

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred
shares authorized; and cumulative, without par
value, 20,000,000 preference shares authorized
(11,681 shares of redeemable preferred stock,
4.48% series, outstanding at December 31, 2005
and 35,444 shares of redeemable preferred stock,
4.48% and 5.00% series, outstanding at
December 31, 2004)	.6		1.8
Less: Amount due within one year	-		.2
Total mandatorily redeemable preferred and preference stock	.6	-	1.6	.1

Common equity
Common stock, $2.50 par value, 160,000,000 shares
authorized (2,447,380 and 2,568,646 shares reserved
for conversion and other purposes, and 44,179,972
and 44,102,118 shares outstanding, respectively)	110.5		110.2
Paid-in capital	8.0		5.6
Retained earnings	694.5		640.3
Unearned compensation	(.1)		(.2)
Accumulated other comprehensive income (loss)
Cash flow hedges	(1.6)		(5.7)
Minimum pension liability	(.3)		(1.5)
Foreign currency translation adjustment	.3		.4
Total accumulated other comprehensive income (loss)	(1.6)		(6.8)
Total common equity	811.3	62.5	749.1	60.1

Total capitalization	$1,297.7	100.0%	$1,246.0	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Common Equity
(millions, except per share data)
Year ended December 31
	2005	2004	2003
Common stock
Balance at beginning of year	$110.2	$110.1	$110.0
Issued and converted stock	.3	.1	.1
Balance at end of year	110.5	110.2	110.1

Paid-in capital
Balance at beginning of year	5.6	3.6	1.2
Issued and converted stock	2.8	2.4	2.3
Reacquired and cancelled stock	(.4)	(.4)	.1
Balance at end of year	8.0	5.6	3.6

Retained earnings
Balance at beginning of year	640.3	647.1	623.8
Net income	136.3	75.1	105.3
Dividends on common stock ($1.86, $1.86 and $1.86
per share, respectively)	(82.1)	(81.9)	(81.9)
Dividends on preferred stock	-	-	(.1)
Balance at end of year	694.5	640.3	647.1

Unearned compensation
Balance at beginning of year	(.2)	(.2)	(.3)
Restricted stock amortization	.1	-	.1
Balance at end of year	(.1)	(.2)	(.2)

Accumulated other comprehensive (loss)
Balance at beginning of year	(6.8)	(6.0)	(6.3)
Other comprehensive income (loss)	5.2	(.8)	.3
Balance at end of year	(1.6)	(6.8)	(6.0)

Total common equity	$811.3	$749.1	$754.6

Consolidated Statements of Comprehensive Income
(millions)
Year ended December 31
	2005	2004	2003

Net income	$136.3	$75.1	$105.3
Other comprehensive income (loss), before tax
Gain (loss) on cash flow hedges	11.6	1.6	(17.4)
Loss on available-for-sale securities	(.1)	(.1)	-
Reclassifications of hedge (gains) losses to net income	(4.9)	(3.9)	18.3
Decrease (increase) to minimum pension liability	2.2	-	(.1)
Foreign currency translation adjustment	(.1)	.6	(.2)
	8.7	(1.8)	.6
Related income tax benefit (expense)	(3.5)	1.0	(.3)
Other comprehensive income (loss), net of tax	5.2	(.8)	.3

Comprehensive income	$141.5	$74.3	$105.6

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

1. ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor Inc. (“Nicor”) and all majority-owned subsidiaries. Nicor’s key subsidiaries are described in Note 13 - Business Segment and Geographic Information. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental and tax loss contingencies, unbilled revenues, the allowance for doubtful accounts receivable, postretirement benefit assets and liabilities, asset retirement obligations, income tax assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Reclassifications. Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

Cash and cash equivalents. Cash equivalents are comprised of highly liquid investments of domestic subsidiaries with an initial maturity of three months or less. The carrying value of these investments approximates fair value because of their short maturity.

Regulatory assets and liabilities. Northern Illinois Gas Company (“Nicor Gas”), a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (“ICC”), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2005	2004
Regulatory assets
Deferred environmental costs	$15.1	$35.4
Unamortized losses on reacquired debt	18.7	19.9
Deferred rate case costs	3.5	2.9
Other	.3	-
	$37.6	$58.2

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$11.6
Regulatory retirement cost liability - noncurrent	631.7	706.4
Accrued gas costs	223.2	68.3
Regulatory income tax liability	41.3	44.8
Other	1.8	.7
	$907.0	$831.8

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Investments. The company classifies money market funds held by its non-U.S. subsidiaries as short-term investments. The company’s investments in marketable securities are classified at the date of acquisition into either held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. The company carries held-to-maturity securities at amortized cost, which approximates fair value. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income or loss. The specific identification method is used to determine realized gains or losses on the sale of marketable securities. These money market funds and marketable securities are included in either short-term or long-term investments based upon contractual maturity date.

Equity investments. The company invests in several partnerships and limited liability companies that are accounted for under the equity method. Related investment balances classified as long-term investments at December 31, 2005 and 2004 were $118.4 million and $112.3 million, respectively, and include $92.9 million and $87.1 million at December 31, 2005 and 2004, respectively, related to Triton Container Investments L.L.C. (“Triton”), a cargo container leasing company.

Goodwill. Goodwill is the excess cost of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Tropical Shipping had goodwill of $15.6 million at December 31, 2005 and 2004, and Nicor Services had goodwill of $3.5 million and $3.4 million at December 31, 2005 and 2004, respectively. Goodwill is classified in noncurrent other assets and is tested for impairment annually.

Asset retirement obligations. The company records legal obligations (as defined under Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations) associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation. The obligation is recorded as both a cost of the long-lived asset and a corresponding liability. Subsequently, the asset retirement cost is depreciated over the life of the asset on a straight-line basis and the asset retirement obligation (“ARO”) is accreted to the expected settlement amount.

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation. Amounts charged to depreciation by Nicor Gas for future retirement costs in excess of the normal depreciation and accretion described above are classified as a regulatory retirement cost liability.

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

At times, Nicor Gas enters into futures contracts, options and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. In 2003, for those instruments carried at fair value, cash flow hedge accounting was generally elected. Hedge accounting has not been elected since 2003, and accordingly, changes in the fair value of these derivative instruments are now recorded in earnings as operating and maintenance expense.

Through early 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are used by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, to economically hedge price risk associated with energy trading activities involving inventories of natural gas and fixed-price purchase and sale agreements. Nicor Enerchange records its derivative instruments at fair value and generally cannot elect hedge accounting. As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements.

Nicor Enerchange also enters into futures contracts, options and swap agreements to hedge price and weather risks related to Nicor Solutions’ utility-bill management products. These instruments are carried at fair value and cash flow hedge accounting is generally elected. To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income or loss. Ineffectiveness, if any, is immediately recognized in operating income. Such ineffectiveness was $4.0 million for the year ended December 31, 2005 and was immaterial for the years ended December 31, 2004 and 2003. The amount in accumulated other comprehensive income or loss is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring. If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income or loss is immediately reclassified to earnings.

At December 31, 2005, the cash flow hedges component of accumulated other comprehensive loss was $1.6 million, reported net of $1.1 million of related income tax benefits. This loss includes $2.8 million of gains, net of $1.8 million of income taxes, on hedges related to Nicor Solutions’ utility-bill management products. The gains on hedges for the utility-bill management products are expected to be reclassified to earnings within the next 12 months.

At December 31, 2005, accumulated other comprehensive loss also included a loss of $4.2 million, reported net of $2.8 million of income tax benefits, related to losses on derivative instruments designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003. Nicor periodically utilizes derivative instruments to reduce interest rate risk associated with the anticipated issuance of debt. Changes in the fair value of these derivative instruments are reported as a component of accumulated other comprehensive income or loss. Upon the issuance of the debt, the amount deferred in accumulated other comprehensive income or loss is amortized to interest expense over the life of the debt instrument. The losses on hedges of interest payments are being amortized to interest expense on a straight-line basis over the life of the bonds.

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

Derivative instruments are classified as current or noncurrent other assets or liabilities as appropriate. Cash flows from derivative instruments are recognized in the consolidated statements of cash flows and gains and losses are recognized in the consolidated statements of operations in the same categories as the underlying transactions.

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

At December 31, 2005 and 2004, trade receivables include accrued unbilled revenues of $300.9 million and $205.0 million, respectively, related almost entirely to gas distribution operations.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The gas distribution composite depreciation rate is 4.1 percent, which includes all estimated future retirement costs. The estimated useful lives of shipping-segment vessels range from 20 to 25 years.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2005, 2004 and 2003 were $152.0 million, $139.4 million and $130.9 million, respectively.

Income taxes. Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. In the gas distribution segment, investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate are amortized to income over the lives of related properties.

After accounting for the repatriation, Nicor has remaining at December 31, 2005 approximately $12 million deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries. Nicor has not recorded deferred income taxes of approximately $18 million on approximately $51 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  See Note 8 - Income and Other Taxes for information on the American Jobs Creation Act of 2004 (the “Jobs Act”).

Cumulative effect of change in accounting. Effective January 1, 2003, Nicor’s wholesale natural gas marketing business, Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage and transportation agreements. The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and a prohibition against recording inventory at fair value. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting changes and error corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively. The initial adoption of this standard is not expected to have any impact on the company’s cash flows, financial position or results of operations.

Asset retirement obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143 that generally results in a broadened assessment of when assets contain measurable retirement obligations. Prior to adopting FIN 47, Nicor recorded AROs related primarily to the required removal and/or disposal of mercury regulators.

Nicor adopted FIN 47 in 2005. Upon adoption, Nicor:  recorded additional AROs associated with services, mains and other components of the distribution system and the buildings in its gas distribution segment and with certain equipment in its shipping segment of $160.6 million; increased the carrying value of the related assets by $60.1 million; increased accumulated depreciation by $26.4 million; and reduced its regulatory liability for future retirement costs by $126.6 million. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation. In connection with the adoption, $0.2 million was charged to net income. At December 31, 2005 a total ARO of $164.8 million is recorded, substantially all of which is classified as a noncurrent liability.

As provided for by FIN 47, the financial statements for the periods prior to December 31, 2005 have not been restated. If the company had applied the interpretations of FIN 47 to prior periods, it would have recorded AROs of $152.9 million, $147.0 million and $140.9 million at December 31, 2004, 2003 and 2002, respectively.

Share-based payment. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method will require the amortization of the fair value of equity awards, as determined at the date of grant, over the related vesting period. SFAS 123R also requires certain share-based liabilities, such as stock appreciation rights, to be recorded at fair value, and most employee stock purchase plans that offer a discount of greater than five percent will be considered compensatory, which will require the entire discount to be charged to expense. Nicor’s primary stock-based compensation plans are described in Note 10 - Stock-Based Compensation.

The provisions of SFAS 123R are effective for Nicor beginning January 1, 2006 and will be adopted on a modified prospective basis for equity awards. In addition, share-based liabilities will be adjusted from intrinsic value to fair value on January 1, 2006, with a corresponding adjustment to pretax earnings. The company has substantially completed its evaluation of SFAS 123R and the implementation of this standard is not expected to have a material impact on the company’s cash flow, financial position or results of operations.

At December 31, 2005, Nicor continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for all awards granted under its stock-based compensation plans. The intrinsic value method does not require compensation expense to be recognized for Nicor’s equity awards. If compensation expense for stock options and other equity awards had been recognized based upon the fair value method, the impact on the company’s net income and earnings per share would have been as follows (in millions, except per share data):

	2005	2004	2003
Net income
As reported	$136.3	$75.1	$105.3
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	1.2	1.2	.7
Pro forma	$135.1	$73.9	$104.6

Earnings per share
Basic - As reported	$3.08	$1.71	$2.39
Basic - Pro forma	3.05	1.68	2.38
Diluted - As reported	3.07	1.70	2.38
Diluted - Pro forma	3.05	1.67	2.37

3. INVESTMENTS

The following is a summary of the carrying values, which approximate fair value, of marketable securities at December 31 (in millions):

	2005	2004
Available-for-sale
U.S. government agency securities	$-	$7.7
U.S. Treasury securities	-	1.7
Corporate bonds	-	4.8
Other	.6	.9
	.6	15.1
Held-to-maturity
Corporate bonds	6.9	7.3
Certificates of deposit	.3	.3
	7.2	7.6
	$7.8	$22.7

At December 31, 2005 and 2004, short-term investments totaled $8.0 million and $41.2 million, respectively. These investments include $5.7 million and $35.6 million of money market funds held by the company’s non-U.S. subsidiaries and $2.3 million and $5.6 million of available-for-sale and held-to-maturity securities at December 31, 2005 and 2004, respectively. The remaining marketable securities are included in long-term investments.

Securities of $1.3 million were sold during 2004 that had originally been classified as held-to-maturity. These sales occurred after the issuer’s creditworthiness declined thus becoming non-compliant with the company’s investment policy. There was no gain or loss realized on the 2004 sale of these securities.

Proceeds from the sale of available-for-sale securities were $15.1 million, $6.9 million and zero in 2005, 2004 and 2003, respectively. There were no significant realized gains or losses from the sale of available-for-sale securities in 2005, 2004 or 2003.

The contractual maturities of available-for-sale and held-to-maturity marketable securities at December 31, 2005 were as follows (in millions):

Years to maturity
	Less than 1 year	1-5 years	5-10 years	More than 10 years	Total

Available-for-sale	$.6	$-	$-	$-	$.6
Held-to-maturity	1.7	5.5	-	-	7.2
	$2.3	$5.5	$-	$-	$7.8

4. RESTRICTED SHORT-TERM INVESTMENTS

At December 31, 2004, Nicor had $29.1 million of restricted short-term investments held in an escrow fund and a corresponding $29.1 million current liability. The escrow fund was established through a $29.0 million deposit by one of Nicor’s Directors and Officers insurance carriers to be used to satisfy Nicor’s directors’ and officers’ liabilities and expenses associated with claims asserted against them, with any remaining balance to be paid to Nicor. On May 17, 2005, the restriction on this fund ceased, and the funds were released to the company. As of December 31, 2005, no restricted short-term investments remained. (See also Note 19 - Contingencies.)

5. GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2005	2004

Nicor Gas	$221.0	$189.0
Nicor Enerchange	40.3	31.7
	$261.3	$220.7

Gas distribution segment inventory is carried at cost on a last-in, first-out (“LIFO”) basis. Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2005 and 2004, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2005 and 2004 exceeded the LIFO cost by $778.4 million and $434.2 million, respectively.

During 2004, Nicor Gas partially liquidated a LIFO layer at a cost per thousand cubic feet (“Mcf”) of $5.81. For gas purchased in 2004, the company’s average cost per Mcf was $0.24 higher than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 by $0.7 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income. There was no liquidation of any LIFO layers during 2005 and 2003.

6. SHORT-TERM AND LONG-TERM DEBT

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the Jobs Act. The term loan bears a floating interest rate based on the London Inter-bank Offered Rate (“LIBOR”) plus 0.50 percent per annum.

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. In connection with this replacement, the company charged to interest expense $0.8 million of unamortized costs on the $500 million revolver.

The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. Commitment fees paid in advance are insignificant and are being amortized over the respective terms of the agreements as interest expense. The company believes it is in compliance with all debt covenants at December 31, 2005.

The company had $586 million and $490 million of commercial paper outstanding with a weighted-average interest rate of 4.1 percent and 2.3 percent at December 31, 2005 and 2004, respectively.

The company incurred total interest expense of $47.9 million, $41.6 million, and $37.6 million in 2005, 2004 and 2003, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $0.4 million, and $0.3 million, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2005 and 2004 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $525 million and $530 million at December 31, 2005 and 2004, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The fair value of derivative financial instruments held at December 31, 2005 relates primarily to Nicor Gas. The majority of derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2005	2004

Current other assets	$29.2	$5.1
Noncurrent other assets	2.3	.7
	$31.5	$5.8

Current other liabilities	$6.1	$1.8
Noncurrent other liabilities	1.4	.5
	$7.5	$2.3

Nicor maintains margin accounts related to financial derivative transactions. At December 31, 2005 and 2004, the balance of these accounts were $37.0 million and $24.5 million, respectively, and were reflected in the Consolidated Balance Sheets as Receivables.

8. INCOME AND OTHER TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2005	2004	2003
Current
Federal	$116.3	$9.3	$(55.0)
State	22.1	(5.0)	(16.4)
	138.4	4.3	(71.4)
Deferred
Federal	(87.7)	17.0	99.8
State	(14.4)	10.3	32.8
	(102.1)	27.3	132.6

Amortization of investment tax credits, net	(2.1)	(1.8)	(2.0)
Foreign taxes	.5	.4	.4
Income tax expense, net	$34.7	$30.2	$59.6

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2005	2004
Deferred tax liabilities
Property, plant and equipment	$354.7	$432.2
Investment in partnerships	134.3	138.0
Investment in foreign subsidiaries	12.0	47.1
Other	31.2	37.4
	532.2	654.7
Deferred tax assets
Alternative minimum tax	32.0	41.8
Other	74.2	91.8
	106.2	133.6
Net deferred tax liability	$426.0	$521.1

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Foreign earnings repatriation	(9.9)	-	-
State income taxes, net	3.1	3.7	3.9
Tax credits	(3.1)	(5.3)	(2.7)
Amortization of regulatory tax liability	(1.1)	(1.8)	(1.2)
Undistributed foreign earnings	(3.3)	(3.0)	(1.5)
Other, net	(.4)	.1	1.7
Effective combined federal and state income tax rate	20.3%	28.7%	35.2%

The overall effective income tax rate for 2005 decreased to 20.3 percent from the prior year rate of 28.7 percent, due primarily to the 2005 tax benefits recorded in connection with the Jobs Act (approximately $17 million). The decline in the company’s effective income tax rate to 28.7 percent in 2004 from 35.2 percent in 2003 was primarily a result of lower pretax income (which typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).
The company had available at December 31, 2005, federal alternative minimum tax (“AMT”) credit carryforwards of approximately $38.2 million, which may be used indefinitely to reduce federal income taxes. The company believes it is more likely than not that all of its AMT benefits will be realized and accordingly, no valuation allowance has been recorded.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At December 31, 2005 and 2004, the company had accrued approximately $17.1 million and $6.3 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $67 million, reflecting the amount repaid during 2005. The company expects to repay the remaining amounts during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

On October 22, 2004, the Jobs Act was enacted. Certain provisions of the Jobs Act impact income taxes related to the earnings of foreign subsidiaries of Nicor. One provision provides that a portion of a foreign subsidiary’s income is no longer subject to current federal taxation because of its status as shipping income, beginning in 2005, to the extent such earnings are retained by the foreign subsidiary. Another provision of the Jobs Act allowed a portion of cumulative undistributed earnings of a foreign subsidiary to be repatriated to the United States by the end of 2005, at an effective federal income tax rate of 5.25 percent.

As of December 31, 2004, Nicor had recorded a $47 million deferred income tax liability, based on a 35 percent federal income tax rate, associated with approximately $134 million of earnings retained by its foreign subsidiaries. Nicor had not provided deferred income taxes of approximately $12 million on approximately $35 million of cumulative undistributed earnings of foreign subsidiaries that were considered to be indefinitely invested in foreign operations.

During December 2005, Nicor repatriated $132 million of cumulative undistributed earnings. The repatriation was funded by cash available from foreign subsidiaries coupled with the proceeds received by Tropical Shipping in connection with the December 2005 issuance of a $40 million two-year senior unsecured term loan. The federal income tax benefit resulting from the repatriation is approximately $17 million and was recognized in the fourth quarter of 2005. In conjunction with the repatriation, Nicor reclassified approximately $7.6 million of deferred income tax liabilities to other income tax reserves.

After accounting for the repatriation, Nicor has remaining at December 31, 2005 approximately $12 million deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries. Nicor has not recorded deferred income taxes of approximately $18 million on approximately $51 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

As a result of the repatriation, Nicor has approximately $83 million of cash it expects to use for qualifying investment uses under the Jobs Act. Qualifying investment uses include funding of United States-based employee-related costs, capital investments, and advertising and marketing expenditures.

9. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Health care and other benefits
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of period	$282.6	$273.1	$184.7	$173.6
Service cost	9.3	9.0	2.7	2.4
Interest cost	15.6	15.7	10.3	10.1
Actuarial loss	7.1	10.6	4.9	8.2
Participant contributions	-	-	.8	.9
Plan amendments	-	-	-	(1.9)
Benefits paid	(30.2)	(25.8)	(10.9)	(8.6)
Benefit obligation at end of period	284.4	282.6	192.5	184.7

	Pension benefits		Health care and other benefits
	2005	2004	2005	2004

Change in plan assets
Fair value of plan assets at beginning of period	402.0	383.6	10.6	11.7
Actual return on plan assets	52.2	44.2	1.0	1.2
Employer contributions	-	-	5.4	5.4
Participant contributions	-	-	.8	.9
Benefits paid	(30.2)	(25.8)	(10.9)	(8.6)
Fair value of plan assets at end of period	424.0	402.0	6.9	10.6

Funded status	139.6	119.4	(185.6)	(174.1)
Unrecognized net actuarial loss	44.9	58.4	88.5	88.6
Unrecognized prior service cost	3.1	3.7	(.7)	(.8)
Other	-	-	(3.8)	(2.7)
Recognized prepaid (accrued) benefit cost	$187.6	$181.5	$(101.6)	$(89.0)

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $246.1 million and $238.8 million at October 1, 2005 and 2004, respectively. The accrued benefit cost for health care and life insurance benefits is classified as a noncurrent other liability.

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company’s share of plan costs effective January 1, 2004. In 2004, further cost-sharing amendments, effective January 1, 2006, were made to the plan for all employees.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2005	2004	2003	2005	2004	2003

Service cost	$9.3	$9.0	$7.4	$2.7	$2.4	$2.0
Interest cost	15.6	15.7	16.3	10.3	10.1	11.1
Expected return on plan assets	(33.2)	(31.7)	(28.7)	(.9)	(1.0)	(1.2)
Recognized net actuarial loss	1.6	2.0	4.3	4.9	4.6	2.9
Amortization of unrecognized transition obligation	-	-	-	-	.1	3.1
Amortization of prior service cost	.6	.6	.7	(.1)	-	-
Net periodic benefit cost (credit)	$(6.1)	$(4.4)	$-	$16.9	$16.2	$17.9

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Health care and other benefits
	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	3.75	4.00	3.75	4.00

The 5.50 percent discount rate was determined independently for the pension and health-care plans based on bond matching models, using non-callable, high quality bonds (AA- or better), whose cash flows match the timing and amount of future benefit payments of the plans.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on assets	8.50	8.50	8.75	8.50	8.50	8.75
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of independent firms via probability-based models. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost. The assumed rate of return on assets can have a significant effect on the amounts reported for the pension benefits. A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $4 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:

	2005	2004
Health care cost trend rate	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	5	4

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2005	2004	2003
Health care cost trend rate	9.5%	9.5%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	4	4	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.3	$(1.1)
Effect on benefit obligation	18.1	(15.4)

In 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP SFAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and required public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The company’s 2004 net periodic postretirement health care costs do not reflect the effects of the Act because the company’s actuaries estimated that the impact in 2004 would be minimal. The company has, as required, reflected its best estimate of the potential subsidy in the October 1, 2004 measurement of the benefit obligation. The potential subsidy reduced the October 1, 2004 benefit obligation by $19.4 million, creating an actuarial gain that will be amortized over the remaining service lives of plan participants. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $2.4 million for the year ended December 31, 2005. This reduction was offset by general medical cost increases. As of the October 1, 2005 measurement date, the company refined its estimate of the potential subsidy to be ultimately collected. The refinement reduced the benefit obligation by an additional $19.7 million, creating an actuarial gain which will also be amortized over the remaining service lives of plan participants beginning in 2006, and further reducing the projected 2006 periodic health care plan cost by $2.9 million.

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

	Target	Percentage of plan assets at October 1
Asset category	allocation	2005	2004
Equity securities	69%	69%	69%
Debt securities	31	31	30
Real estate and other	-	-	1
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2006 and expects to contribute about $11.9 million to its other postretirement benefit plan in 2006. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2006	$27.4	$11.9	$(1.5)
2007	18.4	12.6	(1.6)
2008	17.5	13.1	(1.8)
2009	18.8	13.7	(1.9)
2010	20.0	14.2	(2.0)
2011-2015	129.7	76.9	(10.7)

Higher projected pension benefit payments for the 2006 plan year reflect an expected increase in retirements due to the health care cost-sharing amendments which become effective January 1, 2006.

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses. These plans are noncontributory with defined benefits. Plan expenses were $2.5 million, $1.9 million and $1.4 million in 2005, 2004 and 2003, respectively. The projected benefit obligation associated with these plans was $7.1 million and $12.7 million at December 31, 2005 and 2004, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $6.5 million, $6.2 million and $6.0 million in 2005, 2004 and 2003, respectively.

10. STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of stock options, restricted stock and alternate stock rights to key executives and managerial employees, as well as a stock deferral plan and an employee stock purchase plan.

Long-term incentive compensation plan. The company may grant options for up to 3.5 million common shares and at December 31, 2005 had 0.4 million options available to be granted. The stock option exercise price equals the stock’s market price on the date of grant. Options vest after one year, generally become exercisable after three years, and expire after ten years.

Following is a summary of stock option activity:

	Number of shares	Weighted-average exercise price
Options outstanding at:
December 31, 2002	882,600	$36.90
Granted	349,600	27.17
Exercised	-	-
Cancelled	(74,900)	36.95
December 31, 2003	1,157,300	33.96
Granted	333,600	36.35
Exercised	(19,400)	31.37
Cancelled	(182,900)	34.31
December 31, 2004	1,288,600	34.57
Granted	261,000	37.23
Exercised	(82,548)	28.18
Cancelled	(22,600)	34.64
December 31, 2005	1,444,452	35.41

	Number of shares	Weighted-average exercise price

Options exercisable at:
December 31, 2003	513,000	$34.47
December 31, 2004	549,800	35.23
December 31, 2005	634,400	37.61

Exercise price ranges for stock options outstanding at December 31, 2005 are as follows:
Range of exercise price	Number of shares	Weighted -average exercise price	Weighted -average remaining contractual life	Number of shares currently exercisable	Weighted -average exercise price of options currently exercisable

$26.97 - $34.10	461,652	$ 29.30	6.4	200,200	$ 32.00
36.34 - 45.05	982,800	38.28	7.6	434,200	40.20

The weighted-average fair value of options granted in 2005, 2004 and 2003 was $7.22, $6.98 and $4.32, respectively. The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected volatility	32.6%	35.5%	34.7%
Dividend yield	5.0%	5.1%	6.9%
Risk-free interest rate	4.0%	2.4%	2.7%
Expected period outstanding (years)	4	4	4

The computation of Nicor’s diluted earnings per share includes the potentially dilutive effect of issuing additional shares due to employees exercising stock options. However, when option exercise prices are above the stock prices, those options are not considered in the earnings per share computation, as to do so would be anti-dilutive. As a result, Nicor’s earnings per share computation excludes the potentially dilutive effect related to about 201,000 options, 306,500 options and 508,800 options in 2005, 2004 and 2003, respectively.

Stock deferral plan. Officers may elect to defer up to 50 percent of their annual bonus or long-term incentive award in exchange for Nicor common stock to be received at a future date. No additional compensation expense is recorded since the number of shares to be provided is determined based upon market value on the deferral date. As of December 31, 2005 and 2004, Nicor had commitments to distribute about 115,200 common shares and 94,900 common shares, respectively, to participants of the plan.

Employee stock purchase plan. Under the employee stock purchase plan, the company may sell up to 1.5 million shares of common stock to its employees and has sold about 1.1 million shares through December 31, 2005. Under the terms of this plan, eligible employees may purchase shares at 90 percent of the stock’s market price. The company sold about 24,900 shares, 28,700 shares and 30,900 shares to employees in 2005, 2004 and 2003, respectively. The weighted-average market value of shares sold in 2005, 2004 and 2003 was $38.50, $34.65 and $32.30, respectively.

11. COMMON STOCK

Changes in common shares. Changes in common shares outstanding are below (in millions):

	2005	2004	2003

Beginning of year	44.1	44.0	44.0
Issued	.1	.1	-
End of year	44.2	44.1	44.0

There were no repurchases of common stock in 2005, 2004 and 2003 under the common stock repurchase program announced in 2001.

Dividend and other restrictions. Nicor has no contractual or regulatory restrictions on the payment of dividends. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings. Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

12. MANDATORILY REDEEMABLE PREFERRED STOCK

Voting. Each share of preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company’s annual meeting of shareholders.

Mandatorily redeemable preferred stock. On November 3, 2005 Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends. There were 11,681 shares of the 4.48% Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2005.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates primarily in two separately managed reportable business segments: gas distribution and shipping. The gas distribution segment, Nicor’s principal business, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region. The shipping segment also includes amounts related to cargo insurance coverages sold to its customers and other third parties.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2005	2004	2003

Bundled sales	$ 2,546.7	$ 2,024.7	$ 2,014.8
Transportation	151.9	147.4	148.0
Revenue taxes	156.4	143.5	134.0
Other	54.6	46.5	54.8
	$ 2,909.6	$ 2,362.1	$ 2,351.6

The Gas distribution 2005 revenues and operating income reflect $12.8 million and $9.0 million, respectively, for amounts recorded in connection with the rate relief which became effective during the fourth quarter of 2005.

Tropical Shipping’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar. The 2005 income tax benefit for the shipping segment includes the impact of the tax benefit recorded in connection with the Jobs Act (approximately $17 million).

Nicor’s other business segments operate primarily in northern Illinois and include businesses that market energy-related products and services at retail to residential and small business consumers through Nicor Services and Nicor Solutions, and natural gas at the wholesale level through Nicor Enerchange. They also include a 50-percent-owned natural gas pipeline joint venture with Natural Gas Pipeline Company of America (Horizon Pipeline), and a 50-percent-owned retail energy marketing joint venture (Nicor Energy) whose operations were terminated in 2003. Financial information about these other business segments is combined under the heading “Other energy ventures” on the chart that follows. Intersegment revenues on the chart are presented prior to elimination.

Nicor management evaluates segment performance based on operating income. Intercompany billing for goods and services exchanged between segments is based generally upon direct and indirect costs incurred, but in some instances is based upon the prevailing tariffed or market-based price of the provider.

The majority of intersegment revenues represent gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions. Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas. Intersegment revenues are eliminated in the consolidated financial statements.

The $30.3 million operating income in the “Corporate and eliminations” column for 2005 includes $29.9 million of net insurance recoveries and earnings thereon of securities class action and derivative lawsuit settlements in the first and second quarters of 2005. The $44.0 million operating loss in the “Corporate and eliminations” column for 2004 includes a $38.5 million securities class action settlement charge recorded in the first quarter of 2004. See Note 19 - Contingencies - Securities Class Actions, Shareholder Derivative Lawsuits and Other. Corporate operating expenses also include unallocated legal and business development costs.

Financial data by business segment is as follows (in millions):

Nicor Inc.
			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated
Operating revenues
2005
External customers	$2,824.5	$378.5	$154.8	$-	$3,357.8
Intersegment	85.1	-	2.2	(87.3)	-
	2,909.6	378.5	157.0	(87.3)	3,357.8
2004
External customers	2,282.2	310.7	146.8	-	2,739.7
Intersegment	79.9	-	8.5	(88.4)	-
	2,362.1	310.7	155.3	(88.4)	2,739.7
2003
External customers	2,300.7	272.2	89.8	-	2,662.7
Intersegment	50.9	-	6.7	(57.6)	-
	2,351.6	272.2	96.5	(57.6)	2,662.7

Operating income (loss)
2005	$116.9	$40.4	$14.1	$30.3	$201.7
2004	130.8	31.6	19.3	(44.0)	137.7
2003	166.2	22.7	7.9	(7.4)	189.4

Equity investment income (loss), net
2005	$-	$-	$3.3	$6.0	$9.3
2004	(.1)	-	2.2	4.2	6.3
2003	(.1)	-	11.5	3.9	15.3

Interest income
2005	$4.3	$2.9	$.8	$(2.0)	$6.0
2004	1.0	1.1	.3	(.1)	2.3
2003	1.6	.9	.6	(1.2)	1.9

Other income (expense), net
2005	$(.5)	$.3	$-	$1.0	$0.8
2004	(2.4)	(.4)	.1	2.9	0.2
2003	.2	(.1)	-	-	0.1

Interest expense, net of
amounts capitalized
2005	$42.1	$1.2	$1.2	$2.3	$46.8
2004	37.2	.7	.5	2.8	41.2
2003	36.8	.5	.4	(.4)	37.3

Income tax expense (benefit), net
2005	$26.1	$(7.5)	$6.8	$9.3	$34.7
2004	33.1	8.1	8.7	(19.7)	30.2
2003	48.0	6.0	7.9	(2.3)	59.6

Cumulative effect of accounting
change, net of tax
2005	$-	$-	$-	$-	$-
2004	-	-	-	-	-
2003	-	-	(4.5)	-	(4.5)

Property, plant and
equipment, net
2005	$2,530.1	$119.9	$9.3	$(.2)	$2,659.1
2004	2,416.4	125.9	7.6	(.1)	2,549.8
2003	2,345.2	133.3	5.7	-	2,484.2

Capital expenditures
2005	$186.4	$10.7	$3.4	$(.1)	$200.4
2004	175.1	9.0	3.2	-	187.3
2003	172.9	5.9	2.5	-	181.3

Depreciation
2005	$154.5	$16.2	$1.7	$-	$172.4
2004	148.8	16.4	1.4	-	166.6
2003	143.5	16.9	1.3	-	161.7

14. EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2005	2004	2003

Triton	$7.4	$6.5	$5.5
Nicor Energy	.1	-	9.6
Affordable housing investments	(1.3)	(2.4)	(1.6)
Horizon Pipeline	1.7	1.6	1.5
All other	1.4	.6	.3
	$9.3	$6.3	$15.3

In 2005, 2004 and 2003, Nicor received dividends from equity investees of $5.5 million, $5.6 million and $2.3 million, respectively.

Nicor’s investment in Nicor Energy was written off during 2002. In 2003, Nicor Energy ceased operations and Nicor recorded gains of $9.6 million upon the receipt of cash from Nicor Energy.

15. RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.4 million in each year ended December 31, 2005, 2004 and 2003 for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $4.4 million for engineering and corrosion services rendered for 2005. In 2004 and 2003, EN Engineering charged Nicor Technologies, a wholly owned subsidiary of Nicor, $4.0 million and $4.4 million, respectively for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

16. COMMITMENTS

As of December 31, 2005, Nicor had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2006	$23.8	$36.5	$2.6
2007	10.4	28.2	1.7
2008	10.4	23.2	1.3
2009	10.4	11.1	.4
2010	10.4	4.0	.2
After 2010	14.0	16.6	.6
	$79.4	$119.6	$6.8

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space for the other energy ventures.

Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal. Rental expense under operating leases was $37.2 million, $27.5 million and $23.7 million in 2005, 2004 and 2003, respectively. Other long-term obligations consist primarily of equity fund commitments.

17. RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in base rates on November 4, 2004.  In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. The new rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications.

The ICC is expected to issue its decision on rehearing in March 2006. As a result of the rehearing process, the actual annual net revenue increase approved by the ICC could change. Based on the positions of the parties on the rehearing issues, the outcome could range from an approximate $7.1 million reduction to the annual net revenue increase to an approximate $0.9 million additional annual increase. Rate changes, if any, resulting from the outcome of the rehearing process would be prospective.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. In aggregate, the fourth quarter storage-related gas costs in operating and maintenance expense totaled $6.5 million. Such costs incurred prior to the effective date of the rate order were recorded as cost of gas.

18. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company’s wholly owned subsidiaries are reflected in Nicor’s Consolidated Balance Sheet, while the obligations of its unconsolidated equity investments are not. As of December 31, 2005 Nicor had guaranteed the payment of $0.6 million of lease obligations extending through February 2007 in support of one of its unconsolidated equity investee’s operations, and no liability has been recorded for this guarantee. Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. (“TEL”), an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $7 million at December 31, 2005. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $5.0 million, $2.9 million and $3.4 million were incurred in 2005, 2004 and 2003, respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 19 - Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. The company recorded expense of $2.2 million for 2003 in connection with this indemnification. No significant additional expense was recorded in 2004 and 2005. As of December 31, 2005, the company had a remaining estimated liability of $0.2 million in connection with this indemnification. While the company does not expect to incur significant additional costs under these indemnifications, it is not possible to estimate the maximum potential payments.

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

Performance-Based Rate (“PBR”) Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (“Report”) to Nicor’s Board of Directors on October 28, 2002.

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2005.

Nicor Energy. Nicor Energy was a retail energy marketing joint venture owned 50 percent by Nicor and 50 percent by Dynegy Marketing and Trade, that was dissolved in 2005, having liquidated all its assets and resolved all its liabilities.

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

On December 10, 2003, the United States Attorney for the Northern District of Illinois indicted three former employees of Nicor Energy and an outside lawyer for Nicor Energy. The indictments alleged that the defendants fraudulently deprived Nicor Energy of their honest services and caused a loss to investors in Nicor Inc. and Dynegy Inc. During the time period covered by the indictments, Nicor Energy was a stand alone entity with its own management and was operated independently from Nicor Inc. and Nicor Gas. None of the individuals indicted are employees of Nicor Inc. or Nicor Gas nor were they at the time of the charged conduct. The three former employees of Nicor Energy have pled guilty to certain charges. Separately, on December 10, 2003, the SEC filed its own civil enforcement action against the same three former employees and one additional former employee of Nicor Energy. While Nicor is unable to predict the final outcome of these matters, the resolution of such matters is not expected to have a material adverse impact on the company’s cash flow, financial condition or results of operations.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor and Nicor Energy that the SEC is conducting a formal inquiry regarding both the PBR plan and Nicor Energy. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Securities Class Actions. Following a July 18, 2002 Nicor press release concerning Nicor Energy and the PBR plan, several purported class actions were brought against Nicor, certain current and former officers of Nicor and Arthur Andersen LLP, the company’s former independent auditor. The actions were brought in the United States District Court for the Northern District of Illinois, Eastern Division, and were consolidated. The plaintiffs alleged that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On April 16, 2004 Nicor announced that its board of directors had approved an agreement to settle the above referenced action. Under the terms of the settlement, all claims against Nicor and Nicor-related defendants have been dismissed without any finding or admission of wrongdoing or liability, for a payment of $38.5 million. In the first quarter of 2004, the company recorded a litigation charge of $38.5 million related to this agreement. On July 13, 2004 the court granted final approval of the settlement. All appeal rights expired on August 12, 2004.

Shareholder Derivative Lawsuits. Also following Nicor’s issuance of the press release concerning Nicor Energy and the PBR plan, three purported derivative lawsuits were brought against Thomas Fisher (former Chairman and former CEO), Kathleen Halloran (former Executive Vice President Finance and Administration and former Executive Vice President and Chief Risk Officer) and all of the then members of Nicor’s Board of Directors (the “individual defendants”). Nicor was named as a nominal defendant in all three suits, which were consolidated in an amended complaint. The actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiffs alleged that the individual defendants breached their fiduciary duties to Nicor by allegedly causing or allowing Nicor to disseminate to the market materially misleading and inaccurate information, failing to establish and maintain adequate accounting controls and approving the PBR plan despite allegedly knowing that the plan was unlawful or that ICC approval would be improperly obtained. Plaintiffs also contended that two of the defendants (Mr. Fisher and Mr. Birdsall) engaged in improper insider selling of Nicor stock at inflated prices. The plaintiffs sought compensatory and punitive damages, attorneys’ fees and costs, and other relief against the individual defendants on behalf of Nicor but did not seek any damages against the company. On January 25, 2005, Nicor announced that its Board of Directors had approved a preliminary agreement to settle the above referenced action. Under the terms of the settlement, all claims against the defendants would be dismissed without any finding or admission of wrongdoing or liability. The settlement obligated Nicor to adopt certain new corporate governance policies and required the payment of $3.5 million in attorneys’ fees and expenses to plaintiffs’ counsel out of the Directors and Officers (“D&O”) insurance proceeds described below. The court granted final approval of the settlement and entered an Order of Dismissal on March 29, 2005. The settlement became final in the second quarter of 2005, when all appeal rights expired. In connection with the derivative settlement, in the first quarter of 2005, Nicor’s excess insurance carrier paid $4 million to Nicor to settle certain claims Nicor had asserted against it arising out of the derivative action and related class action securities litigation. Pursuant to the terms of the derivative settlement, Nicor paid $3.5 million of that $4 million to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative action. The $0.5 million net of these payments was reflected as “Litigation charges (recoveries), net” in the Consolidated Statement of Operations in the first quarter of 2005.

Fixed Bill Service. On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (“Nicor Services”) alleging violation of the Illinois Consumer Fraud Act (“ICFA”) by Nicor Services relating to the fixed bill service offered by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer’s Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff sought compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief on behalf of a proposed class consisting of all purchasers of the fixed bill service from February 1, 2002 through December 31, 2002. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. As a result, if the case proceeds in the Circuit Court, it will be as an individual action on behalf of the named plaintiff alone. The class certification decision remains subject to appeal. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services.  Nicor, Nicor Gas and Nicor Services were defendants in the case.  The plaintiff alleged deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleged violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff sought damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney’s fees and costs. In the third quarter of 2005, the case was transferred to the Circuit Court of DuPage County, Illinois. In the first quarter of 2006, Nicor, Nicor Gas and Nicor Services settled the action on an individual basis with the named plaintiff without any admission of wrongdoing or liability. The plaintiff’s case has been dismissed with prejudice and no motion to certify a class was ever filed.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 27 households.

As of December 31, 2005, Nicor Gas had remaining an estimated liability of $17.5 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. On January 3, 2006, Nicor and Nicor Gas filed a petition for leave to appeal to the Illinois Supreme Court.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2005 the company had recorded a liability of $19.5 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

Other. On April 27, 2004 one of Nicor’s D&O insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in a securities class action, the related shareholder derivative lawsuit described above and related matters, with any remaining balance to be paid to Nicor. Under the terms of the derivative settlement, once the settlement became final (because all appeal rights had expired), the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. These recoveries have been recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. These additional proceeds have been recorded in “Other corporate expenses and eliminations” in the Consolidated Statement of Operations for the year ended December 31, 2005. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

20. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31

2005
Operating revenues	$1,179.8	$484.4	$336.0	$1,357.5
Operating income	69.8	58.0	.6	73.3
Net income (loss)	43.7	33.4	(2.7)	62.0
Earnings (loss) per common share
Basic	.99	.76	(.06)	1.40
Diluted	.99	.75	(.06)	1.40

2004
Operating revenues	$1,115.7	$429.5	$299.9	$894.6
Operating income (loss)	34.3	33.1	(9.6)	79.9
Net income (loss)	19.6	19.5	(11.6)	47.7
Earnings (loss) per common share
Basic	.44	.44	(.26)	1.08
Diluted	.44	.44	(.26)	1.08

The second quarter of 2005 included $29.4 million of operating income related to insurance recoveries and earnings thereon related to the securities class action and derivative lawsuit settlements. The fourth quarter of 2005 included revenues of $12.8 million and operating income of $9.0 million recorded in connection with the rate relief that became effective during the quarter. Net income in the fourth quarter of 2005 includes the impact of the tax benefit recorded in connection with the Jobs Act of approximately $17 million. The first quarter of 2004 included a $38.5 million pretax litigation charge to operating expenses related to an agreement to settle securities class lawsuits.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the “Evaluation”).

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the company’s Chief Executive Officer and Chief Financial Officer, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

Information about the audit committee financial expert is contained under the Audit Committee Report section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference. Executive officers of the company are elected annually by the Board of Directors.

In addition, information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to the company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of such Code of Ethics as it applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics, by posting such information on the company’s investor relations section of its internet site at www.nicor.com.

The company has disclosed its Code of Ethics, Audit Committee Charter, Corporate Governance Committee Charter, Compensation Committee Charter, and Corporate Governance Guidelines on the company’s investor relations section of its internet site at www.nicor.com. Any shareholder may also request this information in print form from the company’s Investor Relations department.

Item 11. Executive Compensation

Information on executive compensation is contained under the Compensation Committee Report and Executive Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,559,658	$ 35.41	889,465 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,559,658	$ 35.41	889,465

(1)
This number includes 431,184 shares issuable under the 1997 Long-Term Incentive Plan, as amended. These shares can be used for stock options, alternate stock rights, restricted stock and performance award units, including awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred. The remaining 458,281 shares are issuable under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained under the Certain Relationships and Related Transactions section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information on principal accountant fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)

1) Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2) Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	36
II	Valuation and Qualifying Accounts	76

Schedules other than those listed are omitted because they are not applicable.

3) Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to						Balance
	beginning	costs and	other						at end
Description	of period	expenses	accounts			Deductions			of period

2005

Allowance for doubtful
accounts receivable	$21.9	$44.1	$-			$34.5	(a	)	$31.5

Accrued mercury-related costs	20.2	-	-			2.7	(b	)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c	)	17.9	(b	)	19.5

2004

Allowance for doubtful
accounts receivable	$21.2	$36.0	$-			$35.3	(a	)	$21.9

Accrued mercury-related costs	21.9	-	-			1.7	(b	)	20.2

Accrued manufactured gas plant
environmental costs	33.2	-	18.8	(c	)	15.2	(b	)	36.8

2003

Allowance for doubtful
accounts receivable	$16.9	$30.9	$-			$26.6	(a	)	$21.2

Accrued mercury-related costs	23.4	-	-			1.5	(b	)	21.9

Accrued manufactured gas plant
environmental costs	61.9	-	14.2	(c	)	42.9	(b	)	33.2

(a) Accounts receivable written off, net of recoveries.
(b) Expenditures, other adjustments.
(c) Accrual of estimated future remediation costs that are deferred as regulatory assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Inc.

Date February 24, 2006		/s/ RICHARD L. HAWLEY
Richard L. Hawley
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2006.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer		Chief Financial Officer
and Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

RAYMOND A. JEAN*		Director

JOHN E. JONES*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

WILLIAM A. OSBORN*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

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

Exhibit
Number		Description of Document

4.05	*
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

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

Exhibit
Number		Description of Document

10.06	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	*	Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.09	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.10	*	Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.11	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.12	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.13	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.14	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.15	*
First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.16	*	First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.17	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.18	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.19	*	Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.20	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

10.21	*	First Amendment to the Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.26.)

Exhibit
Number		Description of Document

10.22	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.23	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.24	*	2003 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2003, Nicor Inc., Exhibit 10.01.)

10.25	*	Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Dodge. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.30.)

10.26	*	Change-in-Control Agreement, dated November 25, 2002, between Nicor Inc. and Mr. Gracey. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.31.)

10.27	*	Change-in-Control Agreement, dated December 8, 2003, between Nicor Inc. and Mr. Hawley. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.32.)

10.28	*	2004 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.01.)

10.29	*	2004 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.02.)

10.30	*	First Amendment to Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.03.)

10.31	*	Agreement, dated July 30, 2004, between Nicor Inc. and Ms. Halloran. (File No. 1-7297, Form 10-Q for September 30, 2004, Nicor Inc., Exhibit 10.03.)

10.32	*	Nicor Inc. Stock Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.1.)

10.33	*	Nicor Inc. Salary Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.2.)

10.34	*	Nicor Inc. Directors’ Deferred Compensation Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.3.)

10.35	*	Nicor Gas Supplementary Savings Plan Enrollment Form. (File No. 1-7297, Form 8-K for December 27, 2004, Nicor Inc., Exhibit 99.1.)

10.36	*	Stock Payment Election Stock Deferral Plan Form. (File No. 1-7297, Form 8-K for February 15, 2005, Nicor Inc., Exhibit 99.1.)

10.37	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

Exhibit
Number		Description of Document

10.38	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.02.)

10.39	*	2005 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.03.)

10.40	*	2005 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.05.)

10.41	*	Stipulation and Agreement of Settlement of Shareholder Derivative Litigation dated as of February 16, 2005. (File No. 1-7297, Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.06.)

10.42	*	Final Judgment and Order of Dismissal dated as of March 29, 2005. (File No. 1-7297 Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.07.)

10.43	*	Directors Compensation. (File No. 1-7297, Form 8-K for September 21, 2005, Nicor Inc.)

10.44	*	210-Day Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.02.)

10.45	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.03.)

10.46		First Amendment to the Nicor Inc. Salary Deferral Plan.

10.47		Change-in-Control Agreement, dated July 20, 2004 between Nicor Inc. and Mr. O’Connor.

21.01		Subsidiaries.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.