Form 10-Q
period 2006-03-31
NICOR INC
filed 2006-05-03
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at April 28, 2006, were 44,378,546 shares.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three months ended
	March 31, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Three months ended
	March 31, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	March 31, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

	Signature	32

i

Glossary

Chicago Hub. A venture of Northern Illinois Gas Company, doing business as Nicor Gas Company (“Nicor Gas”) which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,830 degree days per year.

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

Mcf, MMcf, Bcf . Thousand cubic feet, million cubic feet, billion cubic feet.

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

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2006	2005
Operating revenues
Gas distribution (includes revenue taxes of $72.6 and $72.1, respectively)	$1,210.8	$1,078.8
Shipping	95.3	90.5
Other energy ventures	64.4	46.7
Corporate and eliminations	(51.1)	(36.2)
Total operating revenues	1,319.4	1,179.8

Operating expenses
Gas distribution
Cost of gas	956.7	836.8
Operating and maintenance	82.7	68.8
Depreciation	40.1	38.6
Taxes, other than income taxes	76.8	76.1
Mercury-related costs (recoveries), net	(3.8)	.1
Property sale gains	(.1)	-
Shipping	85.0	78.3
Other energy ventures	71.7	48.2
Litigation charges (recoveries), net	-	(.5)
Other corporate expenses and eliminations	(55.8)	(36.4)
Total operating expenses	1,253.3	1,110.0

Operating income	66.1	69.8
Interest expense, net of amounts capitalized	15.3	12.2
Equity investment income, net	1.6	2.1
Interest income	2.1	.9
Other income, net	.2	.1

Income before income taxes	54.7	60.7
Income tax expense, net of benefits	10.8	17.0

Net income	43.9	43.7
Dividends on preferred stock	-	-

Earnings applicable to common stock	$43.9	$43.7

Average shares of common stock outstanding
Basic	44.3	44.1
Diluted	44.5	44.3

Earnings per average share of common stock
Basic	$.99	$.99
Diluted	.99	.99

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Three months ended
	March 31
	2006	2005

Operating activities
Net income	$43.9	$43.7
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	44.4	43.0
Deferred income tax benefit	(21.0)	(.7)
Changes in assets and liabilities:
Receivables, less allowances	182.6	(37.5)
Gas in storage	231.0	187.8
Deferred/accrued gas costs	(97.1)	1.8
Other assets	36.6	10.0
Accounts payable	(295.4)	(133.4)
Temporary last-in, first-out inventory liquidation	443.8	403.4
Other liabilities	11.7	2.4
Other items	(7.3)	3.6
Net cash flow provided from operating activities	573.2	524.1

Investing activities
Capital expenditures	(43.4)	(39.6)
Purchases of held-to-maturity securities	-	(1.3)
Proceeds from sales or maturities of held-to-maturity securities	-	.8
Net increase in other short-term investments	(9.7)	(6.7)
Other investing activities	(.7)	(.5)
Net cash flow used for investing activities	(53.8)	(47.3)

Financing activities
Repayments of long-term debt	(7.0)	-
Net repayments of commercial paper with maturities of
90 days or less	(498.0)	(455.4)
Dividends paid	(20.7)	(20.5)
Other financing activities	6.6	1.5
Net cash flow used for financing activities	(519.1)	(474.4)

Net increase in cash and cash equivalents	.3	2.4

Cash and cash equivalents, beginning of period	118.9	12.9

Cash and cash equivalents, end of period	$119.2	$15.3

The accompanying notes are an integral part of these statements.

Nicor Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2006	2005	2005
Assets

Current assets
Cash and cash equivalents	$119.2	$118.9	$15.3
Restricted short-term investments	-	-	29.2
Short-term investments, at cost which approximates market	18.5	8.0	49.0
Receivables, less allowances of $44.9, $31.5
and $31.0, respectively	706.5	889.1	620.7
Gas in storage	30.3	261.3	32.9
Deferred income taxes	10.3	3.0	71.0
Other	35.2	65.4	59.8
Total current assets	920.0	1,345.7	877.9

Property, plant and equipment, at cost
Gas distribution	4,073.8	4,043.2	3,856.5
Shipping	294.6	293.9	301.8
Other	16.3	14.2	12.0
	4,384.7	4,351.3	4,170.3
Less accumulated depreciation	1,714.6	1,692.2	1,612.9
Total property, plant and equipment, net	2,670.1	2,659.1	2,557.4

Prepaid pension costs	190.1	187.6	183.0
Long-term investments	134.2	133.2	139.3
Other assets	60.7	65.6	75.4

Total assets	$3,975.1	$4,391.2	$3,833.0

Liabilities and Capitalization

Current liabilities
Long-term obligations due within one year	$50.0	$50.0	$-
Short-term borrowings	88.0	586.0	34.6
Accounts payable	362.8	658.2	369.5
Temporary last-in, first-out inventory liquidation	443.8	-	403.4
Accrued gas costs	126.1	223.2	70.1
Dividends payable	20.6	20.5	20.5
Deferred income taxes	3.3	7.4	-
Obligations related to restricted investments	-	-	29.2
Other	95.8	77.6	62.1
Total current liabilities	1,190.4	1,622.9	989.4

Deferred credits and other liabilities
Regulatory retirement cost liability	642.5	631.7	718.3
Deferred income taxes	410.8	421.6	593.8
Asset retirement obligation	165.3	164.0	-
Regulatory income tax liability	40.5	41.3	44.0
Unamortized investment tax credits	31.2	31.7	33.3
Other	175.2	180.3	180.8
Total deferred credits and other liabilities	1,465.5	1,470.6	1,570.2

Commitments and contingencies

Capitalization
Long-term obligations
Long-term bonds and notes, net of unamortized discount	480.2	485.8	495.4
Mandatorily redeemable preferred stock	.6	.6	1.6
Total long-term obligations	480.8	486.4	497.0

Common equity
Common stock	110.9	110.5	110.3
Paid-in capital	14.6	8.0	7.2
Retained earnings	717.6	694.5	663.5
Unearned compensation	-	(.1)	(.2)
Accumulated other comprehensive loss, net	(4.7)	(1.6)	(4.4)
Total common equity	838.4	811.3	776.4

Total capitalization	1,319.2	1,297.7	1,273.4

Total liabilities and capitalization	$3,975.1	$4,391.2	$3,833.0

The accompanying notes are an integral part of these statements.

Nicor Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Inc. (“Nicor”) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2005 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2. ACCOUNTING POLICIES

Gas in storage. Gas distribution inventory is carried at cost applying a last-in, first-out (“LIFO”) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Regulatory assets and liabilities. Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)), a wholly owned subsidiary of Nicor, is regulated by the Illinois Commerce Commission (“ICC”), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$10.3	$15.1	$23.5
Unamortized losses on reacquired debt	18.4	18.7	19.5
Deferred rate case costs	3.4	3.5	3.6
Other	.4	.3	-
	$32.5	$37.6	$46.6

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.0
Regulatory retirement cost liability - noncurrent	642.5	631.7	718.3
Accrued gas costs	126.1	223.2	70.1
Regulatory income tax liability	40.5	41.3	44.0
Other	1.1	1.8	5.2
	$819.2	$907.0	$849.6

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2006 and 2005 were $71.4 million and $70.6 million, respectively.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3. NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under such method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, liability awards will be adjusted to fair value at each quarter-end. See Note 11 - Stock-Based Compensation for a description of the company’s stock-based compensation plans.

Prior to January 1, 2006, the company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. Under APB 25, Nicor did not recognize compensation cost for stock options or employee stock purchase plan discounts, and certain liability awards were adjusted to intrinsic value. Results from prior periods have not been restated.

Upon adoption of SFAS 123(R), a $0.1 million after-tax benefit was recognized. As a result of adopting SFAS 123(R), net income, earnings per share and cash flows are not expected to be materially different than if the company had continued to account for share-based compensation under APB 25.

The effect on net income and earnings per share for the three months ended March 31, 2005 had the company applied the fair value recognition provisions of SFAS 123 is illustrated in the following table (in millions, except per share data).

Net income
As reported	$43.7
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	.3
Pro forma	$43.4

Earnings per share
Basic - As reported	$.99
Basic - Pro forma	.98
Diluted - As reported	.99
Diluted - Pro forma	.98

4. ASSET RETIREMENT OBLIGATIONS

Nicor has asset retirement obligations (“AROs”) associated with services, mains and other components of the distribution system and the buildings in its gas distribution segment and with certain equipment in its shipping segment. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending AROs for the quarter ended March 31, 2006 (in millions):

Beginning of period	$164.8
Liabilities incurred during the period	.6
Liabilities settled during the period	(.7)
Accretion	2.3
End of period	$167.0

Substantially all of the ARO is classified as a noncurrent liability.

5. RESTRICTED SHORT-TERM INVESTMENTS

At March 31, 2005, Nicor had $29.2 million of restricted short-term investments held in an escrow fund and a corresponding $29.2 million current liability. The escrow fund was established through a $29.0 million deposit by one of Nicor’s Directors and Officers insurance carriers to be used to satisfy Nicor’s directors’ and officers’ liabilities and expenses associated with claims asserted against them, with any remaining balance to be paid to Nicor. On May 17, 2005, the restriction on this fund ceased, and the funds were released to the company. As of March 31, 2006 and December 31, 2005, no restricted short-term investments remained.

6. SHORT-TERM AND LONG-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had $88.0 million, $586.0 million and $34.6 million of commercial paper borrowings outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The company believes it is in compliance with all debt covenants at March 31, 2006.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the American Jobs Creation Act (the “Jobs Act”). The term loan bears a floating interest rate based on the London Inter-bank Offered Rate (“LIBOR”) plus 0.50 percent per annum. In the first quarter of 2006, Tropical Shipping repaid $7 million of the term loan.

7. INCOME AND OTHER TAXES

In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006 the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. Income tax expense has not been provided on approximately $7 million of foreign company shipping earnings in the first quarter of 2006 that are expected to be indefinitely reinvested offshore.

In connection with these activities, a net income tax benefit of approximately $6.0 million was recorded in the first quarter of 2006 from elimination of certain deferred taxes. The company expects to incur approximately $5.2 million in current tax expense associated with these activities, $2.5 million of which has been recognized in the first quarter. The net of these two items represents the majority of the change in the company’s effective tax rate to 19.7 percent for the quarter ended March 31, 2006 from 28.0 percent for the corresponding prior-year period. It is estimated that the effective income tax rate for the remainder of 2006 will approximate 29 percent.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At March 31, 2006, December 31, 2005 and March 31, 2005, the company had accrued approximately $19.8 million, $17.1 million and $8.3 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million. In April 2006, the company repaid approximately $17 million, which was reclassified in the first quarter of 2006 from deferred to current income tax expense. The company expects to repay the remaining approximately $50 million during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

8. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $122.2 million, $300.9 million and $127.1 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2006, December 31, 2005 and March 31, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $512 million, $525 million and $528 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The recorded amount of the Tropical Shipping two-year senior unsecured term loan approximated fair value because of its variable interest rate.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The fair value of derivative financial instruments relates largely to Nicor Gas. The majority of derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31	December 31	March 31
	2006	2005	2005

Current other assets	$7.5	$29.2	$16.3
Noncurrent other assets	2.0	2.3	2.5
	$9.5	$31.5	$18.8

Current other liabilities	$13.3	$6.1	$2.5
Noncurrent other liabilities	2.0	1.4	.3
	$15.3	$7.5	$2.8

Nicor maintains margin accounts related to financial derivative transactions. At March 31, 2006, December 31, 2005 and March 31, 2005, the balance of these accounts was $27.4 million, $37.0 million and $30.4 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets as Receivables.

10. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended March 31
Service cost	$2.3	$2.3	$.6	$.7
Interest cost	3.7	3.9	2.6	2.6
Expected return on plan assets	(8.7)	(8.3)	(.1)	(.2)
Recognized net actuarial loss	.1	.4	1.2	1.1
Amortization of prior service cost	.1	.2	-	-
Net periodic benefit cost (credit)	$(2.5)	$(1.5)	$4.3	$4.2

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.3 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

11. STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock, performance units and stock options to key executives and managerial employees. The company may grant up to 3.5 million common shares under this plan. In addition, Nicor has a stock deferral plan, employee stock purchase plan and directors’ stock-based compensation plans.

In 2006, the company granted principally restricted stock and performance units under these plans, whereas in prior years grants consisted primarily of stock options and performance units.

As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.6 years. The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the quarters ended March 31 as follows (in millions):

	2006	2005

Operating and maintenance expense	$.8	$.4
Income tax benefits	.3	.2

Cash flows related to stock-based options for the quarters ended March 31 were as follows (in millions):

	2006	2005

Proceeds from the exercise of stock options	$5.2	$.8
Associated income tax benefits realized	.7	.4

Restricted stock. Restricted stock represents shares of common stock that are nontransferable during a vesting period of generally four years. Compensation cost was measured at the grant date share price for all periods.

A summary of the status of the company’s restricted stock and changes during the quarter ended March 31, 2006 is as follows:

		Weighted-
	Number of	average grant-
	shares	date fair value

Nonvested at January 1, 2006	5,999	$41.11
Granted	35,870	41.62
Vested	(3,000)	41.11
Forfeited	-	-
Nonvested at March 31, 2006	38,869	41.58

The weighted-average fair value of shares granted during the quarter ended March 31, 2006 was $41.62. There was no restricted stock granted during the quarter ended March 31, 2005. The total fair value of shares vested for each of the quarters ended March 31, 2006 and 2005 was $0.1 million.

Performance units. These awards are paid out in cash based on a measure of relative total shareholder return over a three-year performance period as compared to the performance of the companies in a utility industry peer group (Standard & Poor’s utility group). Units vest over approximately three-years, or upon retirement one year or more after the grant date. The liability for the units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment). Interim fair values are estimated by discounting probability-weighted expected cash flows. The company paid $0.8 million and $0.2 million during the quarters ended March 31, 2006 and 2005, respectively, to settle performance unit obligations.

Other. As noted in the company’s 2005 Annual Report on Form 10-K, the company has other stock-based compensation plans, but the impact to net income, earnings per share and cash flows is immaterial.

12. EQUITY INVESTMENT INCOME, NET

Net equity investment income totaled $1.6 million and $2.1 million for the quarters ended March 31, 2006 and 2005, respectively. These amounts include investment income from Triton Container Investments L.L.C. (“Triton”), a cargo container leasing company, of $1.2 million and $1.8 million, respectively, for the three-month periods ended March 31, 2006 and 2005. Nicor received cash distributions from equity investees of $1.7 million and $1.1 million, respectively, during the first quarter of 2006 and 2005.

13. COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended
	March 31
	2006	2005

Net income	$43.9	$43.7
Other comprehensive income (loss), after tax	(3.1)	2.4
Total comprehensive income	$40.8	$46.1

Net other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

14. BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended March 31, 2006
Operating revenues
External customers	$1,170.0	$95.3	$54.1	$-	$1,319.4
Intersegment	40.8	-	10.3	(51.1)	-
	$1,210.8	$95.3	$64.4	$(51.1)	$1,319.4

Operating income (loss)	$58.4	$10.3	$(7.3)	$4.7	$66.1

Three months ended March 31, 2005
Operating revenues
External customers	$1,047.8	$90.5	$41.5	$-	$1,179.8
Intersegment	31.0	-	5.2	(36.2)	-
	$1,078.8	$90.5	$46.7	$(36.2)	$1,179.8

Operating income (loss)	$58.4	$12.2	$(1.5)	$.7	$69.8

The majority of intersegment revenues represent gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions. Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas. Intersegment revenues are eliminated in the Condensed Consolidated Financial Statements.

In the first quarter of 2006, financial results within “Corporate and eliminations” include an approximate $5.2 million benefit associated with Nicor Solutions’ utility-bill management contracts attributable to warmer than normal weather. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. This benefit is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

The $0.7 million operating income in the “Corporate and eliminations” column for the three months ended March 31, 2005 includes a $0.5 million net recovery related to shareholder derivative lawsuits and securities class action lawsuits.

15. RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which related to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the first quarter of 2006, storage-related gas costs in operating and maintenance expense totaled $12.4 million. Such costs totaled $10.0 million for the first quarter of 2005 and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

16. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company’s wholly owned subsidiaries are reflected in Nicor’s Condensed Consolidated Balance Sheets, while the obligations of its unconsolidated equity investments are not. As of March 31, 2006, Nicor had guaranteed the payment of $0.5 million of lease obligations extending through February 2007 in support of one of its unconsolidated equity investee’s operations. No liability has been recorded for this guarantee as Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. (“TEL”), an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $8 million at March 31, 2006. Nicor believes the likelihood of any such payment by TEL is remote, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.5 million and $1.1 million were incurred for the three months ended March 31, 2006 and March 31, 2005, respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 17 - Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the three-month periods ended March 31, 2006 and 2005. As of March 31, 2006, the company had a remaining estimated liability of $0.2 million in connection with these indemnifications. While the company does not expect to incur significant additional costs under these indemnifications, it is not possible to estimate the maximum potential payments.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

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

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and was to use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 27 households.

As of March 31, 2006, Nicor Gas had remaining an estimated liability of $16.6 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. The Illinois Supreme Court has granted Nicor and Nicor Gas leave to appeal the decision of the Appellate Court.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of the arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of March 31, 2006, the company had recorded a liability of $16.2 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

Other. On April 27, 2004 one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in securities class actions that were settled in 2004, the related shareholder derivative lawsuits that were settled in 2005 and related matters, with any remaining balance to be paid to Nicor. The escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. In connection with the settlement of the derivative lawsuits referred to above, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million to settle certain claims that Nicor had asserted and Nicor paid $3.5 million of that amount to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative actions. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no additional potential insurance recoveries have been reflected in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Inc. (“Nicor”) 2005 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

Net income and diluted earnings per common share are presented below for the first quarter 2006 and 2005 (in millions, except per share data):

	Three months ended
	March 31
	2006	2005

Net income	$43.9	$43.7

Diluted earnings per average share of common stock	$.99	$.99

Net income and diluted earnings per share for the first quarter of 2006 versus the corresponding period in the prior year were favorably impacted by an approximate $3.8 million pretax recovery associated with Nicor Gas’ mercury inspection and repair program. Net income and diluted earnings per share for the 2005 three month period included a shareholder derivative action settlement of $3.5 million and a Directors and Officers (“D&O”) insurance recovery of $4.0 million that had a net positive pretax impact on 2005’s results of approximately $0.5 million.

Quarter over quarter comparisons also reflect lower operating results in the company’s gas distribution business (before consideration of the aforementioned mercury recovery), shipping business and other energy-related businesses, offset by income tax benefits resulting from the reorganization of certain shipping and related operations and higher corporate operating income.

Rate proceeding. Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that were placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which related to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the first quarter of 2006, storage-related gas costs in operating and maintenance expense totaled $12.4 million. Such costs totaled $10.0 million for the first quarter of 2005 and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

	Three months ended
	March 31
	2006	2005

Gas distribution	$58.4	$58.4
Shipping	10.3	12.2
Other energy ventures	(7.3)	(1.5)
Corporate and eliminations	4.7	.7
	$66.1	$69.8

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income is flat in the first quarter of 2006 compared to the prior-year quarter as the positive effects of higher gas distribution margin ($11.3 million increase) and a mercury-related recovery ($3.8 million) were offset by higher operating and maintenance expenses ($13.9 million increase) and higher depreciation expense ($1.5 million increase). Higher gas distribution margin was attributable to higher average rates (approximately $24 million increase) driven primarily by the rate increase ($18.7 million), partially offset by the negative impact of warmer weather than in 2005 (approximately $8 million decrease) and lower demand unrelated to weather (approximately $4 million decrease). After consideration of the impacts of the rate order on gas distribution margin and operating and maintenance expenses, the rate increase added approximately $11.8 million to first quarter 2006 gas distribution operating income.

•
Shipping operating income decreased $1.9 million in the quarter ended March 31, 2006 compared to the year-earlier period as higher operating revenue ($4.8 million increase) was more than offset by higher operating costs ($6.7 million increase). Higher operating revenue was attributable to higher average rates across all ports, partially offset by lower volumes shipped. Higher operating costs were due primarily to higher transportation-related costs which include fuel and inland freight ($3.0 million increase), and employee-related costs ($1.6 million increase).

•
Operating income from Nicor’s other energy ventures decreased $5.8 million in the first quarter of 2006 compared to the prior-year period due to lower operating results at Nicor’s energy-related products and services businesses ($12.5 million decrease) due primarily to the deferral of revenues associated with its utility-bill management contracts. Revenue is recognized on such contracts as the lesser of cumulative earned or cumulative billed amounts. Amounts deferred as of March 31 are expected to be recognized in 2006. This decrease was partially offset by improved operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($6.7 million increase), which included a turnaround of a portion of previously recorded unfavorable fair value accounting adjustments related to derivative instruments used to hedge future sales of natural gas inventory. Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period.

•
The $4.0 million increase in first quarter 2006 operating income attributed to “Corporate and eliminations” is due to an approximate $5.2 million benefit associated with Nicor Solutions’ utility-bill management contracts attributable to warmer than normal weather. Benefits or costs resulting from variances from normal weather are recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management contracts marketed by Nicor Solutions will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	Three months ended
	March 31
	2006	2005

Gas distribution	$1,210.8	$1,078.8
Shipping	95.3	90.5
Other energy ventures	64.4	46.7
Corporate and eliminations	(51.1)	(36.2)
	$1,319.4	$1,179.8

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the first quarter of 2006 compared with a year ago, gas distribution revenues increased $132.0 million due primarily to higher natural gas costs (approximately $279 million increase), partially offset by the negative impact of warmer weather

(approximately $135 million decrease) and lower demand unrelated to weather (approximately $40 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased first quarter 2006 revenues by approximately $18.7 million.

First quarter 2006 shipping segment operating revenues increased $4.8 million compared with the prior-year period due to higher average rates ($12.3 million increase), partially offset by lower volumes shipped ($7.6 million decrease). Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security.

Revenues in the first quarter of 2006 for Nicor’s other energy ventures increased $17.7 million due primarily to higher revenues at Nicor’s energy-related products and services businesses ($10.3 million increase) attributable to a higher average cost of gas and an increased number of utility-bill management customers, and higher revenues at Nicor Enerchange ($7.4 million increase) due primarily to favorable fair value adjustments discussed above under the Operating income by segment section.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended
	March 31
	2006	2005

Gas distribution revenues	$1,210.8	$1,078.8
Cost of gas	(956.7)	(836.8)
Revenue tax expense	(71.4)	(70.6)
Gas distribution margin	$182.7	$171.4

Gas distribution margin increased $11.3 million in the first quarter of 2006 compared with the corresponding prior-year period due primarily to higher average rates (approximately $24 million increase) driven primarily by the base rate increase ($18.7 million), partially offset by the negative impact of warmer weather than in 2005 (approximately $8 million decrease) and lower demand unrelated to weather (approximately $4 million decrease).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $13.9 million to $82.7 million in the first quarter of 2006 from $68.8 million in the prior-year period due primarily to higher gas storage-related costs ($12.4 million increase), company use gas ($4.7 million increase) and bad debt expense ($2.5 million increase). These negative factors were partially offset by lower claims arising from normal operations ($2.1 million decrease) and lower payroll and benefit-related costs ($3.8 million decrease). Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which approximated $10.0 million in the first quarter of 2005, were charged to cost of gas and passed through to customers as part of the PGA rider.

Other gas distribution operating expenses. Mercury-related costs (recoveries), net reflect estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Net mercury-related costs (recoveries) were $(3.8) million for the first quarter of 2006 and insignificant for the corresponding prior-year period. The first quarter 2006 net recoveries resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Mercury.

Shipping operating expenses. Shipping segment operating expenses increased $6.7 million in the first quarter of 2006 as compared with the corresponding prior-year period. The increase was due primarily to higher transportation-related costs which include fuel and inland freight ($3.0 million increase), and employee-related costs ($1.6 million increase).

Other energy ventures operating expenses. The $23.5 million increase in operating expenses in the first quarter of 2006 as compared with the corresponding prior-year period was due primarily to higher expenses at Nicor’s energy-related products and services businesses ($22.8 million increase) reflecting a higher average cost of gas, higher risk management costs and an increased number of utility-bill management customers.

Litigation charges (recoveries), net. The $0.5 million pretax net recovery in the first quarter of 2005 was comprised of a shareholder derivative action settlement ($3.5 million) and a related D&O insurance recovery ($4.0 million).

Interest expense. Interest expense of $15.3 million in the first quarter of 2006 increased $3.1 million over the corresponding 2005 period due to higher average borrowing levels ($1.6 million increase), the impact of higher average interest rates ($1.0 million increase), and higher estimated interest on income tax matters ($0.5 million increase). Higher average borrowings were attributable, in part, to a $40 million two-year senior unsecured term loan obtained in December 2005 and used to fund a portion of the repatriation of cumulative undistributed foreign earnings of Tropical Shipping in connection with the American Jobs Creation Act (the “Jobs Act”).

Interest income. Interest income increased $1.2 million in the first quarter of 2006 over the corresponding prior-year period due to higher investment balances and higher average rates.

Income taxes. In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006 the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. Income tax expense has not been provided on approximately $7 million of foreign company shipping earnings in the first quarter of 2006 that are expected to be indefinitely reinvested offshore.

In connection with these activities, a net income tax benefit of approximately $6.0 million was recorded in the first quarter of 2006 from elimination of certain deferred taxes. The company expects to incur approximately $5.2 million in current tax expense associated with these activities, $2.5 million of which has been recognized in the first quarter. The net of these two items represents the majority of the change in the company’s effective tax rate to 19.7 percent for the quarter ended March 31, 2006 from 28.0 percent for the corresponding prior-year period. It is estimated that the effective income tax rate for the remainder of 2006 will approximate 29 percent.

Nicor Inc.
Gas Distribution Statistics
	Three months ended
	March 31
	2006	2005
Operating revenues (millions)
Sales
Residential	$852.9	$748.6
Commercial	199.6	166.1
Industrial	25.1	23.9
	1,077.6	938.6
Transportation
Residential	9.3	8.2
Commercial	25.2	24.7
Industrial	10.0	10.3
Other	.4	5.1
	44.9	48.3
Other revenues
Revenue taxes	72.6	72.1
Environmental cost recovery	5.1	11.9
Chicago Hub	2.5	1.9
Other	8.1	6.0
	88.3	91.9
	$1,210.8	$1,078.8
Deliveries (Bcf)
Sales
Residential	83.0	96.3
Commercial	19.0	21.1
Industrial	2.5	3.1
	104.5	120.5
Transportation
Residential	7.3	8.6
Commercial	33.8	38.9
Industrial	30.7	33.8
	71.8	81.3
	176.3	201.8
Customers at end of period (thousands)
Sales
Residential	1,811.8	1,781.2
Commercial	123.9	118.1
Industrial	7.5	7.4
	1,943.2	1,906.7
Transportation
Residential	153.1	154.6
Commercial	57.8	59.1
Industrial	5.8	6.0
	216.7	219.7
	2,159.9	2,126.4

Other statistics
Degree days	2,657	2,966
Colder (warmer) than normal*	(11)%	(1)%
Average gas cost per Mcf sold	$9.12	$6.90

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics

	Three months ended
	March 31
	2006	2005

TEUs shipped (thousands)	49.1	53.6
Average revenue per TEU	$1,940	$1,689
At end of period
Ports served	26	25
Vessels operated	17	19

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $49.1 million to $573.2 million in the 2006 first quarter from $524.1 million in the prior-year period.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million. In April 2006, the company repaid approximately $17 million, which was reclassified in the first quarter of 2006 from deferred to current income tax expense. The company expects to repay the remaining approximately $50 million during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Financing activities. The current credit ratings for Nicor Inc. and Nicor Gas have not changed since the filing of the December 31, 2005 Annual Report on Form 10-K. On April 27, 2006, Moody’s Investors Service placed under review for possible downgrade the rating of debt issued and supported by Nicor Inc. (Prime-1 commercial paper) and Nicor Gas (A1 long-term issuer rating and Aa3 senior secured). Nicor Gas’ Prime-1 commercial paper ratings are not under review.

Long-term debt. In the first quarter of 2006, Tropical Shipping repaid $7 million of its $40 million, two-year senior unsecured term loan. The repayment was primarily financed through the company’s cash flows from operating activities.

Short-term debt. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had $88.0 million, $586.0 million and $34.6 million of commercial paper borrowings outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2006. The company believes it is in compliance with all debt covenants at March 31, 2006 and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

American Jobs Creation Act. During December 2005, under certain provisions of the Jobs Act, Nicor repatriated $132 million of cumulative undistributed earnings. At March 31, 2006, Nicor has approximately $83 million of cash it expects to use in 2006 for qualifying investment uses under the Jobs Act. Qualifying investment uses include funding of United States-based employee-related costs, capital investments, and advertising and marketing expenditures.

Dividends. On March 16, 2006, Nicor announced a quarterly dividend on common stock of $0.465 cents per share which was paid on May 1, 2006 to stockholders of record as of March 31, 2006. The dividend declared in March 2006 was accrued as a liability at March 31, 2006. On April 20, 2006, Nicor announced a quarterly dividend on common stock of $0.465 cents per share payable on August 1, 2006 to stockholders of record as of June 30, 2006.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor is unable to predict the outcome of these inquiries or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of these contingencies.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. Information about this lawsuit is presented within Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Fixed Bill Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 7 - Income and Other Taxes and Note 17 - Contingencies.

On April 27, 2004 one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in securities class actions that were settled in 2004, the related shareholder derivative lawsuits that were settled in 2005 and related matters, with any remaining balance to be paid to Nicor. The escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. In connection with the settlement of the derivative lawsuits referred to above, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million to settle certain claims that Nicor had asserted and Nicor paid $3.5 million of that amount to plaintiffs’ attorneys to reimburse them for the fees and expenses expended in pursuing the derivative actions. Nicor also continues to seek reimbursement for other expenses from its excess insurance carrier in connection with the same matters but is unable to predict the outcome of this matter and therefore no potential insurance recoveries have been reflected in the financial statements.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2005 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

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

There has been no material change in the company’s exposure to market risk since the filing of the 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation”).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 15 - Rate Proceeding and Note 17 - Contingencies, which are incorporated herein by reference, for a discussion of the company’s contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during the first quarter of 2006 or 2005. As of March 31, 2006, $21.5 million remained authorized for the repurchase of common stock.

Item 6. Exhibits

Exhibit
Number		Description of Document
3.01	*	Articles of Incorporation of the company. (File No. 2-55451, Form S-14, Nicor Inc., Exhibit 1-03 and Exhibit B of Amendment No. 1 thereto.)

3.02	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated April 20, 1979, Nicor Inc., Item 3 thereto.)

3.03	*	Amendment to Articles of Incorporation of the company. (File No. 2-68777, Form S-16, Nicor Inc., Exhibit 2-01.)

3.04	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 3-03.)

3.05	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 12, 1987, Nicor Inc., Exhibit A and Exhibit B thereto.)

3.06	*	Amendment to Articles of Incorporation of the company. (File No. 1-7297, Form 10-K for 1992, Nicor Inc., Exhibit 3-06.)

3.07	*	Amendments to Articles of Incorporation of the company. (Proxy Statement dated March 9, 1994, Nicor Inc., Exhibit A-1 and Exhibit B thereto.)

3.08	*	Amendment to Articles of Incorporation of the company. (Proxy Statement dated March 6, 1998, Nicor Inc., Item 2 thereto.)

3.09	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

10.01	*	Officer Compensation. (File No. 1-7297, Form 8-K for January 23, 2006, Nicor Inc.)

10.02	*	Officer Compensation under the 2005 Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for February 27, 2006, Nicor Inc.)

10.03	*	Deferred Restricted Stock Agreement under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

Exhibit
Number		Description of Document

10.04	*	Restricted Stock Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.05	*	Performance Cash Unit Agreement Form under the Nicor Inc. 2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.06	*	2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.07	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.08	*	2006 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.09	*	2006 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.10		Non-Qualified Stock Option Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan.

10.11		1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company.

10.12		Amendment No. 1 to the 1993 Interim Cooperative Agreement.

10.13		Amendment No. 2 to the 1993 Interim Cooperative Agreement.

10.14		Amendment No. 3 to the 1993 Interim Cooperative Agreement.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the United States Securities and Exchange Commission (“SEC”) as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

May 3, 2006	/s/ RICHARD L. HAWLEY
(Date)	Richard L. Hawley
Executive Vice President and
Chief Financial Officer