Form 10-Q
period 2006-06-30
NICOR INC
filed 2006-08-02
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at July 28, 2006, were 44,536,603 shares.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three and six months ended
	June 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Six months ended
	June 30, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	June 30, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits	37

	Signature	38

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

Nicor Enerchange. Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor’s other energy ventures’ product risks.

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

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Operating revenues
Gas distribution (includes revenue taxes of
$26.0, $27.4, $98.6 and $99.6, respectively)	$338.1	$372.2	$1,548.9	$1,451.1
Shipping	94.5	92.3	189.8	182.8
Other energy ventures	36.7	33.8	101.1	80.5
Corporate and eliminations	(18.0)	(13.9)	(69.1)	(50.2)
Total operating revenues	451.3	484.4	1,770.7	1,664.2

Operating expenses
Gas distribution
Cost of gas	194.1	230.6	1,150.8	1,067.4
Operating and maintenance	60.6	58.6	143.3	127.5
Depreciation	40.1	38.6	80.2	77.3
Taxes, other than income taxes	29.4	31.4	106.2	107.4
Mercury-related costs (recoveries), net	.2	-	(3.6)	.1
Property sale gains	(2.5)	(.1)	(2.6)	(.1)
Shipping	85.8	82.0	170.8	160.3
Other energy ventures	35.6	29.1	107.3	77.4
Litigation charges (recoveries), net	10.0	(29.4)	10.0	(29.9)
Other corporate expenses and eliminations	(18.9)	(14.4)	(74.7)	(51.0)
Total operating expenses	434.4	426.4	1,687.7	1,536.4

Operating income	16.9	58.0	83.0	127.8
Interest expense, net of amounts capitalized	9.1	9.9	24.4	22.1
Equity investment income, net	2.2	1.9	3.8	3.9
Interest income	3.3	1.8	5.4	2.7
Other income, net	.2	.3	.4	.4

Income before income taxes	13.5	52.1	68.2	112.7
Income tax expense, net of benefits	5.0	18.7	15.8	35.6

Net income	$8.5	$33.4	$52.4	$77.1

Average shares of common stock outstanding
Basic	44.5	44.1	44.4	44.1
Diluted	44.6	44.4	44.5	44.4

Earnings per average share of common stock
Basic	$.19	$.76	$1.18	$1.75
Diluted	.19	.75	1.18	1.74

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2006	2005
Operating activities
Net income	$52.4	$77.1
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	88.9	86.2
Deferred income tax (benefit) expense	(38.6)	13.3
Gain on sale of property, plant and equipment	(2.5)	-
Gain on whole-life insurance policy proceeds	(.7)	(1.2)
Changes in assets and liabilities:
Receivables, less allowances	514.7	265.6
Gas in storage	223.2	172.9
Deferred/accrued gas costs	(56.5)	24.5
Other assets	28.4	6.2
Accounts payable	(224.3)	(31.4)
Temporary last-in, first-out inventory liquidation	243.0	171.4
Other liabilities	.6	(25.4)
Other items	(16.4)	2.1
Net cash flow provided from operating activities	812.2	761.3

Investing activities
Capital expenditures	(84.1)	(96.7)
Net increase in other short-term investments	(7.5)	(22.4)
Net proceeds from sale of property, plant and equipment	2.9	.2
Receipt of whole-life insurance policy proceeds	.8	1.4
Other investing activities	1.9	(1.7)
Net cash flow used for investing activities	(86.0)	(119.2)

Financing activities
Repayments of long-term debt	(17.0)	-
Net repayments of commercial paper with maturities of
90 days or less	(586.0)	(490.0)
Dividends paid	(41.4)	(41.0)
Other financing activities	9.1	1.8
Net cash flow used for financing activities	(635.3)	(529.2)

Net increase in cash and cash equivalents	90.9	112.9

Cash and cash equivalents, beginning of period	118.9	12.9

Cash and cash equivalents, end of period	$209.8	$125.8

Supplemental schedule of noncash investing activities:

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

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2006	2005	2005
Assets

Current assets
Cash and cash equivalents	$209.8	$118.9	$125.8
Short-term investments, at cost which
approximates market	16.8	8.0	65.4
Receivables, less allowances of $40.0,
$31.5 and $30.6, respectively	374.4	889.1	317.6
Gas in storage	38.1	261.3	47.8
Deferred income taxes	22.7	3.0	69.9
Other	42.2	65.4	68.5
Total current assets	704.0	1,345.7	695.0

Property, plant and equipment, at cost
Gas distribution	4,087.7	4,043.2	3,897.1
Shipping	295.4	293.9	304.6
Other	18.2	14.2	11.9
	4,401.3	4,351.3	4,213.6
Less accumulated depreciation	1,720.8	1,692.2	1,631.1
Total property, plant and equipment, net	2,680.5	2,659.1	2,582.5

Prepaid pension costs	192.5	187.6	184.6
Long-term investments	134.4	133.2	138.6
Other assets	62.3	65.6	70.8

Total assets	$3,773.7	$4,391.2	$3,671.5

Liabilities and Capitalization

Current liabilities
Long-term obligations due within one year	$50.0	$50.0	$0.2
Short-term borrowings	-	586.0	-
Accounts payable	433.9	658.2	471.5
Temporary last-in, first-out inventory liquidation	243.0	-	171.4
Accrued gas costs	166.7	223.2	92.8
Dividends payable	20.7	20.5	20.5
Deferred income taxes	-	7.4	-
Other	81.0	77.6	44.2
Total current liabilities	995.3	1,622.9	800.6

Deferred credits and other liabilities
Regulatory retirement cost liability	652.2	631.7	730.5
Deferred income taxes	410.0	421.6	607.7
Asset retirement obligation	167.5	164.0	-
Regulatory income tax liability	39.6	41.3	43.2
Unamortized investment tax credits	30.7	31.7	32.8
Other	179.7	180.3	169.9
Total deferred credits and other liabilities	1,479.7	1,470.6	1,584.1

Commitments and contingencies

Capitalization
Long-term obligations
Long-term bonds and notes, net of unamortized discount	470.2	485.8	495.5
Mandatorily redeemable preferred stock	.6	.6	1.4
Total long-term obligations	470.8	486.4	496.9

Common equity
Common stock	111.1	110.5	110.4
Paid-in capital	16.7	8.0	7.5
Retained earnings	705.4	694.5	676.3
Unearned compensation	-	(.1)	(.1)
Accumulated other comprehensive loss, net	(5.3)	(1.6)	(4.2)
Total common equity	827.9	811.3	789.9

Total capitalization	1,298.7	1,297.7	1,286.8

Total liabilities and capitalization	$3,773.7	$4,391.2	$3,671.5

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

	June 30	December 31	June 30
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$13.0	$15.1	$17.7
Unamortized losses on reacquired debt	18.2	18.7	19.3
Deferred rate case costs	3.2	3.5	3.6
Other	2.5	.3	.3
	$36.9	$37.6	$40.9

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.1
Regulatory retirement cost liability - noncurrent	652.2	631.7	730.5
Accrued gas costs	166.7	223.2	92.8
Regulatory income tax liability	39.6	41.3	43.2
Other	.1	1.8	5.0
	$867.6	$907.0	$883.6

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2006 were $25.0 million and $96.4 million, respectively, and $26.7 million and $97.3 million, respectively, for the same periods ending June 30, 2005.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor on January 1, 2007. The company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition.

Share-based payment. Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under such method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, liability awards will be adjusted to fair value at each quarter-end. See Note 10 - Stock-Based Compensation for a description of the company’s stock-based compensation plans.

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

The effect on net income and earnings per share for the three and six months ended June 30, 2005 had the company applied the fair value recognition provisions of SFAS 123 is illustrated in the following table (in millions, except per share data).

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income
As reported	$33.4	$77.1
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	.3	.6
Pro forma	$33.1	$76.5

Earnings per share
Basic - As reported	$.76	$1.75
Basic - Pro forma	.75	1.73
Diluted - As reported	.75	1.74
Diluted - Pro forma	.75	1.72

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

The following table presents a reconciliation of the beginning and ending AROs for the six months ended June 30, 2006 (in millions):

Beginning of period	$164.8
Liabilities incurred during the period	1.1
Liabilities settled during the period	(1.4)
Accretion	4.7
End of period	$169.2

Substantially all of the ARO is classified as a noncurrent liability.

5. SHORT-TERM AND LONG-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at June 30, 2006 and June 30, 2005. There were $586.0 million of commercial paper borrowings outstanding at December 31, 2005.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the American Jobs Creation Act (the “Jobs Act”). The term loan bears a floating interest rate based on the London Inter-bank Offered Rate (“LIBOR”) plus 0.50 percent per annum. In the first half of 2006, Tropical Shipping repaid $17 million of the term loan.

The company believes it is in compliance with all debt covenants at June 30, 2006.

6. INCOME AND OTHER TAXES

In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006, the company reorganized certain of its shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and six-month period ended June 30, 2006, income tax expense has not been provided on approximately $4 million and $11 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes. The company expects to incur approximately $5 million in current tax expense associated with these activities, of which approximately $2 million has been recognized in the first half of 2006.

The company’s estimated effective income tax rate for the remainder of 2006 is approximately 28 percent resulting from the ongoing benefit of untaxed foreign shipping earnings, recognition of certain tax credits and the amortization of excess deferred taxes. During the first six months of 2006, the effective income tax rate was 23.1 percent. The lower rate for the first six months reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s outstanding SEC inquiry. For the first six months of 2005, the effective income tax rate was 31.6 percent which reflected recording 2005 net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent. The effective income tax rate for the quarters ended June 30, 2006 and 2005 were 36.8 percent and 35.9 percent, respectively, reflecting the impact of the items noted above on the respective quarters.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At June 30, 2006, December 31, 2005 and June 30, 2005, the company had accrued approximately $20.3 million, $17.1 million and $8.6 million, respectively, for such uncertainties.

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

In the second half of 2005 and the first half of 2006, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million and $34 million, respectively. The company expects to repay the remaining approximately $34 million during the second half of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

7. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $46.5 million, $300.9 million and $44.2 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2006, December 31, 2005 and June 30, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $503 million, $525 million and $549 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The recorded amount of the Tropical Shipping two-year senior unsecured term loan for the periods presented approximated fair value because of its variable interest rate.

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

	June 30	December 31	June 30
	2006	2005	2005

Current other assets	$8.5	$29.2	$14.3
Noncurrent other assets	.3	2.3	1.7
	$8.8	$31.5	$16.0

Current other liabilities	$23.3	$6.1	$2.1
Noncurrent other liabilities	4.4	1.4	.8
	$27.7	$7.5	$2.9

Nicor maintains margin accounts related to financial derivative transactions. At June 30, 2006, December 31, 2005 and June 30, 2005, the balance of these accounts was $30.1 million, $37.0 million and $20.4 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended June 30
Service cost	$2.4	$2.3	$.6	$.7
Interest cost	3.7	3.9	2.6	2.6
Expected return on plan assets	(8.7)	(8.3)	-	(.2)
Recognized net actuarial loss	-	.4	1.2	1.1
Amortization of prior service cost	.2	.2	-	-
Net periodic benefit cost (credit)	$(2.4)	$(1.5)	$4.4	$4.2

Six months ended June 30
Service cost	$4.7	$4.7	$1.2	$1.3
Interest cost	7.4	7.8	5.2	5.2
Expected return on plan assets	(17.4)	(16.6)	(.1)	(.5)
Recognized net actuarial loss	.1	.7	2.4	2.4
Amortization of prior service cost	.3	.3	-	-
Net periodic benefit cost (credit)	$(4.9)	$(3.1)	$8.7	$8.4

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.4 million and $2.7 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million, respectively, for the corresponding prior-year periods.

10. STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock, performance units and stock options to key executives and managerial employees. The company may grant up to 1.5 million common shares under a plan approved in the second quarter of 2006. In addition, Nicor has a stock deferral plan, employee stock purchase plan and directors’ stock-based compensation plans.

In 2006, the company primarily granted restricted stock and performance units under these plans, whereas in prior years’ grants consisted primarily of stock options and performance units.

As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.4 years. The company recognized compensation cost and related tax effects for all share-based compensation arrangements as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Operating and maintenance expense	$1.1	$1.3	$1.9	$1.7
Income tax benefits	.4	.5	.7	.7

Cash flows related to stock-based options were as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Proceeds from the exercise of stock options	$1.3	$.1	$6.5	$.9
Associated income tax benefits realized	.2	-	.9	.2

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the balance sheet.

Restricted stock. Restricted stock represents shares of common stock that are nontransferable during a vesting period of generally four years. Compensation cost was measured at the grant date share price for all periods.

A summary of the status of the company’s restricted stock and changes during the six months ended June 30, 2006 is as follows:
		Weighted-
	Number of	average grant-
	shares	date fair value

Nonvested at January 1, 2006	5,999	$41.11
Granted	35,870	41.62
Vested	(3,000)	41.11
Forfeited	(1,670)	41.62
Nonvested at June 30, 2006	37,199	41.58

The weighted-average fair value of shares granted during the six months ended June 30, 2006 was $41.62. There was no restricted stock granted during the three months ended June 30, 2006 or during the three and six months ended June 30, 2005. The total fair value of shares vested for each of the year-to-date periods ended June 30, 2006 and 2005 was $0.1 million. There were no restricted stock awards that vested during the second quarters of 2006 or 2005.

Performance units. These awards are paid out in cash based on a measure of relative total shareholder return over a three-year performance period as compared to the performance of the companies in a utility industry peer group (Standard & Poor’s utility group). Units vest over approximately three-years, or upon retirement one year or more after the grant date. The liability for the units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment). Interim fair values are estimated by discounting probability-weighted expected cash flows. The company paid $0.8 million and $0.2 million during the year-to-date periods ended June 30, 2006 and 2005, respectively, to settle performance unit obligations. There were no such payments made during the second quarters of 2006 or 2005.

Other. As noted in the company’s 2005 Annual Report on Form 10-K, the company has other stock-based compensation plans, but the impact on net income, earnings per share and cash flows is immaterial.

11. EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton Container Investments L.L.C. (“Triton”), a cargo container leasing company, of $1.3 million and $2.5 million, respectively, for the three and six-month periods ended June 30, 2006 and $1.8 million and $3.6 million, for the same periods ended June 30, 2005, respectively. Nicor received cash distributions from equity investees for the three and six-month periods ended June 30, 2006 of $1.6 million and $3.3 million, respectively, and $1.4 million and $2.5 million, respectively, for the same periods ended June 30, 2005.

12. COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Net Income	$8.5	$33.4	$52.4	$77.1
Other comprehensive income (loss), after tax	(.6)	.2	(3.7)	2.6
Total comprehensive income	$7.9	$33.6	$48.7	$79.7

Net other comprehensive income (loss) generally consists of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees. Also recognized in the second quarter of 2005 was a reduction in Nicor Gas’ minimum pension liability of an unfunded supplemental retirement plan.

13. BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended June 30, 2006
Operating revenues
External customers	$324.7	$94.5	$32.1	$-	$451.3
Intersegment	13.4	-	4.6	(18.0)	-
	$338.1	$94.5	$36.7	$(18.0)	$451.3

Operating income (loss)	$16.2	$8.7	$1.1	$(9.1)	$16.9

Three months ended June 30, 2005
Operating revenues
External customers	$358.2	$92.3	$33.9	$-	$484.4
Intersegment	14.0	-	(.1)	(13.9)	-
	$372.2	$92.3	$33.8	$(13.9)	$484.4

Operating income	$13.1	$10.3	$4.7	$29.9	$58.0

Six months ended June 30, 2006
Operating revenues
External customers	$1,494.7	$189.8	$86.2	$-	$1,770.7
Intersegment	54.2	-	14.9	(69.1)	-
	$1,548.9	$189.8	$101.1	$(69.1)	$1,770.7

Operating income (loss)	$74.6	$19.0	$(6.2)	$(4.4)	$83.0

Six months ended June 30, 2005
Operating revenues
External customers	$1,405.8	$182.8	$75.6	$-	$1,664.2
Intersegment	45.3	-	4.9	(50.2)	-
	$1,451.1	$182.8	$80.5	$(50.2)	$1,664.2

Operating income	$71.5	$22.5	$3.1	$30.7	$127.8

The majority of intersegment revenues represent gas distribution revenues related to customers entering into certain utility-bill management contracts with Nicor’s other energy ventures. Under these utility-bill management contracts, Nicor’s other energy ventures bill a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas. Intersegment revenues are eliminated in the Condensed Consolidated Financial Statements.

Operating income (loss) in the “Corporate and eliminations” column for the three and six months ended June 30, 2006 includes a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Note 16 - Contingencies - SEC and U.S. Attorney Inquiries.

In the quarter and year-to-date periods ended June 30, 2006, financial results within “Corporate and eliminations” include approximately $1.2 million and $6.4 million, respectively, of benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. This benefit is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

Operating income in the “Corporate and eliminations” column for the three and six months ended June 30, 2005 includes approximately $29.4 million and $29.9 million, respectively, of net insurance recoveries and earnings thereon of securities class action and derivative lawsuit settlements. For more information, see Note 16 - Contingencies - Other.

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

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and six months ended June 30, 2006, storage-related gas costs in operating and maintenance expense totaled $2.0 million and $14.4 million, respectively. Such costs totaled $1.1 million and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

15. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company’s wholly owned subsidiaries are reflected in Nicor’s Condensed Consolidated Balance Sheets, while the obligations of its unconsolidated equity investments are not. As of June 30, 2006, Nicor had guaranteed the payment of $0.5 million of lease obligations extending through February 2007 in support of one of its unconsolidated equity investee’s operations. As of July 1, 2006, due to the amendment of the lease terms, Nicor no longer guarantees the lease obligation relating to the equity investee’s facility which comprised approximately $0.2 million of its total guarantee. No liability has been recorded for this guarantee as Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. (“TEL”), an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $9 million at June 30, 2006. Nicor believes the likelihood of any such payment by TEL is remote, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.3 million and $2.8 million were incurred in the three and six months ended June 30, 2006, respectively, and $1.1 million and $2.2 million, respectively, for the same periods last year.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 16 - Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the three and six-month periods ended June 30, 2006 and 2005. As of June 30, 2006, the company had a remaining estimated liability of $0.2 million in connection with these indemnifications. While the company does not expect to incur significant additional costs under these indemnifications, it is not possible to estimate the maximum potential payments.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor has recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. Nicor is unable to predict the outcome of the separate inquiry by the U.S. Attorney or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

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

As of June 30, 2006, Nicor Gas had remaining an estimated liability of $16.1 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of the arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2006, the company had recorded a liability in connection with these matters of $13.8 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of June 30, 2006, the company has recorded a $2.25 million liability in connection with this matter. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

Net income and diluted earnings per common share are presented below for the three and six-month periods ended June 30, 2006 and 2005 (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Net income	$8.5	$33.4	$52.4	$77.1

Diluted earnings per common share	$.19	$.75	$1.18	$1.74

Included in net income and diluted earnings per common share for the second quarter of 2006 is a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s outstanding SEC inquiry. Included in year-to-date 2006 results is the $10 million charge and a first quarter 2006 pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program. Included in net income and diluted earnings per share for the second quarter of 2005 is a pretax benefit of $29.4 million ($.40 per share) related to net insurance recoveries.

Quarter over quarter comparisons (before consideration of the items noted above) reflect improved gas distribution and corporate operating results and the recognition of certain income tax benefits, partially offset by lower operating results in the company’s shipping and other energy ventures. Year-to-date comparisons (before consideration of the items noted above) reflect higher corporate operating results and the recognition of certain income tax benefits including those resulting from the reorganization of certain shipping and related operations, offset by lower operating results in the gas distribution, shipping and other energy venture segments.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Gas distribution	$16.2	$13.1	$74.6	$71.5
Shipping	8.7	10.3	19.0	22.5
Other energy ventures	1.1	4.7	(6.2)	3.1
Corporate and eliminations	(9.1)	29.9	(4.4)	30.7
	$16.9	$58.0	$83.0	$127.8

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $3.1 million for the three and six months ended June 30, 2006, compared with the year-earlier periods due primarily to the positive effects of higher gas distribution margin ($4.1 million and $15.3 million increases, respectively) and a second quarter 2006 pretax gain on the sale of property ($2.5 million), partially offset by higher operating and maintenance expenses ($2.0 million and $15.8 million increases, respectively) and higher depreciation expense ($1.5 million and $2.9 million increases, respectively). The year-to-date 2006 results were also favorably impacted by a first quarter pretax mercury-related recovery of $3.8 million.

•
Shipping operating income decreased $1.6 million and $3.5 million for the three and six months ended June 30, 2006, respectively, compared with the year-earlier periods as higher operating revenues ($2.2 million and $7.0 million increases, respectively) were more than offset by higher operating costs ($3.8 million and $10.5 million increases, respectively). Higher operating revenues were attributable to higher average rates, partially offset by lower volumes shipped. Higher operating costs were due primarily to higher fuel and inland freight ($2.4 million and $5.4 million increases, respectively), employee-related costs ($0.6 million and $2.2 million increases, respectively) and leased equipment ($0.6 million and $1.0 million increases, respectively).

•
Operating income from Nicor’s other energy ventures decreased $3.6 million in the second quarter of 2006 compared to the prior-year period due to lower operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($6.7 million decrease), partially offset by improved operating results at Nicor’s energy-related products and services businesses ($3.1 million increase) due primarily to the partial recognition of previously deferred revenues associated with its utility-bill management contracts. Nicor Enerchange’s unfavorable second quarter operating results as compared with the prior year are due primarily to the adverse impact of unfavorable fair value accounting adjustments related to derivative instruments used to hedge future purchases and sales of natural gas inventory. Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period.

For the six months ended June 30, 2006, operating income decreased $9.3 million due primarily to lower operating results at Nicor’s energy-related products and services businesses ($9.4 million decrease) due primarily to the deferral of revenues associated with its utility-bill management contracts. Revenue is recognized on such contracts as the lesser of cumulative earned or cumulative billed amounts, while expenses are recorded as incurred. Amounts deferred as of June 30 are expected to be recognized in 2006.

“Corporate and eliminations” operating income for both periods were impacted by noteworthy items. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - SEC and U.S. Attorney Inquiries. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. During the second quarter of 2005, the company recorded a $29.4 million pretax recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled. During the first quarter of 2005, the company recorded a $0.5 million pretax net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers insurance recovery ($4.0 million). For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Other.

In the quarter and year-to-date periods ended June 30, 2006, financial results within “Corporate and eliminations” include approximately $1.2 million and $6.4 million, respectively, of benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather. Benefits or costs resulting from variances from normal weather are recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

Rate proceeding. Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that were placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which related to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and six months ended June 30, 2006, storage-related gas costs in operating and maintenance expense totaled $2.0 million and $14.4 million, respectively. Such costs totaled $1.1 million and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Gas distribution	$338.1	$372.2	$1,548.9	$1,451.1
Shipping	94.5	92.3	189.8	182.8
Other energy ventures	36.7	33.8	101.1	80.5
Corporate and eliminations	(18.0)	(13.9)	(69.1)	(50.2)
	$451.3	$484.4	$1,770.7	$1,664.2

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the second quarter of 2006 compared with a year ago, gas distribution revenues decreased $34.1 million due to lower natural gas costs (approximately $55 million decrease), partially offset by the impact of the rate order tariffs (approximately $6 million). For the 2006 year-to-date period compared with a year ago, gas distribution revenues increased $97.8 million due to higher natural gas costs (approximately $224 million increase) and the impact of the rate order tariffs (approximately $25 million), partially offset by the negative impact of warmer weather than the corresponding period in 2005 (approximately $140 million decrease).

Second quarter and year-to-date 2006 shipping segment operating revenues increased $2.2 million and $7.0 million, respectively, compared with the prior-year periods due to higher average rates ($12.5 million and $24.8 million increases, respectively), partially offset by lower volumes shipped ($10.3 million and $17.9 million decreases, respectively). Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security.

Second quarter 2006 revenues for Nicor’s other energy ventures increased $2.9 million due primarily to higher revenues at Nicor’s energy-related products and services businesses ($9.1 million increase) attributable to the recognition of previously deferred revenues associated with its utility-bill management contracts, higher average gas costs, and an increased number of utility-bill management customers, partially offset by lower revenues at Nicor Enerchange ($6.3 million decrease) attributable primarily to unfavorable fair value adjustments discussed above under the Operating income by segment section. Year-to-date 2006 revenues increased $20.6 million due primarily to higher revenues at Nicor’s energy-related products and services businesses ($19.4 million increase) attributable to higher average gas costs and an increased number of utility-bill management customers, partially offset by the deferral of revenues associated with its utility-bill management contracts.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor’s other energy ventures’ expenses for customers purchasing the utility-bill management products.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Gas distribution revenues	$338.1	$372.2	$1,548.9	$1,451.1
Cost of gas	(194.1)	(230.6)	(1,150.8)	(1,067.4)
Revenue tax expense	(25.0)	(26.7)	(96.4)	(97.3)
Gas distribution margin	$119.0	$114.9	$301.7	$286.4

Gas distribution margin increased $4.1 million in the second quarter of 2006 compared with the corresponding prior-year period due primarily to higher average rates (approximately $5 million increase) driven by the base rate increase (approximately $6 million assuming normal weather). Year-to-date 2006 gas distribution margin increased $15.3 million compared with the corresponding prior-year period due primarily to higher average rates (approximately $30 million increase) driven primarily by the base rate increase (approximately $25 million assuming normal weather), partially offset by the negative impact of warmer weather than in 2005 (approximately $10 million decrease) and lower demand unrelated to weather (approximately $5 million decrease).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $2.0 million to $60.6 million in the second quarter of 2006 from $58.6 million in the prior-year period due to higher company use gas ($2.2 million increase) and storage-related gas costs ($2.0 million increase), partially offset by lower claims arising from normal operations ($1.6 million decrease). Year-to-date operating and maintenance expense increased $15.8 million to $143.3 million from $127.5 million in the prior-year period due primarily to higher storage-related gas costs ($14.4 million increase) and company use gas ($6.9 million increase), partially offset by lower payroll and benefit-related costs ($3.8 million decrease), and lower claims arising from normal operations ($3.7 million decrease).

Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which approximated $1.1 million and $11.1 million in the three and six-month periods ended June 30, 2005, respectively, were charged to cost of gas and passed through to customers as part of the PGA rider.

Other gas distribution operating expenses. Mercury-related costs (recoveries), net reflect estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. This net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity. During the second quarter of 2006, Nicor Gas realized a $2.5 million pretax gain on the sale of property. The company continues to assess its ownership of real estate holdings.

Shipping operating expenses. Second quarter and year-to-date 2006 shipping segment operating expenses increased $3.8 million and $10.5 million, respectively, compared with the corresponding prior-year periods. Higher operating costs were attributable, in part, to higher fuel and inland freight ($2.4 million and $5.4 million increases, respectively), employee-related costs ($0.6 million and $2.2 million increases, respectively) and leased equipment ($0.6 million and $1.0 million increases, respectively).

Other energy ventures operating expenses. Second quarter and year-to-date 2006 other energy ventures operating expenses increased $6.5 million and $29.9 million, respectively, compared with the corresponding prior-year periods. Theses increases were due primarily to higher expenses at Nicor’s energy-related products and services businesses ($6.1 million and $28.8 million increases, respectively) reflecting a higher average cost of gas and an increased number of utility-bill management customers.

Litigation charges (recoveries), net. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - SEC and U.S. Attorney Inquiries.

During the second quarter of 2005, the company recorded a $29.4 million pretax recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled. During the first quarter of 2005, the company recorded a $0.5 million pretax net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers insurance recovery ($4.0 million). For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Other.

Interest expense. Interest expense of $9.1 million in the second quarter of 2006 decreased $0.8 million from the corresponding 2005 period due to lower estimated interest on income tax matters ($1.3 million decrease), partially offset by higher average borrowing levels ($0.7 million increase). Interest expense of $24.4 million for the six-month period ended June 30, 2006 increased $2.3 million over the corresponding prior-year period due to higher average borrowing levels ($2.3 million increase) and higher average interest rates ($0.6 million increase), partially offset by lower estimated interest on income tax matters ($0.8 million decrease).

Higher average borrowings were attributable, in part, to a $40 million two-year senior unsecured term loan obtained in December 2005 and used to fund a portion of the repatriation of cumulative undistributed foreign earnings of Tropical Shipping in connection with the American Jobs Creation Act (the “Jobs Act”). As of June 30, 2006, $23 million of this term loan remained outstanding.

Interest income. Interest income increased $1.5 million and $2.7 million for the three and six-month periods ended June 30, 2006, respectively, over the corresponding prior-year periods due primarily to higher investment balances and higher average rates.

Income taxes. In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006, the company reorganized certain of its shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and six-month periods ended June 30, 2006, income tax expense has not been provided on approximately $4 million and $11 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes. The company expects to incur approximately $5 million in current tax expense associated with these activities, of which approximately $2 million has been recognized in the first half of 2006.

The company’s estimated effective income tax rate for the remainder of 2006 is approximately 28 percent resulting from the ongoing benefit of untaxed foreign shipping earnings, recognition of certain tax credits and the amortization of excess deferred taxes. During the first six months of 2006, the effective income tax rate was 23.1 percent. The lower rate for the first six months reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business and total approximately $1 million) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s outstanding SEC inquiry. For the first six months of 2005, the effective income tax rate was 31.6 percent which reflected recording 2005 net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent. The effective income tax rate for the quarters ended June 30, 2006 and 2005 were 36.8 percent and 35.9 percent, respectively, reflecting the impact of the items noted above on the respective quarters.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Operating revenues (millions)
Sales
Residential	$217.8	$239.7	$1,070.7	$988.3
Commercial	45.8	52.9	245.4	219.0
Industrial	4.1	6.7	29.2	30.6
	267.7	299.3	1,345.3	1,237.9
Transportation
Residential	6.5	6.2	15.8	14.3
Commercial	17.8	14.8	43.0	39.5
Industrial	8.4	8.6	18.4	19.0
Other	.5	2.5	.9	7.6
	33.2	32.1	78.1	80.4
Other revenues
Revenue taxes	26.0	27.4	98.6	99.6
Environmental cost recovery	1.3	2.7	6.4	14.5
Chicago Hub	3.3	3.3	5.8	5.2
Other	6.6	7.4	14.7	13.5
	37.2	40.8	125.5	132.8
	$338.1	$372.2	$1,548.9	$1,451.1

Deliveries (Bcf)
Sales
Residential	24.7	22.9	107.7	119.2
Commercial	5.7	5.3	24.7	26.4
Industrial	.5	.7	3.0	3.7
	30.9	28.9	135.4	149.3
Transportation
Residential	2.2	2.9	9.5	11.6
Commercial	14.5	13.2	48.3	52.0
Industrial	21.4	25.7	52.1	59.6
	38.1	41.8	109.9	123.2
	69.0	70.7	245.3	272.5

Customers at end of period (thousands)
Sales
Residential	1,804.0	1,774.7
Commercial	122.7	117.9
Industrial	7.3	7.3
	1,934.0	1,899.9
Transportation
Residential	153.4	160.9
Commercial	57.1	58.1
Industrial	5.6	6.0
	216.1	225.0
	2,150.1	2,124.9

Other statistics
Degree days	560	580	3,217	3,546
(Warmer) than normal*	(18)%	(16)%	(13)%	(4)%
Average gas cost per Mcf sold	$6.22	$7.85	$8.46	$7.08

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

TEUs shipped (thousands)	48.2	54.2	97.3	107.8
Revenue per TEU	$1,963	$1,702	$1,951	$1,696
At end of period
Ports served	27	25
Vessels operated	18	19

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce or eliminate short-term borrowings during the first half of the year. Net cash flow provided from operating activities increased $50.9 million to $812.2 million for the six months ended June 30, 2006 from $761.3 million in the year-earlier period.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and the first half of 2006, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million and $34 million, respectively. The company expects to repay approximately $34 million during the second half of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flows used for investing activities decreased $33.2 million to $86.0 million for the six months ended June 30, 2006 compared to $119.2 million in the prior-year period. This decrease largely reflects decreased short-term investments and reduced capital expenditures.

Financing activities. In the second quarter of 2006, Standard and Poor’s and Fitch reaffirmed their credit ratings of Nicor and Nicor Gas. In July 2006, Moody’s Investors Service (“Moody’s”) downgraded Nicor’s commercial paper rating to Prime-2 from Prime-1, Nicor’s preferred stock rating to Baa2 from

Baa1, Nicor Gas’ senior secured rating to A1 from Aa3 and Nicor Gas’ senior unsecured debt rating to A2 from A1. Nicor Gas’ Prime-1 commercial paper rating was not under review by Moody’s. The company does not expect this downgrade to have a significant impact on its results of operations, cash flows or financial condition.

Long-term debt. In the first half of 2006, Tropical Shipping repaid $17 million of its $40 million, two-year senior unsecured term loan. The repayment was primarily financed through the company’s cash flows from operating activities.

Short-term debt. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at June 30, 2006 and 2005, and $586 million of commercial paper borrowings outstanding at December 31, 2005. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2006. The company believes it is in compliance with all debt covenants at June 30, 2006 and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

American Jobs Creation Act. During December 2005, under certain provisions of the Jobs Act, Nicor repatriated $132 million of cumulative undistributed earnings. To the extent required, repatriated amounts have been properly used for qualifying investment uses under the Jobs Act. Qualifying investment uses include funding of United States-based employee-related costs, capital investments, and advertising and marketing expenditures.

Dividends. On March 16, 2006, Nicor announced a quarterly dividend on common stock of $0.465 cents per share which was paid on May 1, 2006. On April 20, 2006, Nicor announced a quarterly dividend on common stock of $0.465 cents per share which was paid on August 1, 2006. On July 20, 2006, Nicor announced a quarterly dividend on common stock of $0.465 cents per share payable November 1, 2006. The dividend declared in April 2006 was accrued as a liability as of June 30, 2006.

Contractual obligations. In the second quarter of 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010. The agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, including the construction of the facility which will produce the synthetic natural gas. Based on the significance of these milestones and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced interveners filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor has recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. Nicor is unable to predict the outcome of the separate inquiry by the U.S. Attorney or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. Information about this lawsuit is presented within Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Fixed Bill Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 6 - Income and Other Taxes and Note 16 - Contingencies.

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

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2005 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates. There have been no material changes to these estimates.

NEW ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This pronouncement has not yet been adopted by Nicor as of June 30, 2006 and is currently under review by the company. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

In the most recent quarter, Nicor Gas completed the implementation of a new customer care and billing system. Other than this implementation, there has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Rate Proceeding and Note 16 - Contingencies, which are incorporated herein by reference, for a discussion of the company’s contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2006 or 2005. As of June 30, 2006, $21.5 million remained authorized for the repurchase of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 20, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there has been no solicitation in opposition to the board of directors’ solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 23, 2006.

Nominees for directors, as listed in the proxy statement, were elected as indicated below. There were no “broker nonvotes.” Votes were cast as follows:

Nominee	For	Withheld
Robert M. Beavers, Jr.	35,945,373	985,249
Bruce P. Bickner	36,185,582	745,040
John H. Birdsall, III	34,547,606	2,383,016
Thomas A. Donahoe	36,132,115	798,507
Brenda J. Gaines	36,096,256	834,366
Raymond A. Jean	36,134,157	796,465
Dennis J. Keller	35,960,609	970,013
R. Eden Martin	36,079,141	851,481
Georgia R. Nelson	36,129,667	800,955
John Rau	36,046,004	884,618
John F. Riordan	36,143,178	787,444
Russ M. Strobel	35,975,337	955,285

The stockholders ratified the appointment of Deloitte & Touche LLP as independent public accountants of the company for 2006. There were no “broker nonvotes”. Votes were cast as follows:

For	Against	Abstain
36,206,407	388,397	335,768

The stockholders approved the Nicor Inc. 2006 Long Term Incentive Plan. Votes were cast as follows:

For	Against	Abstain	Broker Nonvotes
24,263,047	2,600,393	647,617	9,419,565

The stockholders voted against a proposal to separate the roles of Chairman and CEO. Votes were cast as follows:

For	Against	Abstain	Broker Nonvotes
3,779,236	22,524,024	1,207,797	9,419,565

Item 6. Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09)

10.01	*	2006 Long Term Incentive Plan (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc.)

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

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

Nicor Inc.

August 2, 2006	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)