Form 10-Q
period 2006-09-30
NICOR INC
filed 2006-11-01
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at October 27, 2006, were 44,709,976 shares.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three and nine months ended
	September 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Nine months ended
	September 30, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	September 30, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II - Other Information

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

	Signature	38

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Operating revenues
Gas distribution (includes revenue taxes of
$12.9, $12.8, $111.5 and $112.4, respectively)	$226.7	$241.5	$1,775.6	$1,692.6
Shipping	98.3	91.9	288.1	274.7
Other energy ventures	34.0	9.2	135.1	89.7
Corporate and eliminations	(7.9)	(6.6)	(77.0)	(56.8)
Total operating revenues	351.1	336.0	2,121.8	2,000.2

Operating expenses
Gas distribution
Cost of gas	108.0	134.9	1,258.8	1,202.3
Operating and maintenance	56.6	51.0	199.9	178.4
Depreciation	40.1	38.6	120.3	115.9
Taxes, other than income taxes	17.0	16.6	123.2	124.0
Mercury-related costs (recoveries), net	-	.1	(3.6)	.3
Property sale gains	(.6)	(.1)	(3.2)	(.2)
Shipping	87.8	82.5	258.6	242.8
Other energy ventures	27.1	20.9	134.4	98.3
Litigation charges (recoveries), net	-	-	10.0	(29.9)
Other corporate expenses and eliminations	(13.4)	(9.1)	(88.1)	(60.1)
Total operating expenses	322.6	335.4	2,010.3	1,871.8

Operating income	28.5	.6	111.5	128.4
Interest expense, net of amounts capitalized	11.1	10.6	35.5	32.8
Equity investment income, net	5.4	2.9	9.2	6.8
Interest income	2.5	1.6	7.9	4.3
Other income (expense), net	-	(.1)	.4	.4

Income (loss) before income taxes	25.3	(5.6)	93.5	107.1
Income tax expense (benefit)	7.7	(2.9)	23.5	32.7

Net income (loss)	$17.6	$(2.7)	$70.0	$74.4

Average shares of common stock outstanding
Basic	44.7	44.2	44.5	44.1
Diluted	44.8	44.5	44.6	44.4

Earnings (loss) per average share of common stock
Basic	$.39	$(.06)	$1.57	$1.69
Diluted	.39	(.06)	1.57	1.67

Dividends declared per share of common stock	$.465	$.465	$1.395	$1.395

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Nine months ended
	September 30
	2006	2005
Operating activities
Net income	$70.0	$74.4
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	133.7	129.3
Deferred income tax benefit	(45.2)	(46.9)
Gain on sale of property, plant and equipment	(3.1)	(.1)
Gain on sale of equity investment	(2.4)	-
Changes in assets and liabilities:
Receivables, less allowances	554.9	291.0
Gas in storage	58.0	(136.6)
Deferred/accrued gas costs	(114.3)	217.2
Other assets	14.1	(92.0)
Accounts payable	(138.8)	130.1
Other liabilities	48.7	7.3
Other items	(27.1)	23.7
Net cash flow provided from operating activities	548.5	597.4

Investing activities
Capital expenditures	(128.5)	(145.4)
Additions to restricted short-term investments	(10.0)	-
Net increase in other short-term investments	(8.3)	(34.9)
Net proceeds from sale of property, plant and equipment	3.6	.4
Net proceeds from sale of equity investment	7.0	-
Other investing activities	4.1	(1.1)
Net cash flow used for investing activities	(132.1)	(181.0)

Financing activities
Repayments of long-term debt	(28.0)	-
Net repayments of commercial paper with maturities of
90 days or less	(435.0)	(346.0)
Dividends paid	(62.1)	(61.6)
Proceeds from exercise of stock options	14.1	1.4
Other financing activities	3.7	.3
Net cash flow used for financing activities	(507.3)	(405.9)

Net increase (decrease) in cash and cash equivalents	(90.9)	10.5

Cash and cash equivalents, beginning of period	118.9	12.9

Cash and cash equivalents, end of period	$28.0	$23.4

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

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2006	2005	2005
Assets

Current assets
Cash and cash equivalents	$28.0	$118.9	$23.4
Restricted short-term investments	10.1	-	-
Short-term investments, at cost which
approximates market	16.3	8.0	87.3
Receivables, less allowances of $34.7,
$31.5 and $26.6, respectively	334.2	889.1	292.2
Gas in storage	203.3	261.3	357.3
Deferred income taxes	36.3	3.0	4.6
Other	54.4	65.4	163.7
Total current assets	682.6	1,345.7	928.5

Property, plant and equipment, at cost
Gas distribution	4,118.6	4,043.2	3,933.2
Shipping	296.7	293.9	304.0
Other	18.8	14.2	12.4
	4,434.1	4,351.3	4,249.6
Less accumulated depreciation	1,743.6	1,692.2	1,650.4
Total property, plant and equipment, net	2,690.5	2,659.1	2,599.2

Prepaid pension costs	195.0	187.6	186.1
Long-term investments	132.1	133.2	132.1
Other assets	64.9	65.6	72.4

Total assets	$3,765.1	$4,391.2	$3,918.3

Liabilities and Capitalization

Current liabilities
Long-term debt due within one year	$50.0	$50.0	$1.0
Short-term debt	151.0	586.0	144.0
Accounts payable	519.4	658.2	633.0
Accrued gas costs	108.9	223.2	285.5
Dividends payable	20.8	20.5	20.5
Obligations related to restricted investments	10.0	-	-
Deferred income taxes	-	7.4	7.6
Other	123.3	77.6	70.0
Total current liabilities	983.4	1,622.9	1,161.6

Deferred credits and other liabilities
Regulatory retirement cost liability	662.8	631.7	742.8
Deferred income taxes	415.3	421.6	484.7
Asset retirement obligation	170.0	164.0	-
Regulatory income tax liability	38.7	41.3	42.3
Unamortized investment tax credits	30.2	31.7	32.2
Other	176.3	180.3	177.5
Total deferred credits and other liabilities	1,493.3	1,470.6	1,479.5

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	459.4	485.8	495.7
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	460.0	486.4	496.3

Common equity
Common stock	111.6	110.5	110.5
Paid-in capital	24.5	8.0	7.9
Retained earnings	702.2	694.5	653.0
Unearned compensation	-	(.1)	(.1)
Accumulated other comprehensive income (loss), net	(9.9)	(1.6)	9.6
Total common equity	828.4	811.3	780.9

Total capitalization	1,288.4	1,297.7	1,277.2

Total liabilities and capitalization	$3,765.1	$4,391.2	$3,918.3

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

2. ACCOUNTING POLICIES

Gas in storage. Gas distribution segment inventory is carried at cost on a last-in, first-out (“LIFO”) basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which it believes will not be restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for the estimated annual replacement cost, currently estimated to be about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million during 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to Illinois Commerce Commission (“ICC”) review, this difference had no impact on net income. There was no liquidation of any LIFO layers during 2005.

Regulatory assets and liabilities. Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)), a wholly owned subsidiary of Nicor, is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$14.2	$15.1	$20.0
Unamortized losses on reacquired debt	17.9	18.7	19.0
Deferred rate case costs	3.1	3.5	3.6
Other	3.8	.3	.4
	$39.0	$37.6	$43.0

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.1
Regulatory retirement cost liability - noncurrent	662.8	631.7	742.8
Accrued gas costs	108.9	223.2	285.5
Regulatory income tax liability	38.7	41.3	42.3
Other	.1	1.8	7.7
	$819.5	$907.0	$1,090.4

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2006 were $12.6 million and $109.0 million, respectively, and $11.9 million and $109.2 million, respectively, for the same periods ended September 30, 2005.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor on January 1, 2007. The company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition, but the impact of initial adoption is not expected to be material.

Fair value measurements. In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. This Statement is effective for Nicor no later than January 1, 2008 and is expected to be adopted prospectively at that time. The company is currently evaluating the Statement and the impact it may have on the company’s results of operations and financial condition.

Defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement will require an entity to immediately recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status through comprehensive income to the extent not recognized in net income pursuant to existing accounting rules. As a regulated utility, Nicor Gas expects continued full rate recovery of the costs of its defined benefit postretirement plans. Therefore, the company is evaluating whether changes in the plan’s funded status can be deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in comprehensive income.

Initial and prospective recognition of the funded status of these plans is required for Nicor beginning at December 31, 2006. The company is evaluating this Statement and has not yet determined the impact of adopting its recognition provisions. This Statement, had it been adopted at December 31, 2005, would have reduced the reported pension asset by approximately $50 million and increased the liability for health care and other benefits by approximately $85 million. Depending on the results of the company’s evaluation discussed above, offsetting these amounts would have been a regulatory asset of approximately $135 million or a charge to accumulated other comprehensive income of approximately $80 million ($135 million net of related deferred tax benefits).

This Statement will also require Nicor to change its plan measurement date to December 31. Such provision is effective for Nicor no later than December 31, 2008 and will be adopted prospectively at that time. The company has not yet determined the impact of adopting this provision.

Planned major maintenance activities. In September 2006, FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, was issued. This FSP disallows the accrue-in-advance method of accounting for planned major maintenance activities, which is the method currently utilized by Nicor’s wholly owned subsidiary, Tropical Shipping, for the planned major maintenance of its owned vessels. Tropical Shipping carries an accrual of approximately $3.5 million as of September 30, 2006 for such future maintenance. Tropical Shipping will be required to change its accounting to one of the following methods; direct expensing, built-in overhaul or deferral, which are still permitted under this FSP. This FSP is effective for Nicor on January 1, 2007 and requires retrospective application. The company is currently evaluating the alternative methods permitted by this FSP and the impact the new method will have on its results of operations and financial condition, but the impact of initial adoption is not expected to be material.

Share-based payment. Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under such method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, liability awards will be adjusted to fair value at each quarter-end. See Note 11 - Stock-Based Compensation for a description of the company’s stock-based compensation plans.

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

The effect on net income and earnings per share for the three and nine months ended September 30, 2005 had the company applied the fair value recognition provisions of SFAS 123 is illustrated in the following table (in millions, except per share data).
	Three months ended,	Nine months ended,
	September 30, 2005	September 30, 2005
Net income (loss)
As reported	$(2.7)	$74.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	.3	.9
Pro forma	$(3.0)	$73.5

Earnings (loss) per share
Basic - As reported	$(.06)	$1.69
Basic - Pro forma	(.07)	1.66
Diluted - As reported	(.06)	1.67
Diluted - Pro forma	(.07)	1.65

4. RESTRICTED SHORT-TERM INVESTMENTS

At September 30, 2006, Nicor had $10.1 million of restricted short-term investments, including $0.1 million in interest earned, held in an escrow fund and a corresponding $10.0 million current liability. As reported in the second quarter of 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million. In July 2006, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners. As of September 30, 2006, the SEC commissioners had not reviewed or approved the tentative settlement. For further information, see Note 17 - Contingencies - SEC and U.S. Attorney Inquiries.

5. ASSET RETIREMENT OBLIGATIONS

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

The following table presents a reconciliation of the beginning and ending AROs for the nine months ended September 30, 2006 (in millions):

Beginning of period	$164.8
Liabilities incurred during the period	1.7
Liabilities settled during the period	(2.1)
Accretion	7.1
Revision in estimated cash flows	.5
End of period	$172.0

Substantially all of the ARO is classified as a noncurrent liability.

6. SHORT-TERM AND LONG-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $151.0 million, $586.0 million and $144.0 million of commercial paper borrowings outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

In October 2006, Nicor Gas entered into an agreement for the issuance of $50 million First Mortgage Bonds at 5.85 percent, due in 2036. The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $50 million 5.55 percent First Mortgage Bond series due in December 2006.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the American Jobs Creation Act (the “Jobs Act”). The term loan bears a floating interest rate based on the London Inter-bank Offered Rate (“LIBOR”) plus 0.50 percent per annum. As of September 30, 2006, $12 million of this loan remains outstanding.

The company believes it is in compliance with all debt covenants.

7. INCOME AND OTHER TAXES

In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006, the company reorganized certain of its shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and nine-month periods ended September 30, 2006, income tax expense has not been provided on approximately $6 million and $17 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes. The company expects to incur approximately $5 million in current tax expense associated with these activities, of which approximately $3 million has been recognized in the first nine months of 2006.

The company’s effective income tax rate for the remainder of 2006 is estimated to be approximately 29 percent resulting from the ongoing benefit of untaxed foreign shipping earnings, recognition of certain tax credits and the amortization of excess deferred taxes. During the first nine months of 2006, the effective income tax rate was 25.1 percent. The lower rate for the first nine months reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s outstanding SEC inquiry. For the first nine months of 2005, the effective income tax rate was 30.6 percent which reflected the effects of recording 2005 net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent as well as miscellaneous third quarter tax benefits ($1.5 million). The effective income tax rate for the quarters ended September 30, 2006 and 2005 was 30.3 percent and 51.3 percent, respectively. For the quarter ended September 30, 2005, in addition to the impact of miscellaneous tax benefits ($1.5 million), the quarter’s effective income tax rate increased due to changes in forecasted annual income. Such change was not significant for the year-to-date period, but did have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes was relatively low.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At September 30, 2006, December 31, 2005 and September 30, 2005, the company had accrued approximately $17.8 million, $17.1 million and $8.1 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and during the nine months ended September 30, 2006, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million and $50 million, respectively. The company expects to repay the remaining amounts during the fourth quarter of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

8. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $52.9 million, $300.9 million and $52.9 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2006, December 31, 2005 and September 30, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $515 million, $525 million and $531 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The recorded amount of the Tropical Shipping two-year senior unsecured term loan for the periods presented approximated fair value because of its variable interest rate.

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

	September 30	December 31	September 30
	2006	2005	2005

Current other assets	$13.0	$29.2	$100.2
Noncurrent other assets	1.1	2.3	4.1
	$14.1	$31.5	$104.3

Current other liabilities	$50.3	$6.1	$11.1
Noncurrent other liabilities	4.9	1.4	2.4
	$55.2	$7.5	$13.5

Nicor maintains margin accounts related to financial derivative transactions. At September 30, 2006, December 31, 2005 and September 30, 2005, the balance of these accounts was $35.7 million, $37.0 million and $3.2 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):
	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended September 30
Service cost	$2.3	$2.3	$.6	$.7
Interest cost	3.8	3.9	2.5	2.6
Expected return on plan assets	(8.8)	(8.3)	(.1)	(.2)
Recognized net actuarial loss	.1	.4	1.4	1.1
Amortization of prior service cost	.1	.2	(.1)	-
Net periodic benefit cost (credit)	$(2.5)	$(1.5)	$4.3	$4.2

Nine months ended September 30
Service cost	$7.0	$7.0	$1.8	$2.0
Interest cost	11.2	11.7	7.7	7.7
Expected return on plan assets	(26.2)	(24.9)	(.2)	(.7)
Recognized net actuarial loss	.2	1.1	3.8	3.8
Amortization of prior service cost	.4	.5	(.1)	(.1)
Net periodic benefit cost (credit)	$(7.4)	$(4.6)	$13.0	$12.7

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.3 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.8 million, respectively, for the corresponding prior-year periods.

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

In 2006, the company primarily granted restricted stock and performance units under these plans, whereas in prior years, grants consisted primarily of stock options and performance units.

As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.3 years. The company recognized compensation cost and related tax effects for all share-based compensation arrangements as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Operating and maintenance expense	$.9	$.6	$2.8	$2.3
Income tax benefits	.4	.2	1.1	.9

Cash flows related to stock-based options were as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Proceeds from the exercise of stock options	$7.6	$.5	$14.1	$1.4
Associated income tax benefits realized	.9	.2	1.8	.4

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the balance sheet.

Restricted stock. Restricted stock represents shares of common stock that are nontransferable during a vesting period of generally four years. Compensation cost was measured at the grant date share price for all periods.

A summary of the status of the company’s restricted stock and changes during the nine months ended September 30, 2006 is as follows:
		Weighted-
	Number of	average grant-
	shares	date fair value

Nonvested at January 1, 2006	5,999	$41.11
Granted	35,870	41.62
Vested	(3,000)	41.11
Forfeited	(1,670)	41.62
Nonvested at September 30, 2006	37,199	41.58

The weighted-average fair value of shares granted during the nine months ended September 30, 2006 was $41.62. There was no restricted stock granted during the three-month period ended September 30, 2006 or during the three and nine months ended September 30, 2005. The total fair value of shares vested for each of the year-to-date periods ended September 30, 2006 and 2005 was $0.1 million. There were no restricted stock awards that vested during the third quarters of 2006 or 2005.

Performance units. These awards are paid out in cash based on a measure of relative total shareholder return over a three-year performance period as compared to the performance of the companies in a utility industry peer group (Standard & Poor’s utility group). Units vest over approximately three years, or upon retirement one year or more after the grant date. The liability for the units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment). Interim fair values are estimated by discounting probability-weighted expected cash flows. The company paid $0.8 million and $0.2 million during the year-to-date periods ended September 30, 2006 and 2005, respectively, to settle performance unit obligations. There were no such payments made during the third quarters of 2006 or 2005.

Other. As noted in the company’s 2005 Annual Report on Form 10-K, the company has other stock-based compensation plans, but the impact on net income, earnings per share and cash flows for the three and nine months ended September 30, 2006 is immaterial.

12. EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton Container Investments L.L.C. (“Triton”), a cargo container leasing company, of $2.0 million and $4.5 million, respectively, for the three and nine-month periods ended September 30, 2006 and $1.7 million and $5.3 million, for the same periods ended September 30, 2005, respectively. Also included in net equity investment income for the three and nine months ended September 30, 2006 is a $2.4 million gain on a sale of an equity investment. Nicor received cash distributions from equity investees for the three and nine-month periods ended September 30, 2006 of $1.5 million and $4.8 million, respectively, and $1.0 million and $3.5 million, respectively, for the same periods ended September 30, 2005.

13.COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Net income (loss)	$17.6	$(2.7)	$70.0	$74.4
Other comprehensive income (loss), after tax	(4.6)	13.8	(8.3)	16.4
Total comprehensive income	$13.0	$11.1	$61.7	$90.8

Net other comprehensive income (loss) generally consists of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

14. BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):
	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended September 30, 2006
Operating revenues
External customers	$219.7	$98.3	$33.1	$-	$351.1
Intersegment	7.0	-	.9	(7.9)	-
	$226.7	$98.3	$34.0	$(7.9)	$351.1

Operating income	$5.6	$10.5	$6.9	$5.5	$28.5

Three months ended September 30, 2005
Operating revenues
External customers	$235.7	$91.9	$8.4	$-	$336.0
Intersegment	5.8	-	.8	(6.6)	-
	$241.5	$91.9	$9.2	$(6.6)	$336.0

Operating income (loss)	$.4	$9.4	$(11.7)	$2.5	$.6

Nine months ended September 30, 2006
Operating revenues
External customers	$1,714.4	$288.1	$119.3	$-	$2,121.8
Intersegment	61.2	-	15.8	(77.0)	-
	$1,775.6	$288.1	$135.1	$(77.0)	$2,121.8

Operating income	$80.2	$29.5	$.7	$1.1	$111.5

Nine months ended September 30, 2005
Operating revenues
External customers	$1,641.5	$274.7	$84.0	$-	$2,000.2
Intersegment	51.1	-	5.7	(56.8)	-
	$1,692.6	$274.7	$89.7	$(56.8)	$2,000.2

Operating income (loss)	$71.9	$31.9	$(8.6)	$33.2	$128.4

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

Operating income in the “Corporate and eliminations” column includes the following items:

•
In the third quarter of 2006 and 2005, the company recognized $5.2 million and $2.6 million, respectively, of insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuit settlements. For more information, see Note 17 - Contingencies - Other.

•
In the year-to-date 2006 period, the company recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In the year-to-date 2005 period, the company recorded $29.9 million of net insurance recoveries and earnings thereon of securities class action and derivative lawsuit settlements. For more information on both items, see Note 17 - Contingencies.

•
Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and nine months ended September 30, 2006 were $(0.1) million and $6.3 million, respectively, and $0.5 million and $1.7 million, respectively, for the same periods ending September 30, 2005. The weather impact of these contracts generally serves to offset the gas distribution segment’s weather risk. This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

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

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case. The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and nine months ended September 30, 2006, storage-related gas costs in operating and maintenance expense totaled $1.0 million and $15.4 million, respectively. Such costs totaled zero and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

16. GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to repay the obligations should its affiliates default. The obligations of the company’s wholly owned subsidiaries are reflected in Nicor’s Condensed Consolidated Balance Sheets, while the obligations of its unconsolidated equity investments are not. As of September 30, 2006, Nicor had guaranteed the payment of $0.2 million of lease obligations extending through February 2007 in support of one of its unconsolidated equity investee’s operations. No liability has been recorded for this guarantee as Nicor believes the likelihood of payment under this guarantee is remote.

Tropic Equipment Leasing Inc. (“TEL”), an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $9 million at September 30, 2006. Nicor believes the likelihood of any such payment by TEL is remote, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.5 million and $4.3 million were incurred in the three and nine months ended September 30, 2006, respectively, and $1.2 million and $3.3 million, respectively, for the same periods last year.

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

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. Expenses associated with these indemnifications were insignificant in the three and nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006, the company had a remaining estimated liability of $0.2 million in connection with these indemnifications. While the company does not expect to incur significant additional costs under these indemnifications, it is not possible to estimate the maximum potential payments.

17.CONTINGENCIES

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

Performance-Based Rate (“PBR”) Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. Nicor is unable to predict the outcome of the separate inquiry by the U.S. Attorney or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

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

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and was to use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 26 households.

As of September 30, 2006, Nicor Gas had remaining an estimated liability of $15.3 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. The Illinois Supreme Court has granted Nicor and Nicor Gas leave to appeal the decision of the Appellate Court.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of the arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for
certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of September 30, 2006, the company had recorded a liability in connection with these matters of $14.1 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of September 30, 2006, the company has recorded a $2.25 million liability in connection with this matter. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

Other. On April 27, 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in securities class actions that were settled in 2004, the related shareholder derivative lawsuits that were settled in 2005 and related matters, with any remaining balance to be paid to Nicor. The escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. In connection with the settlement of the derivative lawsuits referred to above, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million to settle certain claims that Nicor had asserted and Nicor paid $3.5 million of that amount to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative actions. In the third quarter of 2006, Nicor received a payment of $5.2 million from its excess insurance carrier as reimbursement of legal defense costs in connection with these matters. This payment has been recorded in “Other corporate eliminations and expenses” in the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2006.

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

SUMMARY

Nicor is a holding company with two principal business segments - gas distribution and shipping. Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)) is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business. Tropical Shipping is a containerized shipping business serving the Bahamas and the Caribbean region. Nicor also owns or has equity interests in several energy-related businesses.

Net income and diluted earnings per common share are presented below for the three and nine-month periods ended September 30, 2006 and 2005 (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Net income (loss)	$17.6	$(2.7)	$70.0	$74.4

Diluted earnings (loss) per common share	$.39	$(.06)	$1.57	$1.67

Included in year-to-date 2006 results is a second quarter $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s outstanding United States Securities and Exchange Commission (“SEC”) inquiry and a first quarter pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program. Included in year-to-date 2005 results is a pretax benefit of $29.9 million ($.41 per share) related to net insurance recoveries.

Quarter over quarter comparisons reflect improved operating results across all business segments. Year-to-date comparisons (before consideration of the items noted above) reflect higher gas distribution, other energy ventures and corporate operating results, and the recognition of certain income tax benefits including those resulting from the reorganization of certain shipping and related operations, offset, in part, by lower operating results in the shipping segment.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Gas distribution	$5.6	$.4	$80.2	$71.9
Shipping	10.5	9.4	29.5	31.9
Other energy ventures	6.9	(11.7)	.7	(8.6)
Corporate and eliminations	5.5	2.5	1.1	33.2
	$28.5	$.6	$111.5	$128.4

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $5.2 million and $8.3 million for the three and nine months ended September 30, 2006, respectively, compared with the year-earlier periods due primarily to the positive effects of higher gas distribution margin ($11.4 million and $26.7 million increases, respectively), partially offset by higher operating and maintenance expenses ($5.6 million and $21.5 million increases, respectively). The year-to-date 2006 results were also favorably impacted by a first quarter mercury-related recovery of $3.8 million.

•
Shipping operating income increased $1.1 million to $10.5 million in the third quarter of 2006, compared to $9.4 million for the year-earlier period as higher operating revenues ($6.4 million increase) were partially offset by higher operating costs ($5.3 million increase). Higher operating revenues were attributable to higher average rates ($10.0 million increase), partially offset by lower volumes shipped ($3.0 million decrease). Higher operating costs were due to higher fuel ($1.9 million increase), employee-related costs ($1.2 million increase), repairs and maintenance ($1.1 million increase) and leased freight equipment ($1.0 million increase).

For the nine-month period ended September 30, 2006, shipping operating income decreased $2.4 million compared to the year-earlier period as higher operating revenues ($13.4 million increase) were more than offset by higher operating costs ($15.8 million increase). Higher operating revenues were attributable to higher average rates ($35.0 million increase), partially offset by lower volumes shipped ($21.0 million decrease). Higher operating costs were due to higher fuel ($6.3 million increase), employee-related costs ($4.1 million increase), repairs and maintenance ($2.4 million increase) and leased freight equipment ($2.0 million increase).

•
Operating income from Nicor’s other energy ventures increased $18.6 million in the third quarter of 2006 compared to the prior-year period due to reductions in the reported operating loss at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($12.5 million reduction), and improved operating results at Nicor’s energy-related products and services businesses ($6.2 million increase). Nicor Enerchange’s favorable third quarter operating results as compared with the prior year are due primarily to a significant reduction in 2006 versus 2005 in net unfavorable adjustments related to derivative instruments and inventory carrying values. Nicor Enerchange uses derivative instruments to economically hedge future purchases and sales of natural gas inventory. Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale. Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. The volatility resulting from this accounting can be significant from period to period. Improved operating results at Nicor’s energy-related products and services businesses were due primarily to the recognition of a significant portion of previously deferred revenues associated with its utility-bill management contracts. Revenue is recognized on such contracts as the lesser of cumulative earned or cumulative billed amounts, while expenses are recorded as incurred.

For the nine months ended September 30, 2006, operating income increased $9.3 million due primarily to reductions in the reported operating loss at Nicor Enerchange ($12.5 million reduction), offset by lower operating results at Nicor’s energy-related products and services businesses ($3.1 million decrease). Improved operating results at Nicor Enerchange were due primarily to the net adjustments to derivative instruments and inventory carrying values discussed previously in the quarter over quarter comparison. Lower operating results at Nicor’s energy-related products and services businesses were due to higher operating costs ($34.7 million increase) offset, in part, by higher revenues ($31.6 million increase).

•
“Corporate and Eliminations” operating income for the quarter ended September 30 for both years reflects the positive impact of insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuits. The recoveries totaled $5.2 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively.

“Corporate and eliminations” operating income for both year-to-date periods were impacted by noteworthy items. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - SEC and U.S. Attorney Inquiries. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In 2005, the company recorded a $29.4 million pretax recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled and a $0.5 million pretax net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers insurance recovery ($4.0 million). For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Other.

Financial results within “Corporate and eliminations” for the year-to-date periods ended September 30, 2006 and 2005 also include approximately $6.3 million and $1.7 million, respectively, of benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather. Benefits or costs resulting from variances from normal weather are recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

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

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and nine months ended September 30, 2006, storage-related gas costs in operating and maintenance expense totaled $1.0 million and $15.4 million, respectively. Such costs totaled zero and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Gas distribution	$226.7	$241.5	$1,775.6	$1,692.6
Shipping	98.3	91.9	288.1	274.7
Other energy ventures	34.0	9.2	135.1	89.7
Corporate and eliminations	(7.9)	(6.6)	(77.0)	(56.8)
	$351.1	$336.0	$2,121.8	$2,000.2

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the third quarter of 2006 compared with a year ago, gas distribution revenues decreased $14.8 million due to lower natural gas costs (approximately $50 million decrease), partially offset by the impact of colder weather than in 2005 (approximately $13 million increase) and the base rate increase (approximately $11 million). For the 2006 year-to-date period compared with a year ago, gas distribution revenues increased $83.0 million due to higher natural gas costs (approximately $175 million increase) and the impact of the base rate increase (approximately $36 million), partially offset by the negative impact of warmer weather than the corresponding period in 2005 (approximately $126 million decrease) and lower demand unrelated to weather (approximately $21 million decrease).

Third quarter and year-to-date 2006 shipping segment operating revenues increased $6.4 million and $13.4 million, respectively, compared with the prior-year periods due to higher average rates ($10.0 million and $35.0 million increases, respectively), partially offset by lower volumes shipped ($3.0 million and $21.0 million decreases, respectively). Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security.

Third quarter 2006 revenues for Nicor’s other energy ventures increased $24.8 million due to higher revenues at Nicor Enerchange ($12.7 million increase) and at Nicor’s energy-related products and services businesses ($12.2 million increase). Nicor Enerchange revenues increased due primarily to the net adjustments to derivative instruments and inventory carrying values discussed previously under the “Operating income by segment” section. Higher revenues at Nicor’s energy-related products and services businesses are attributable to the recognition of previously deferred revenues associated with its utility-bill management contracts ($7.2 million increase) and an increase in contract volumes ($3.0 million increase). Year-to-date 2006 revenues increased $45.4 million due primarily to higher revenues at Nicor’s energy-related products and services businesses ($31.6 million increase) and higher revenues at Nicor Enerchange ($13.9 million increase). Higher revenues at Nicor’s energy-related products and services businesses were attributable to higher average gas costs ($15.3 million increase) and an increase in customer contracts ($10.7 million increase). Higher revenues at Nicor Enerchange ($13.9 million increase) reflect the net adjustments discussed in the quarter over quarter comparison.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Gas distribution revenues	$226.7	$241.5	$1,775.6	$1,692.6
Cost of gas	(108.0)	(134.9)	(1,258.8)	(1,202.3)
Revenue tax expense	(12.6)	(11.9)	(109.0)	(109.2)
Gas distribution margin	$106.1	$94.7	$407.8	$381.1

Gas distribution margin increased $11.4 million in the third quarter of 2006 compared with the corresponding prior-year period due primarily to the impact of the base rate increase (approximately $11 million assuming normal weather). Year-to-date 2006 gas distribution margin increased $26.7 million compared with the corresponding prior-year period due primarily to the impact of the base rate increase (approximately $36 million), partially offset by the negative impact of warmer weather than in 2005 (approximately $8 million decrease) and lower demand unrelated to weather (approximately $3 million decrease).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $5.6 million to $56.6 million in the third quarter of 2006 from $51.0 million in the prior-year period due to higher company use gas ($4.1 million increase) and higher bad debt expense ($1.3 million increase). Year-to-date operating and maintenance expense increased $21.5 million to $199.9 million from $178.4 million in the prior-year period due primarily to higher storage-related gas costs ($15.4 million increase), company use gas ($11.0 million increase) and bad debt expense ($3.3 million increase), partially offset by lower payroll and benefit-related costs ($3.6 million decrease) and claims arising from normal operations ($4.2 million decrease).

Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which were zero and $11.1 million in the three and nine-month periods ended September 30, 2005, respectively, were charged to cost of gas and passed through to customers as part of the PGA rider.

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

Property sale gains and losses vary from year-to-year depending upon property sales activity. Nicor Gas realized a $0.6 million and $3.2 million pretax gain on the sale of property for the three and nine months ended September 30, 2006, respectively. The company continues to assess its ownership of certain real estate holdings.

Shipping operating expenses. Third quarter and year-to-date 2006 shipping segment operating expenses increased $5.3 million and $15.8 million, respectively, compared with the corresponding prior-year periods. Higher operating costs were attributable, in part, to higher fuel ($1.9 million and $6.3 million increases, respectively), employee-related costs ($1.2 million and $4.1 million increases, respectively), repairs and maintenance ($1.1 million and $2.4 million increases, respectively) and leased freight equipment ($1.0 million and $2.0 million increases, respectively).

Other energy ventures operating expenses. Third quarter and year-to-date 2006 other energy ventures operating expenses increased $6.2 million and $36.1 million, respectively, compared with the corresponding prior-year periods. These increases were due primarily to higher expenses at Nicor’s energy-related products and services businesses ($5.9 million and $34.7 million increases, respectively) reflecting a higher average cost of gas for the year-to-date period ($12.9 million increase), costs related to an increase in customer contracts ($1.9 million and $6.8 million increases, respectively), higher selling, general and administrative costs attributable to acquiring new customer contracts ($2.7 million and $6.2 million increases, respectively), and higher bad debt expense ($1.4 million and $2.4 million increases, respectively).

Litigation charges (recoveries), net. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - SEC and U.S. Attorney Inquiries.

In 2005, the company recorded a $29.4 million pretax recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled and a $0.5 million pretax net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers insurance recovery ($4.0 million). For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 17 - Contingencies - Other.

Interest expense. Interest expense of $11.1 million in the third quarter of 2006 increased $0.5 million from the corresponding 2005 period due to higher estimated interest on income tax matters ($0.9 million increase). Interest expense of $35.5 million for the nine-month period ended September 30, 2006 increased $2.7 million over the corresponding prior-year period due to higher average borrowing levels ($2.2 million increase) and higher average interest rates ($0.6 million increase).

Higher average borrowings were attributable, in part, to a $40 million two-year senior unsecured term loan obtained in December 2005 and used to fund a portion of the repatriation of cumulative undistributed foreign earnings of Tropical Shipping in connection with the American Jobs Creation Act (the “Jobs Act”). As of September 30, 2006, $12 million of this term loan remained outstanding.

Equity investment income, net. Equity investment income increased for the three and nine-month period ended September 30, 2006 over the corresponding prior-year periods due primarily to the $2.4 million gain on a sale of an equity investment recognized in the third quarter of 2006.

Interest income. Interest income increased $0.9 million and $3.6 million for the three and nine-month periods ended September 30, 2006, respectively, over the corresponding prior-year periods due primarily to higher investment balances and higher average rates.

Income taxes. In December 2005, the company repatriated $132 million under the Jobs Act. Effective January 2006, the company reorganized certain of its shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and nine-month periods ended September 30, 2006, income tax expense has not been provided on approximately $6 million and $17 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes. The company expects to incur approximately $5 million in current tax expense associated with these activities, of which approximately $3 million has been recognized in the first nine months of 2006.

The company’s effective income tax rate for the remainder of 2006 is estimated to be approximately 29 percent resulting from the ongoing benefit of untaxed foreign shipping earnings, recognition of certain tax credits and the amortization of excess deferred taxes. During the first nine months of 2006, the effective income tax rate was 25.1 percent. The lower rate for the first nine months reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s outstanding SEC inquiry. For the first nine months of 2005, the effective income tax rate was 30.6 percent which reflected the effects of recording 2005 net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent as well as miscellaneous third quarter tax benefits ($1.5 million). The effective income tax rate for the quarters ended September 30, 2006 and 2005 was 30.3 percent and 51.3 percent, respectively. For the quarter ended September 30, 2005, in addition to the impact of miscellaneous tax benefits ($1.5 million), the quarter’s effective income tax rate increased due to changes in forecasted annual income. Such change was not significant for the year-to-date period, but did have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes was relatively low.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Operating revenues (millions)
Sales
Residential	$136.8	$152.4	$1,207.5	$1,140.7
Commercial	29.8	36.0	275.2	255.0
Industrial	2.7	4.3	31.9	34.9
	169.3	192.7	1,514.6	1,430.6
Transportation
Residential	6.1	4.8	21.9	19.1
Commercial	14.7	11.5	57.7	51.0
Industrial	10.7	10.4	29.1	29.4
Other	1.1	1.0	2.0	8.6
	32.6	27.7	110.7	108.1
Other revenues
Revenue taxes	12.9	12.8	111.5	112.4
Environmental cost recovery	.8	1.4	7.2	15.9
Chicago Hub	8.1	2.4	13.9	7.5
Other	3.0	4.5	17.7	18.1
	24.8	21.1	150.3	153.9
	$226.7	$241.5	$1,775.6	$1,692.6

Deliveries (Bcf)
Sales
Residential	13.9	12.0	121.6	131.2
Commercial	3.2	3.1	27.9	29.5
Industrial	.4	.4	3.4	4.1
	17.5	15.5	152.9	164.8
Transportation
Residential	1.2	1.1	10.7	12.7
Commercial	11.2	8.8	59.5	60.9
Industrial	23.1	25.1	75.2	84.7
	35.5	35.0	145.4	158.3
	53.0	50.5	298.3	323.1

Customers at end of period (thousands)
Sales
Residential	1,784.5	1,771.2
Commercial	121.6	117.9
Industrial	7.1	7.3
	1,913.2	1,896.4
Transportation
Residential	161.0	160.0
Commercial	56.6	57.6
Industrial	5.5	5.9
	223.1	223.5
	2,136.3	2,119.9

Other statistics
Degree days	84	26	3,301	3,572
Colder (warmer) than normal*	20%	(63)%	(12)%	(5)%
Average gas cost per Mcf sold	$6.05	$8.53	$8.18	$7.22

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

TEUs shipped (thousands)	50.0	51.7	147.3	159.6
Revenue per TEU	$1,965	$1,765	$1,956	$1,718
At end of period
Ports served	27	25
Vessels operated	18	19

FINANCIAL CONDITION AND LIQUIDITY

Operating activities. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce or eliminate short-term borrowings during the first half of the year. Net cash flow provided from operating activities decreased $48.9 million to $548.5 million for the nine months ended September 30, 2006 from $597.4 million in the year-earlier period.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and during the nine months ended September 30, 2006, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million and $50 million, respectively. The company expects to repay the remaining amounts during the fourth quarter of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flows used for investing activities decreased $48.9 million to $132.1 million for the nine months ended September 30, 2006 compared to $181.0 million in the prior-year period. This decrease largely reflects decreased short-term investments and reduced capital expenditures partially offset by the restricted short-term investments associated with the third quarter 2006 funding of an escrow account associated with the tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 4 - Restricted Short-Term Investments.

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

Long-term debt. Through September 30, 2006, Tropical Shipping has repaid $28 million of its $40 million, two-year senior unsecured term loan. The repayment was primarily financed through the company’s cash flows from operating activities. In October 2006, Nicor Gas entered into an agreement for the issuance of $50 million First Mortgage Bonds at 5.85 percent, due in 2036. The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $50 million 5.55 percent First Mortgage Bond series due in December 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $151.0 million, $586.0 million and $144.0 million of commercial paper borrowings outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The company believes it is in compliance with all debt covenants and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

American Jobs Creation Act. During December 2005, under certain provisions of the Jobs Act, Nicor repatriated $132 million of cumulative undistributed earnings. To the extent required, repatriated amounts have been properly used for qualifying investment uses under the Jobs Act. Qualifying investment uses included funding of United States-based employee-related costs, capital investments, and advertising and marketing expenditures.

Dividends. Nicor maintained its 2006 quarterly common stock dividend rate of $0.465 per common share during the third quarter of 2006. This quarterly dividend rate was also applicable in 2005. The company paid dividends on its common stock of $62.1 million and $61.6 million for the year-to-date periods ended September 30, 2006 and 2005, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Contractual obligations. In the third quarter of 2006, Tropical Shipping signed an agreement to purchase a new vessel for approximately $6 million with delivery expected in November 2006. As previously disclosed, Nicor Gas signed an agreement in the second quarter of 2006 to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010. Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

Gas in storage. Gas distribution segment inventory is carried at cost on a last-in, first-out (“LIFO”) basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which it believes will not be restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for the estimated annual replacement cost, currently estimated to be about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million during 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income. There was no liquidation of any LIFO layers during 2005.

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

Performance-based rate (“PBR”) plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) has notified Nicor that that office is conducting an inquiry on the same matters that the SEC is investigating, and a grand jury is also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. Nicor is unable to predict the outcome of the separate inquiry by the U.S. Attorney or Nicor’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

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

On April 27, 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in securities class actions that were settled in 2004, the related shareholder derivative lawsuits that were settled in 2005 and related matters, with any remaining balance to be paid to Nicor. The escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. In the second half of 2005, Nicor received $2.8 million of additional insurance proceeds related to legal defense costs. In connection with the settlement of the derivative lawsuits referred to above, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million to settle certain claims that Nicor had asserted and Nicor paid $3.5 million of that amount to plaintiffs’ attorneys to reimburse them for the fees and expenses expended in pursuing the derivative actions. In the third quarter of 2006, Nicor received a payment of $5.2 million from its excess insurance carrier as reimbursement of legal defense costs in connection with these matters. This payment has been recorded in “Other corporate eliminations and expenses” in the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2006.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2005 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates. There have been no material changes to these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In the third quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. In the second quarter of 2006, the company disclosed that Nicor Gas completed the implementation of a new customer care and billing system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2006 or 2005. As of September 30, 2006, $21.5 million remained authorized for the repurchase of common stock.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09)

10.01		210-Day Credit Agreement dated as of October 26, 2006

10.02		Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

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

Nicor Inc.

November 1, 2006	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)