Form 10-K
period 2006-12-31
NICOR INC
filed 2007-02-23
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock (based on the June 30, 2006 closing price of $41.50) held by non-affiliates of the registrant was approximately $1.8 billion. As of February 16, 2007, there were 44,911,933 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2007 Annual Meeting Definitive Proxy Statement, to be filed on or about March 14, 2007, are incorporated by reference into Part III.

Nicor Inc.

i

Nicor Inc.

Glossary

ARO. Asset retirement obligation.

Chicago Hub. A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit.
Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2006 and 2005, and 6,000 degree days per year for 2004.

EN Engineering. EN Engineering, L.L.C., a 50-percent-owned joint venture that provides engineering and consulting services.

FASB. Financial Accounting Standards Board.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

FSP. FASB Staff Position.

Horizon Pipeline. Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IRS. Internal Revenue Service.

Jobs Act. American Jobs Creation Act of 2004.

LIBOR. London Inter-bank Offered Rate.

LIFO. Last in, first out.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

MMBtus. Million British thermal units.

Nicor Advanced Energy. Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy), a wholly owned business that provides natural gas and related services on an unregulated basis to residential and small commercial customers.

Nicor Enerchange. Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company) is a wholly owned public utility business and one of the nation’s largest distributors of natural gas.

ii

Nicor. Nicor Inc., or the registrant.

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

PGA. Nicor Gas’ Purchased Gas Adjustment.

SEC. The United States Securities and Exchange Commission.

SFAS. Statement of Financial Accounting Standard.

TEU. Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-
long container.

Triton. Triton Container Investments L.L.C., a cargo container leasing company in which Nicor Inc. has an investment.

Tropical Shipping. A wholly owned business and a carrier of containerized freight in the Bahamas and the Caribbean region.

iii

PART I

Item 1.    Business

Nicor, an Illinois corporation formed in 1976, is a holding company. Gas distribution is Nicor’s primary business. Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region. Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. As a consolidated group, Nicor had approximately 3,900 employees at year-end 2006.

Summary financial information for Nicor’s major business segments is included in Item 8 - Notes to the Consolidated Financial Statements - Note 15 - Business Segment and Geographic Information. The following sections describe Nicor’s larger businesses. Certain terms used herein are defined in the glossary on pages ii and iii.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves nearly 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for 25 to 30 percent. See Gas Distribution Statistics on page 23 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,100 employees at year-end 2006.

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

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas’ Chicago Hub addresses that demand. Effective in the fourth quarter of 2005, the rate order received by Nicor Gas provides that Chicago Hub revenues be passed directly through to customers as a credit to Nicor Gas’ PGA rider.

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. It also purchases transportation and storage services from the interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of gas charged to customers.

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

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation. Gas supply pricing is generally tied to published price indices so as to approximate current market prices. These supply contracts also may require the payment of fixed demand charges to ensure the availability of supplies on any given day.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about 40 percent of the company’s total gas purchases in the last three years. The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

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

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	968,000	Various dates through March 2012
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	253,000	October 2009
Midwestern Gas Transmission Company	297,000	Various dates through October 2009
Northern Natural Gas Company	206,000	October 2008
ANR Pipeline	100,000	Various dates through March 2010
Texas Gas	47,000	March 2009

The company has rights of first refusal for contract extensions except for the TGPC contract. In addition to the above contracts, Nicor Gas enters into short-term winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility. The availability numbers shown above represent maximums during the winter heating season. In some cases, the contract levels are lower during the summer period.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 150 Bcf of annual storage capacity, the system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

Competition/Demand

Nicor Gas is the largest natural gas distributor in Illinois and, as a regulated monopoly, has the exclusive right to distribute natural gas in its service territory. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. In addition, the company has a rate that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. It is estimated that a 100 degree-day variation from normal (5,830 degree days annually) would impact Nicor Gas’ net income by approximately $1.6 million.

The effect of weather variations on Nicor Gas’ results is mitigated, in part, due to weather risks within the consolidated Nicor group that are expected to be partially offsetting with the utility-bill management products marketed by Nicor Solutions and Nicor Advanced Energy. The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas. In 2006 and 2004, the offsetting impact related to utility-bill management products was about one-half and one-third, respectively, of the gas distribution weather effect. In 2005, weather was near normal.

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

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase. For additional information about the rate order, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements - Note 19 - Rate proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not profit from the sale of natural gas. Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customer premises. Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations. Changes in these rules can impact operating and capital costs.

A PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Performance-Based Rate Plan.

Gas distribution, transmission and storage system, and other properties

The gas distribution, transmission and storage system includes approximately 34,000 miles of steel, plastic and cast iron main; approximately 2.0 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers’ premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

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

SHIPPING

Tropical Shipping is one of the largest containerized cargo carriers in the Bahamas and the Caribbean, a region characterized by modest market growth and intense competition. The company is a major carrier of exports from the east coast of the United States and Canada to these regions. The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean and the Bahamas, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of Tropical Shipping’s cargo consists primarily of northbound shipments of apparel and agricultural products, and inter-island shipments. Other related services such as inland transportation and cargo insurance are also provided by Tropical Shipping or other Nicor subsidiaries.

At December 31, 2006, Tropical Shipping’s operating fleet consisted of 10 owned vessels and 8 chartered vessels with a container capacity totaling approximately 5,800 TEUs. In addition to the vessels, the company owns and/or leases containers, container-handling equipment, chassis and other equipment. Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

OTHER ENERGY VENTURES

Nicor owns several energy-related ventures, including three companies marketing energy-related products and services, and a wholesale natural gas marketing company. Nicor also has equity interests in joint ventures including a FERC-regulated natural gas pipeline.

Nicor Services, Nicor Solutions and Nicor Advanced Energy are businesses that provide energy-related products and services to retail markets, including residential and small commercial customers. Nicor Services operates primarily in northern Illinois and provides warranty and maintenance contracts, as well as repair and installation services of heating, air conditioning and indoor air-quality equipment, and customer and prospect management services. Nicor Solutions offers its residential and small commercial customers in the Nicor Gas service territory energy-related products that provide for natural gas price stability and management of their utility bill. These products mitigate and/or eliminate the risks to customers of colder than normal weather and/or changes in natural gas prices. Nicor Advanced Energy is certified by the ICC as an Alternate Gas Supplier, authorizing it to be a non-utility marketer of natural gas for residential and small commercial customers. Nicor Advanced Energy presently operates in northern Illinois, offering customers an alternative to the utility as its natural gas supplier.

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

Horizon Pipeline, a 50-percent-owned joint venture with NGPL, operates a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border. Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under a 10-year agreement at rates that have been accepted by FERC.

EN Engineering, a 50-percent-owned joint venture between Nicor and A. Epstein & Sons International, is an engineering and consulting firm that specializes in the design, installation and maintenance of natural gas, petroleum and liquid pipeline facilities.

Additional information about Nicor’s other energy ventures is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

CORPORATE

Nicor has various equity investments, the largest of which is Triton Container Investments L.L.C., a cargo container leasing business.

AVAILABLE INFORMATION

Nicor files various reports with the SEC. These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934. Nicor makes all of these reports available without charge to the public on the investor relations section of the company’s Internet site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them. The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings. The annual prudence reviews for calendar years 1999-2006 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of annual prudence reviews.

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

Nicor Gas is also subject to rules and regulations pertaining to the integrity of its distribution system and environmental compliance. The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may in part be responsible. As of December 31, 2006, the company had recorded a liability of $19.9 million associated with certain remediation efforts. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

An adverse decision in the proceedings concerning Nicor Gas’ PBR Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan was terminated effective January 1, 2003. There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC and SEC are reviewing these allegations in pending proceedings. An adverse decision or decisions in these proceedings could result in a refund or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the PBR proceeding and related matters.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity. If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of gas transported on interstate pipelines with which it or its gas suppliers have contracts and through withdrawals of gas from storage fields it owns or leases. Nicor Gas contracts with multiple pipelines for transportation services. If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place. Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

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

Conversely, results from products sold by Nicor Solutions and Nicor Advanced Energy generally benefit from milder than normal weather. Nicor Solutions and Nicor Advanced Energy offer utility-bill management products that mitigate and/or eliminate the risks to customers of variations in weather. Benefits or costs related to these products resulting from variances from normal weather are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. To the extent weather is colder than normal in the future, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

Nicor uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk. Fluctuating natural gas prices cause earnings and financing costs of Nicor to be impacted. The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition. Also, when Nicor’s derivative instruments and hedging transactions fail to qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations could be adversely affected.

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

Transporting and storing natural gas involve numerous risks that may result in accidents and other operating risks and costs that could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor relies on access both to short-term money markets and longer-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations. Management believes that Nicor and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Nicor’s control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor’s credit ratings. Restrictions on Nicor’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

Changes in the rules and regulations of certain regulatory agencies could adversely affect the results of operations, cash flows and financial condition of Tropical Shipping.

Tropical Shipping is subject to the International Ship and Port-facility Security Code and is also subject to the United States Maritime Transportation Security Act, both of which require extensive security assessments, plans and procedures. Tropical Shipping is also subject to the regulations of both the Federal Maritime Commission, and the Surface Transportation Board, other Federal Agencies as well as local laws, where applicable. Additional costs that could result from changes in the rules and regulations of these regulatory agencies would adversely affect the results of operations, cash flows and financial condition of Tropical Shipping.

Tropical Shipping’s business is dependent on general economic conditions and could be adversely affected by downturns in the economy.

Tropical Shipping’s business consists primarily of the shipment of building materials, food and other necessities for developers, manufacturers and residents in the Bahamas and the Caribbean region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. As a result, Tropical Shipping’s results of operations, cash flows and financial condition can be significantly affected by general economic conditions in the United States, the Bahamas, Caribbean region and Canada.

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

Nicor has credit risk that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor extends credit to its counterparties. Despite what the company believes to be prudent credit policies and the maintenance of netting arrangements, the company is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform and any collateral the company has secured is inadequate, it could experience financial losses.

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

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor’s other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described above are not the only risks Nicor faces although they are the most significant risks. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk, and Item 8 - Notes to the Consolidated Financial Statements - Note 10 - Income and Other Taxes and Note 21 - Contingencies for further discussion of these and other risks Nicor faces.

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1 - Business, and is incorporated herein by reference. These properties are suitable, adequate and utilized in the company’s operations.

Item 3.    Legal Proceedings

See Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Current Position and Background

Russ M. Strobel	54
Chairman, Nicor and Nicor Gas (since 2005); Chief Executive Officer, Nicor (since 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002); Executive Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002); Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2000-2002).

Richard L. Hawley	57
Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003); Vice President and Chief Financial Officer, Puget Energy, Inc., a holding company with its primary business being an electric and natural gas provider (2000-2002) and Puget Sound Energy, Inc., electric and natural gas provider (1998-2002).

Rocco J. D’Alessandro	48	Executive Vice President Operations, Nicor Gas (since December 2006); Senior Vice President Operations, Nicor Gas (2002-2006); Vice President Customer Service, Nicor Gas (1999-2002).

Claudia J. Colalillo	57	Senior Vice President Human Resources and Corporate Communications, Nicor and Nicor Gas (since 2002); Vice President Human Resources, Nicor and Nicor Gas (1998-2002).

Daniel R. Dodge	53	Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (since 2002); Vice President Business Development, Nicor and Nicor Gas (1998-2002).

Paul C. Gracey, Jr.	47
Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since March 2006); Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002-2006); Vice President and General Counsel, Midwest Generation, Chicago, independent power producer (2000-2002).

Gerald P. O’Connor	55
Vice President Finance and Treasurer, Nicor and Nicor Gas (since June 2006); Vice President Administration and Finance, Nicor and Nicor Gas (2004-2006); Temporary General Manager - Internal Audit, Nicor and Nicor Gas (2003-2004); Partner, Tatum Partners L.L.C., professional services (2003-2004); Vice President and Chief Financial Officer, Aux Sable Liquid Products L.L.P., natural gas processing (2000-2002).

Karen K. Pepping	42
Vice President and Controller, Nicor and Nicor Gas (since June 2006); Assistant Vice President and Controller, Nicor and Nicor Gas (2005-2006); Assistant Controller, Nicor and Nicor Gas (2003-2005); Assistant Corporate Controller, Wallace Computer Services, Inc., commercial printing (2002-2003); Director of Accounting, Tellabs, Inc., telecommunication equipment manufacturer (2000-2002).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges. At February 16, 2007, there were approximately 20,900 common stockholders of record and the closing stock price was $46.81.

	Stock price		Dividends
Quarter	High	Low	Declared

2006
First	$43.12	$39.25	$.465
Second	42.29	38.72	.465
Third	44.40	41.01	.465
Fourth	49.92	42.38	.465

2005
First	$38.33	$35.50	$.465
Second	41.87	35.76	.465
Third	42.59	39.10	.465
Fourth	42.97	37.42	.465

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during 2006 or 2005. As of December 31, 2006, $21.5 million remained authorized for the repurchase of common stock.

STOCK PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for Nicor Common Stock, the S&P Utilities Index and the S&P 500 Index (both of which include Nicor Common Stock) as of December 31 of each of the years indicated, assuming $100 was invested on January 1, 2002, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return

	2002	2003	2004	2005	2006

Nicor	$86	$91	$104	$116	$144
S&P Utilities	70	88	110	128	155
S&P 500	78	100	111	117	135

Nicor Inc.

Item 6. Selected Financial Data
(in millions, except per share data)

	Year ended December 31
	2006	2005	2004	2003		2002

Operating revenues	$2,960.0	$3,357.8	$2,739.7	$2,662.7		$1,897.4

Operating income	$202.5	$201.7	$137.7	$189.4		$226.5

Income before cumulative effect of
accounting change	$128.3	$136.3	$75.1	$109.8	*	$128.0

Net income	$128.3	$136.3	$75.1	$105.3		$128.0

Earnings per common share
Basic
Before cumulative effect of
accounting change	$2.88	$3.08	$1.71	$2.49		$2.90
Basic earnings per share	2.88	3.08	1.71	2.39		2.90

Diluted
Before cumulative effect of
accounting change	$2.87	$3.07	$1.70	$2.48		$2.88
Diluted earnings per share	2.87	3.07	1.70	2.38		2.88

Dividends declared per common share	$1.86	$1.86	$1.86	$1.86		$1.84

Property, plant and equipment
Gross	$4,479.7	$4,351.3	$4,143.6	$3,999.5		$3,872.8
Net	2,714.7	2,659.1	2,549.8	2,484.2		2,421.8

Total assets	$4,090.1	$4,391.2	$3,975.2	$3,797.2		$3,524.4

Capitalization
Long-term debt, net of
unamortized discount	$497.5	$485.8	$495.3	$495.1		$396.2
Mandatorily redeemable preferred stock	.6	.6	1.6	1.8		4.3
Common equity	872.6	811.3	749.1	754.6		728.4
	$1,370.7	$1,297.7	$1,246.0	$1,251.5		$1,128.9

See Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations for factors that can impact year-to-year comparisons and may affect the future performance of Nicor's business.

* The change in accounting method relates to a rescission of Emerging Issues Task Force Consensus No. 98-10,
Accounting for Contracts Involved in Energy Trading and Risk Management Activities, which disallowed the recording of inventory at fair value. Effective January 1, 2003, Nicor’s wholesale natural gas marketing business,
Nicor Enerchange, began applying accrual accounting rather than fair value accounting to gas in storage and certain energy-related contracts, such as storage and transportation agreements. Effective with the change, Nicor recorded a $4.5 million cumulative effect loss from the change in accounting principle, which was net of $3.0 million in income tax benefits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2004 to 2006 and to discuss business trends that might affect Nicor. Certain terms used herein are defined in the glossary on pages ii and iii. The discussion is organized into six sections - Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor is a holding company. Gas distribution is Nicor’s primary business. Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region. Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. Nicor also has equity interests in energy-related businesses.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2006	2005	2004

Net income	$128.3	$136.3	$75.1

Diluted earnings per common share	2.87	3.07	1.70

Net income and diluted earnings per common share were lower in 2006 compared with 2005 due to a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s outstanding SEC inquiry recorded in the second quarter of 2006, the absence of a 2005 pretax benefit of $29.9 million ($.41 per share) related to net insurance recoveries and earnings thereon related to the securities class action and shareholder derivative lawsuit settlements, and the absence of a $17 million tax benefit ($.38 per share) recognized in the fourth quarter of 2005 in connection with the Jobs Act, partially offset by a first quarter of 2006 pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program. Year over year comparisons (excluding the effects of the items noted above) reflect improved operating results across all business segments and the recognition of certain income tax benefits including those resulting from the reorganization of certain shipping and related operations.

Net income and diluted earnings per common share for 2005 compared with 2004 were impacted significantly by the absence of the 2004 first-quarter securities class action settlement charge of $38.5 million ($.52 per share) coupled with the 2005 pretax benefit of $29.9 million ($.41 per share) related to net insurance recoveries mentioned earlier. 2005 was also significantly impacted by a tax benefit of approximately $17 million ($.38 per share) in connection with the Jobs Act. Year over year comparisons were also impacted by higher operating results at Tropical Shipping and lower corporate overhead costs, partially offset by lower operating results in the gas distribution and other energy-related businesses. Results of the gas distribution business reflect the impact of the base rate increase which became effective in the fourth quarter of 2005.

For more information on the SEC inquiry, see the Contingencies section of this discussion.

Rate proceeding.  In 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ PGA rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that would have been placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the increase in annual net revenue decreased to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense. Storage related gas costs recorded in operating and maintenance expense during 2006 and 2005 totaled $21.4 million and $6.5 million, respectively. Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):
	2006	2005	2004

Gas distribution	$123.9	$116.9	$130.8
Shipping	47.5	40.4	31.6
Other energy ventures	26.6	14.1	19.3
Corporate and eliminations	4.5	30.3	(44.0)
	$202.5	$201.7	$137.7

The following summarizes operating income (loss) comparisons by major business segments:

•
Gas distribution operating income increased $7.0 million in 2006 as compared with 2005 due to the positive effects of higher gas distribution margin ($19.0 million increase), a first quarter mercury-related recovery of $3.8 million and higher gains on property sales ($2.9 million increase). These positive factors were partially offset by higher operating and maintenance expenses ($13.7 million increase) and higher depreciation expense ($5.6 million increase). Higher gas distribution margin was primarily due to the impact of the base rate increase (approximately $36 million) and higher demand unrelated to weather (approximately $5 million increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million decrease) and the passage of Chicago Hub revenues through the PGA effective with the rate order (approximately $8 million decrease).

Gas distribution operating income decreased $13.9 million in 2005 as compared with 2004 due to higher operating and maintenance expenses ($19.9 million increase), higher depreciation expense ($5.7 million increase), and lower gains on property sales ($5.5 million decrease). The adverse impact of these factors was partially offset by higher gas distribution margin ($17.5 million increase). Higher gas distribution margin was largely driven by higher average rates (approximately $19 million increase) due in part to the rate increase which became effective during the fourth quarter of 2005 (approximately $13 million) and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease).

•
Shipping operating income for 2006 increased $7.1 million as compared with 2005 due to higher operating revenues ($19.8 million increase) which were partially offset by higher operating costs ($12.7 million increase). Higher operating revenues were attributable to higher average rates ($40.0 million increase), partially offset by lower volumes shipped ($19.5 million decrease). Higher operating costs were due to higher transportation-related costs including fuel ($6.3 million increase), employee-related costs ($5.0 million increase), repairs and maintenance ($2.7 million increase) and leased freight equipment ($2.5 million increase), partially offset by lower legal and audit fees ($4.2 million decrease). Included in legal and audit fees for 2005 were approximately $5.1 million of costs incurred in connection with the repatriation of funds and the reorganization of Tropical Shipping to take advantage of the benefits of the Jobs Act.

Shipping operating income for 2005 increased $8.8 million compared with 2004 due primarily to an increase in revenue ($67.8 million increase) driven by higher average rates and increased volumes shipped across substantially all ports, partially offset by increased operating expenses ($59.0 million increase). Shipping segment operating expenses increased due primarily to higher transportation ($37.7 million increase) and payroll-related costs ($6.2 million increase), driven by general price increases and higher volumes shipped. Transportation-related costs include fuel, inland freight, vessel charter, voyage and transportation, and port costs. Higher legal and audit fees also contributed to the increase in expenses, reflecting approximately $5.1 million of costs incurred in connection with the repatriation of funds and the reorganization of Tropical Shipping.

•
Operating income from Nicor’s other energy ventures for 2006 increased $12.5 million primarily due to higher operating income at Nicor Enerchange ($13.2 million increase), offset by lower operating results at Nicor’s energy-related products and services businesses ($0.6 million decrease). Improved results at Nicor Enerchange were primarily due to a significant positive variation in fair value adjustments associated with derivatives hedging purchases and sales of inventory, partially offset by unfavorable costing of physical sales activity. Lower operating results at Nicor’s energy-related products and services businesses were due to higher operating costs ($45.4 million increase) offset, in part, by higher operating revenues ($44.8 million increase).

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

•	“Corporate and eliminations” operating income for 2006, 2005 and 2004 were impacted by the following items:

In 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. Nicor recorded a $10 million charge (non-deductible for tax purposes) in the second quarter associated with the outstanding SEC inquiry. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - SEC and U.S. Attorney Inquiries.

Included in corporate and eliminations’ 2006 operating income is approximately $9.5 million of benefits associated with Nicor’s other energy ventures’ utility-bill management products attributable to warmer than normal weather (excludes costs of approximately $0.7 million recorded within other energy ventures). Benefits or costs resulting from variances from normal weather are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

In 2006 and 2005, the company recognized insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuits. The recoveries totaled $5.2 million and $2.8 million, respectively.

In 2005, the company recorded a $29.4 million recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled and a $0.5 million net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related Directors and Officers (“D&O”) insurance recovery ($4.0 million).

In 2004, the company recorded a $38.5 million settlement charge relating to a securities class action settlement. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Other.

These factors are discussed in more detail in the Results of Operations section.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	2006	2005	2004

Gas distribution	$2,452.3	$2,909.6	$2,362.1
Shipping	398.3	378.5	310.7
Other energy ventures	215.9	157.0	155.3
Corporate and eliminations	(106.5)	(87.3)	(88.4)
	$2,960.0	$3,357.8	$2,739.7

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the year 2006, gas distribution revenues decreased $457.3 million as compared to 2005 due to lower natural gas costs (approximately $300 million decrease) and the negative impact of warmer weather than the corresponding period in 2005 (approximately $250 million decrease), partially offset by higher demand unrelated to weather

(approximately $35 million increase) and the impact of the base rate increase (approximately $36 million increase).

For the year 2005, gas distribution revenues increased $547.5 million as compared with 2004 due primarily to higher natural gas costs (approximately $525 million increase) and the positive impact of colder weather than in 2004 (approximately $60 million increase), partially offset by lower demand unrelated to weather (approximately $70 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased revenues by approximately $13 million.

In 2006, shipping segment operating revenues increased over 2005 due to higher average rates ($40.0 million increase), partially offset by lower volumes shipped ($19.5 million decrease). Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security. Volumes were lower due to the adverse impact of increased competition in several of the ports served, the strategic decision not to compete for certain low margin business, and changing global trade patterns.

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

The 2006 increase in revenues for other energy ventures was due primarily to higher revenues at Nicor’s energy-related products and services business ($44.8 million increase) and higher revenues at Nicor Enerchange ($14.2 million increase). Higher revenues at Nicor’s energy-related products and services businesses were attributable primarily to higher average prices ($17.5 million increase) and an increase in customer contracts ($17.0 million increase). Higher revenues at Nicor Enerchange were due to a significant positive variation in fair value adjustments associated with derivatives hedging purchases and sales of inventory, partially offset by unfavorable costing of physical sales activity.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	2006	2005	2004

Gas distribution revenues	$2,452.3	$2,909.6	$2,362.1
Cost of gas	(1,743.7)	(2,212.4)	(1,695.0)
Revenue tax expense	(144.4)	(152.0)	(139.4)
Gas distribution margin	$564.2	$545.2	$527.7

For the year 2006, gas distribution margin increased $19.0 million from 2005 due primarily to the impact of the base rate increase (approximately $36 million) and higher demand unrelated to weather (approximately $5 million increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million decrease) and the passage of Chicago Hub revenues through the PGA effective with the rate order (approximately $8 million decrease).

For the year 2005, gas distribution margin increased $17.5 million from 2004 due primarily to higher average rates (approximately $19 million increase) driven by the rate increase (approximately $13 million), and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease).

Gas distribution operating and maintenance expense. The $13.7 million increase in gas distribution operating and maintenance expense in 2006 as compared with the prior year reflects higher storage-related gas costs ($14.9 million increase) and company use gas ($9.9 million increase), partially offset by lower bad debt expense ($4.5 million decrease), net claims arising from normal operations ($4.5 million decrease) and payroll and benefit-related costs ($3.1 million decrease).

The $19.9 million increase in gas distribution operating and maintenance expense in 2005 as compared with the prior year reflects higher bad debt expense ($12.1 million increase), company use gas ($4.0 million increase) and storage-related gas costs ($6.5 million increase in the fourth quarter). These increases were partially offset by lower net legal and claims expenses ($4.7 million decrease).

The rate order, which became effective in the fourth quarter of 2005, results in certain storage-related gas costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, storage-related gas costs were charged to cost of gas and passed through to customers as part of the PGA rider.

Other gas distribution operating expenses. Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. This net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Net mercury-related costs (recoveries) were insignificant in 2005 and 2004. Additional information about the company’s mercury inspection and repair program is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity. During 2006, Nicor Gas realized a $3.3 million pretax gain on the sale of property. Property sale gains and losses were insignificant during 2005. During 2004, Nicor Gas realized a $5.9 million pretax gain on the sale of property. The company continues to assess its ownership of certain real estate holdings.

Shipping operating expenses. Shipping segment operating expenses increased $12.7 million in 2006 as compared with 2005 due to higher transportation-related costs including fuel ($6.3 million increase), employee-related costs ($5.0 million increase), repairs and maintenance ($2.7 million increase) and leased freight equipment ($2.5 million increase), partially offset by lower legal and audit fees ($4.2 million decrease). Included in legal and audit fees for 2005 were approximately $5.1 million of costs incurred in connection with the repatriation of funds and the reorganization of Tropical Shipping to take advantage of the benefits of the Jobs Act.

Shipping segment operating expenses increased $59.0 million in 2005 as compared with 2004 due primarily to higher transportation-related costs, which include fuel, inland freight, vessel charter, voyage and transportation, and port costs ($37.7 million increase), and higher payroll-related costs ($6.2 million increase). The increases were due to general price increases and increased volumes shipped. Higher legal and audit fees ($5.2 million increase) also contributed to the increase. Included in these amounts were approximately $5.1 million of costs incurred in connection with repatriation of funds and the reorganization of Tropical Shipping.

Operating expenses of other energy ventures. The $46.4 million increase in the 2006 operating expenses compared with 2005 were due to higher expenses at Nicor’s energy-related products and services businesses ($45.4 million increase) reflecting a higher average cost of gas ($14.8 million increase), costs related to an increase in customer contracts ($12.4 million increase) and higher selling, general and administrative costs attributable to acquiring new customer contracts ($8.8 million increase).

The $6.9 million increase in the 2005 operating expenses compared with 2004 was due primarily to higher expenses at Nicor’s energy-related products and services businesses ($7.1 million increase), due largely to higher risk management costs and expenses related to new business initiatives, partially offset by the impact of a decreased average number of fixed utility bill management customers.

Litigation charges (recoveries), net. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - SEC and U.S. Attorney Inquiries.

In the first quarter of 2005, the company recorded a $0.5 million net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related D&O insurance recovery ($4.0 million). During the second quarter of 2005, the company recorded $29.4 million of income related to the recovery from an insurance carrier of costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Other.

In the first quarter of 2004, the company recorded a $38.5 million litigation charge related to an agreement to settle the securities class actions.

Other corporate expenses and eliminations. Other corporate operating expenses (income) were ($5.2) million, ($0.8) million and $5.5 million in 2006, 2005 and 2004, respectively. In 2006 and 2005, the company recorded a benefit from insurance recoveries related to legal expenses incurred in 2004 and prior. Also included in these amounts are business development costs.

Intercompany eliminations were ($115.8) million, ($86.9) million and ($88.4) million in 2006, 2005 and 2004, respectively, and related primarily to utility-bill management products.

Interest expense. Interest expense for 2006 increased $2.3 million over the 2005 period. This increase primarily reflects the impact of higher average interest rates ($2.5 million increase).

Interest expense for 2005 increased $5.6 million over the 2004 period. This increase reflects the impact of higher average interest rates ($6.2 million increase) and higher estimated interest on income tax matters

($3.7 million increase), partially offset by the impact of lower average borrowing levels ($4.8 million decrease).

Net equity investment income. Net equity investment income increased $1.8 million in 2006 over the 2005 period due primarily to a $2.4 million gain on a sale of an equity investment recognized in the third quarter of 2006 and higher income from EN Engineering ($0.8 million increase). These items were partially offset by lower income from Triton ($1.6 million decrease).

Equity investment results for 2005 increased by $3.0 million as compared with 2004 due primarily to higher results related to low income housing investments ($1.1 million increase) and higher income from Triton ($0.9 million increase).

Equity investment results include $5.8 million, $7.4 million and $6.5 million for 2006, 2005 and 2004, respectively, for Nicor’s share of income from Triton.

Interest income. Interest income increased $3.0 million in 2006 over 2005 and $3.7 million in 2005 over 2004 due to higher average rates and higher investment balances.

Income tax expense. During December 2005, Nicor repatriated $132 million of cumulative undistributed earnings of foreign subsidiaries. The repatriation was funded by cash available from foreign subsidiaries coupled with the proceeds received by Tropical Shipping in connection with the December 2005 issuance of a $40 million two-year senior unsecured term loan. The federal income tax benefit resulting from the repatriation is approximately $17 million and was recognized in the fourth quarter of 2005. In conjunction with the repatriation, Nicor reclassified approximately $7.6 million of deferred income tax liabilities to other income tax reserves.

Effective January 2006, the company reorganized certain shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the year ended December 31, 2006, income tax expense has not been provided on approximately $29 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of $5.2 million from the elimination of certain deferred income taxes and $4.7 million in current income tax expense was recorded in 2006.

The overall effective income tax rate for 2006 increased to 26.3 percent from the prior year rate of 20.3 percent, due primarily to the 2005 tax benefits recorded in connection with the Jobs Act (approximately $17 million). The decline in the company’s effective income tax rate to 20.3 percent in 2005 from 28.7 percent in 2004 was also primarily a result of the tax benefits recorded in 2005 related to the Jobs Act. In addition, the 2006 effective income tax rate reflects the ongoing benefit of untaxed foreign shipping earnings, the recognition of tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, by the non-deductible $10 million charge in the second quarter 2006 associated with the company’s outstanding SEC inquiry. The 2005 effective income tax rate was adversely impacted by recording net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent.

Nicor Inc.

Gas Distribution Statistics

	2006	2005	2004

Operating revenues (millions)
Sales
Residential	$1,671.1	$2,031.4	$1,625.5
Commercial	373.9	453.5	349.9
Industrial	42.8	61.8	49.3
	2,087.8	2,546.7	2,024.7
Transportation
Residential	32.0	27.9	23.6
Commercial	82.1	73.1	69.9
Industrial	41.0	39.2	39.9
Other	3.7	11.7	14.0
	158.8	151.9	147.4
Other revenues
Revenue taxes	147.7	156.4	143.5
Environmental cost recovery	11.6	21.0	20.6
Chicago Hub	26.4	11.5	7.9
Performance-based rate plan	-	-	(1.8)
Other	20.0	22.1	19.8
	205.7	211.0	190.0
	$2,452.3	$2,909.6	$2,362.1

Deliveries (Bcf)
Sales
Residential	185.9	200.2	204.8
Commercial	41.8	44.7	44.3
Industrial	5.0	6.3	6.4
	232.7	251.2	255.5
Transportation
Residential	17.0	18.9	16.6
Commercial	80.4	87.5	84.1
Industrial	108.6	113.0	117.0
	206.0	219.4	217.7
	438.7	470.6	473.2

Year-end customers (thousands) (1)
Sales
Residential	1,807	1,796	1,777
Commercial	123	120	117
Industrial	7	8	7
	1,937	1,924	1,901
Transportation
Residential	166	157	148
Commercial	57	58	60
Industrial	6	6	6
	229	221	214
	2,166	2,145	2,115

Other statistics
Degree days	5,174	5,783	5,637
Warmer than normal (2)	(11%)	(1%)	(6%)
Average gas cost per Mcf sold	$7.44	$8.74	$6.56

(1) The company has redefined the customer count methodology in 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2006 and 2005 and 6,000 degree days for 2004. On a 6,000 degree day basis,
2006 and 2005 would have been 14% and 4% warmer than normal, respectively.

Shipping Statistics
	2006	2005	2004

TEUs shipped (thousands)	203.1	214.2	198.0
Average revenue per TEU	$1,961	$1,764	$1,569

At end of period
Ports served	27	25	24
Vessels operated at year-end	18	18	20

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Net cash flow provided from operating activities was $447.0 million, $206.2 million and $317.7 million in 2006, 2005 and 2004, respectively. The increase in operating cash flow in 2006 compared to 2005 is due primarily to the impact of lower natural gas prices on working capital. This was partially offset by the absence of the $29.9 million of D&O net insurance recoveries, including earnings thereon, received during 2005 related to settlement costs incurred by Nicor in connection with a securities class action and a related shareholder derivative action. The decrease in operating cash flow provided in 2005 compared to 2004 is due, in part, to the impact of higher gas prices on working capital, coupled with the partial repayment of the income tax refund received in 2003, as discussed below. These effects were partially offset by the $29.9 million of D&O net insurance recoveries mentioned above, and the absence of the $38.5 million pretax litigation charge in 2004 related to an agreement to settle the securities class action litigation.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions. During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.

Investing activities. Net cash flow used for investing activities was $192.2 million, $154.7 million and $204.7 million in 2006, 2005 and 2004, respectively.

Capital expenditures. Capital expenditures is an internal measure utilized by management and represent cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations. Capital expenditures by business segment are presented below (in millions):

	Estimated
	2007	2006	2005	2004

Gas distribution	$175	$164	$186	$175
Shipping	21	17	11	9
Other energy ventures	4	6	3	3
	$200	$187	$200	$187

Gas distribution segment capital expenditures decreased in 2006 versus 2005 due, in part, to the absence of expenditures related to the acquisition of a storage compressor in 2005 (approximately $9 million decrease) and a reduction in costs for information technology system improvements (approximately $8 million decrease). In April 2006, the company implemented a new customer care and billing system. Capital expenditures for 2005 increased over 2004 due primarily to increased storage system expenditures attributable to the acquisition of the previously mentioned storage compressor (approximately $9 million increase).

Capital expenditures in the gas distribution segment are expected to increase in 2007 versus 2006 due, in part, to higher expenditures associated with distribution system improvements and facility expansion, partially offset by lower spending on information technology.

Shipping segment capital expenditures for 2006 increased $6 million over 2005 due primarily to the purchase of a new vessel which was placed in service in early 2007. Shipping segment capital expenditures for 2005 increased $2 million over 2004 due primarily to higher purchases of freight handling equipment.

Capital expenditures in the shipping segment are expected to increase in 2007 versus 2006 due primarily to higher expenditures related to freight handling equipment and facilities expansion.

Additional investing activities. Investment activities in 2006 also reflect the absence of proceeds from the 2005 sale of various investments, the third quarter 2006 funding of an escrow account associated with the tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action of $10.0 million and net proceeds of $7.0 million associated with the company’s sale of an equity investment. In 2005, additional investment activities include proceeds from the 2005 sale of various investments coupled with the absence of $21.8 million of purchases of available-for-sale securities in 2004. In 2004, the company also realized net proceeds of $8.0 million on the sale of property.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-2	F-1
Senior Unsecured Debt	AA-	n/a	A
Corporate Credit Rating	AA	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F-1+
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA-	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In the second quarter of 2006, Standard and Poor’s and Fitch reaffirmed their credit ratings of Nicor and Nicor Gas. In July 2006, Moody’s Investors Service (“Moody’s”) downgraded Nicor’s commercial paper rating to Prime-2 from Prime-1, Nicor’s preferred stock rating to Baa2 from Baa1, Nicor Gas’ senior secured (First Mortgage Bonds) rating to A1 from Aa3 and Nicor Gas’ senior unsecured debt rating to A2 from A1. Nicor Gas’ Prime-1 commercial paper rating was not under review by Moody’s. The company does not expect this downgrade to have a significant impact on its results of operations, cash flows or financial condition.

Nicor’s debt-related financial statistics at December 31 include:

	2006	2005	2004
Long-term obligations, net of current maturities, as a percent of capitalization	36.3%	37.5%	39.9%
Times interest earned, before income taxes	4.5	4.5	3.5

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2006, Nicor Gas had the capacity to issue approximately $390 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor believes it is in compliance with its debt covenants and believes it will continue to remain so. Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions. Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036. Proceeds from this issuance were applied to the maturity of the $50 million 5.55 percent First Mortgage Bond series, due in December 2006.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan which was used along with cash available from foreign subsidiaries to fund the repatriation of $132 million of its cumulative undistributed foreign earnings under the provisions of the Jobs Act. The term loan had a floating interest rate based on LIBOR plus 0.50 percent per annum. For the purpose of obtaining a lower borrowing rate, the term loan was guaranteed by Nicor. The loan was fully paid off as of December 31, 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $350 million and $586 million of commercial paper borrowings outstanding at December 31, 2006 and 2005, respectively. The company believes it is in compliance with all debt covenants and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock. Nicor maintained its quarterly common stock dividend rate during 2006 of $0.465 per common share. The company paid dividends on its common stock of $82.9 million, $82.1 million and $82.0 million in 2006, 2005 and 2004, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

In 2001, Nicor announced a $50 million common stock repurchase program. Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There were no purchases under this program in 2006, 2005 and 2004, and at December 31, 2006, $21.5 million remained authorized for the repurchase of common stock.

Preferred Stock. In November 2005, Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends.

Off-balance sheet arrangements. Nicor has certain guarantees, as further described in Item 8 - Notes to the Consolidated Financial Statements - Note 20 - Guarantees and Indemnities. The company believes that it is not probable that these guarantees will have a material effect on its financial condition.

Contractual obligations. As of December 31, 2006, Nicor had contractual obligations with payments due as follows (in millions):

                                                                                                                                                   Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$844.9	$424.2	$49.1	$7.6	$1,325.8
Long-term debt	-	125.0	75.0	300.0	500.0
Fixed interest on long-term debt	30.7	52.8	42.6	302.7	428.8
Operating leases	30.4	38.3	10.1	15.6	94.4
Other long-term obligations	1.8	1.4	.2	.6	4.0
	$907.8	$641.7	$177.0	$626.5	$2,353.0

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing business segments. Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2006 New York Mercantile Exchange futures prices. The company also has long-term obligations for postretirement benefits which are not included in the above table. Information regarding the company’s obligations for postretirement benefits can be found in Item 8 - Notes to the Consolidated Financial Statements - Note 11 - Postretirement Benefits.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space at other energy ventures. Tropical

Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal. Rental expense under operating leases was $41.7 million, $37.2 million and $27.5 million in 2006, 2005 and 2004, respectively. The increase in rent expense from 2006 to 2005 was primarily driven by the addition of equipment leases and higher charter rates in the shipping segment.

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

OUTLOOK

Nicor’s outlook assumes normal weather for 2007, but excludes, among other things, any future impacts associated with the ICC’s PBR plan/PGA review or other contingencies. The company’s outlook also does not reflect the additional variability in earnings due to fair value accounting adjustments at Nicor Enerchange and other impacts that could occur because of future volatility in the natural gas markets. While these items could materially affect 2007 earnings, they are currently not estimable.

Gas Distribution. Nicor Gas expects higher pretax operating results (after removing the $3.8 million impact of the 2006 mercury-related insurance recovery) due, in part, to increased natural gas deliveries attributable to normal weather and lower operating and maintenance expenses, partially offset by higher depreciation costs. Operating and maintenance expenses are expected to be lower due primarily to lower storage-related gas costs and natural gas and fuel costs to operate company equipment and facilities.

The company estimates that a 100-degree day variation from normal weather would affect Nicor Gas’ net income by approximately $1.6 million. The consolidated impact, however, is generally reduced somewhat because of the natural weather hedge attributable to the utility-bill management products offered by certain of Nicor’s other energy ventures.

Shipping. Tropical Shipping’s operating results are expected to be comparable to 2006. The company also continues to expect relatively low tax costs on operating earnings attributable to the January 2006 reorganization of certain shipping and related operations.

Other Energy Ventures. The company expects improved operating results in its other energy ventures resulting from improved expected results from its energy-related products and services businesses.

Other. Nicor also expects earnings to be adversely impacted by higher net interest costs and the absence of certain benefits recorded in 2006, including the gain on the sale of an equity interest, insurance recoveries of previously incurred legal costs, and certain tax-related benefits, discussed in preceding paragraphs. Because the company is assuming normal weather, 2007 also reflects the absence of the benefit recorded in 2006 from the other energy ventures’ utility-bill management products which reduced the negative effects of warmer weather in Nicor’s gas distribution segment. Additionally, 2007 excludes the $10 million charge associated with the SEC inquiry recorded in 2006.

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

PBR plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company plans to seek in testimony to be filed in compliance with the new scheduling order discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In December 2006, Nicor Gas withdrew its previously filed testimony. Nicor Gas anticipates refiling its direct testimony in compliance with the new scheduling order discussed below which it expects to be consistent with the findings of the special committee Report. Nicor Gas plans to seek a reimbursement of approximately $1 million as referenced above. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained and the Administrative Law Judges issued a scheduling order that provides for Nicor Gas to submit its direct testimony by April 13, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matters that the SEC is investigating, and a grand jury was also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. In December 2006, the U.S. Attorney advised that it is closing its inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. Information about this lawsuit is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies - Fixed Bill Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 8 - Notes to the Consolidated Financial Statements - Note 10 - Income and Other Taxes and Note 21 - Contingencies.

In 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in then pending securities class actions and shareholder derivative lawsuits and related matters, with any remaining balance to be paid to Nicor. The securities class actions were settled in 2004 for a payment by Nicor of $38.5 million. As a result of this settlement and the settlement of the shareholder derivative lawsuits in 2005, the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. These recoveries were recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. In addition, Nicor had asserted claims against its excess insurance carrier arising out of these securities class actions and shareholder derivative lawsuits. In connection with the settlement of the shareholder derivative lawsuits, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million. Under the terms of the shareholder derivative lawsuits settlement, Nicor agreed to adopt certain new corporate governance policies and to pay $3.5 million out of the $4 million received from the excess insurance carrier to plaintiffs’ attorneys to reimburse them for the fees and expenses expended in pursuing the derivative actions. The $0.5 million net of these payments was reflected in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. Additionally, Nicor received payments of $5.2 million and $2.8 million in 2006 and 2005, respectively, from insurance carriers as reimbursement of legal defense costs in connection with these matters. These payments have been recorded in “Other corporate eliminations and expenses” in the Consolidated Statement of Operations for the respective years.

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

Although there are numerous areas in which Nicor’s management makes significant accounting estimates, it believes its critical estimates are those that require management’s most difficult and subjective or complex judgments. Nicor’s management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, pension and other postretirement benefits, income taxes, credit risk, unbilled revenues and regulatory assets and liabilities because they are estimates which could materially impact Nicor’s financial statements.

Loss contingencies. Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the SEC inquiry described in Item 8 - Notes to the Consolidated Financial Statements - Note 21 - Contingencies.

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

Pension and other postretirement benefits. The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 11 years for the pension plan and 14 years for the health care plan). Additional information is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 11 - Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $5.5 million, $9.6 million and $9.1 million in 2006, 2005 and 2004, respectively. Nicor Gas expects to record postretirement benefit cost for 2007 of $4.6 million. Actuarial assumptions affecting 2007 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 5.75 percent compared with 5.50 percent a year earlier. The 5.75 percent discount rate was based upon the Citigroup Pension Liability Index whose underlying average benefit duration approximates Nicor’s.

Income taxes. A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore. Nicor has remaining at December 31, 2006 approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries. Nicor has not recorded deferred income taxes of approximately $28 million on approximately $81 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore. Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

Credit risk. Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments with counterparty credit risk being an especially difficult and critical judgment. Actual credit losses could vary materially from Nicor’s estimates. Nicor’s allowance for doubtful accounts at December 31, 2006, 2005 and 2004 was $33.4 million, $31.5 million and $21.9 million, respectively, as presented on Schedule II in Item 15 - Exhibits and Financial Statement Schedules.

Unbilled revenues. Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end (“unbilled revenues”). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors. These revenue estimates are adjusted when actual billings occur, and variances in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2006, 2005 and 2004 were $158.9 million, $300.4 million and $204.4 million, respectively.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or rate cases, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of the net book value of its regulatory assets and liabilities would be required. Additional information on regulatory assets and liabilities is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 1 - Accounting Policies.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and SFAS No. 157, Fair Value Measurements. In 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 2 - New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates. Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate,” or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and an SEC inquiry, and undue reliance should not be placed on such statements.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial changes in natural gas prices may impact

Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses. The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs. The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin. The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices. At December 31, 2006, Nicor Gas had hedged its forecasted 2007 and a portion of its 2008 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management contracts. Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks. Based on Nicor’s other energy businesses unhedged positions at December 31, 2006, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings for the periods ended December 31, 2006 and 2005 by about $0.4 million and $1.0 million, respectively.

At December 31, 2006, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following asset (liability) fair values, net (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years	3 to 5 Years

Prices actively quoted	$2.1	$2.2	$(.1)	$-
Prices based on pricing models	.2	.2	-	-
Total	$2.3	$2.4	$(.1)	$-

Tropical Shipping’s objective is to substantially mitigate its exposure to higher fuel costs through fuel surcharges.

Credit risk. The company has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies. Additionally, the gas distribution segment offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. The company also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

Interest rate risk. Nicor is exposed to changes in interest rates. The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. If market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor’s earnings to decrease by approximately $0.5 million in 2006. For further information about debt securities, interest rates and fair values, see Item 8 - Financial Statements - Consolidated Statements of Capitalization, and Item 8 - Notes to the Consolidated Financial Statements - Note 7 - Short-Term and Long-Term Debt and Note 9 - Fair Value of Financial Instruments.

Nicor Inc.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans, and its method of accounting for share based payments. As discussed in Note 5 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2007

Nicor Inc.

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31
	2006	2005	2004
Operating revenues
Gas distribution (includes revenue taxes of $147.7,
$156.4, and $143.5, respectively)	$2,452.3	$2,909.6	$2,362.1
Shipping	398.3	378.5	310.7
Other energy ventures	215.9	157.0	155.3
Corporate and eliminations	(106.5)	(87.3)	(88.4)
Total operating revenues	2,960.0	3,357.8	2,739.7

Operating expenses
Gas distribution
Cost of gas	1,743.7	2,212.4	1,695.0
Operating and maintenance	268.5	254.8	234.9
Depreciation	160.1	154.5	148.8
Taxes, other than income taxes	163.0	171.0	158.5
Mercury-related costs (recoveries), net	(3.6)	.4	-
Property sale gains	(3.3)	(.4)	(5.9)
Shipping	350.8	338.1	279.1
Other energy ventures	189.3	142.9	136.0
Litigation charges (recoveries), net	10.0	(29.9)	38.5
Other corporate expenses and eliminations	(121.0)	(87.7)	(82.9)
Total operating expenses	2,757.5	3,156.1	2,602.0

Operating income	202.5	201.7	137.7
Interest expense, net of amounts capitalized	49.1	46.8	41.2
Equity investment income, net	11.1	9.3	6.3
Interest income	9.0	6.0	2.3
Other income, net	.6	.8	.2

Income before income taxes	174.1	171.0	105.3
Income tax expense, net of benefits	45.8	34.7	30.2

Net income	$128.3	$136.3	$75.1

Average shares of common stock outstanding
Basic	44.6	44.2	44.1
Diluted	44.7	44.4	44.3

Earnings per average share of common stock
Basic	$2.88	$3.08	$1.71
Diluted	$2.87	$3.07	$1.70

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2006	2005	2004
Operating activities
Net income	$128.3	$136.3	$75.1
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	178.1	172.4	166.6
Deferred income tax expense (benefit)	(44.5)	(102.1)	27.3
Net (gain) loss on sale of property, plant and equipment	(3.3)	.3	(5.8)
Gain on sale of equity investment	(2.4)	-	-
Changes in assets and liabilities:
Receivables, less allowances	325.6	(305.9)	(121.5)
Gas in storage	75.3	(40.6)	13.3
Deferred/accrued gas costs	(173.2)	154.9	21.3
Pension benefits	26.6	(6.1)	(4.4)
Regulatory postretirement asset	(113.5)	-	-
Other assets	21.1	13.9	(.9)
Accounts payable	(93.7)	155.3	124.1
Health care and other postretirement benefits	89.1	12.6	11.2
Other liabilities	53.8	9.2	9.0
Other items	(20.3)	6.0	2.4
Net cash flow provided from operating activities	447.0	206.2	317.7

Investing activities
Additions to property, plant & equipment	(187.4)	(201.9)	(190.4)
Additions to restricted short-term investments	(10.0)	-	-
Purchase of equity investments	(2.7)	(2.3)	(2.6)
Purchases of available-for-sale securities	-	-	(21.8)
Purchases of held-to-maturity securities	(2.6)	(2.9)	(2.9)
Proceeds from sales or maturities of available-for-sale securities	-	15.1	6.9
Proceeds from sales or maturities of held-to-maturity securities	1.5	3.6	2.8
Net (increase) decrease in other short-term investments	(7.9)	29.7	(4.7)
Net proceeds from sale of property, plant and equipment	3.9	1.0	8.0
Proceeds from sale of equity investment	7.0	-	-
Other investing activities	6.0	3.0	-
Net cash flow used for investing activities	(192.2)	(154.7)	(204.7)

Financing activities
Proceeds from issuing long-term debt	50.0	39.9	-
Disbursements to retire long-term obligations	(90.0)	(1.2)	-
Commercial paper issuances with maturities over 90 days	-	-	35.0
Commercial paper repayments with maturities over 90 days	-	-	(575.0)
Net issuances (repayments) of commercial paper with maturities of
90 days or less	(236.0)	96.0	455.0
Dividends paid	(82.9)	(82.1)	(82.0)
Borrowing against cash surrender value of life insurance policies	-	-	26.1
Repayment of loan against cash surrender value of life insurance policies	-	-	(11.7)
Proceeds from exercise of stock options	22.6	1.4	.6
Other financing activities	3.7	.5	1.6
Net cash flow provided from (used for) financing activities	(332.6)	54.5	(150.4)

Net increase (decrease) in cash and cash equivalents	(77.8)	106.0	(37.4)

Cash and cash equivalents, beginning of year	118.9	12.9	50.3

Cash and cash equivalents, end of year	$41.1	$118.9	$12.9

Supplemental information
Income taxes paid, net	$86.1	$99.6	$10.4
Interest paid, net of amounts capitalized	40.3	39.1	37.9

Supplemental schedule of noncash investing and financing activities:

In 2004, one of Nicor's Directors and Officers insurance carriers paid $29.0 million into an escrow account to be used to satisfy Nicor's directors' and officers' liabilities and expenses associated with claims asserted against them, with any remaining balance to be paid to Nicor.

During 2005, the escrow arrangement was terminated and the full amount of the escrow of $29.0 million plus the earnings thereon of $0.4 million, was distributed to the company and recorded in income.
The release of the amount from escrow and the change in the obligation related to the restricted investment are netted in Investing activities above.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Balance Sheets
(millions)
	December 31
	2006	2005
Assets

Current assets
Cash and cash equivalents	$41.1	$118.9
Restricted short-term investments	10.2	-
Short-term investments, at cost which approximates market	16.3	8.0
Receivables, less allowances of $33.4 and $31.5, respectively	563.5	889.1
Gas in storage	186.0	261.3
Deferred income taxes	39.1	3.0
Other	54.5	65.4
Total current assets	910.7	1,345.7

Property, plant and equipment, at cost
Gas distribution	4,157.1	4,043.2
Shipping	302.9	293.9
Other	19.7	14.2
	4,479.7	4,351.3
Less accumulated depreciation	1,765.0	1,692.2
Total property, plant and equipment, net	2,714.7	2,659.1

Pension benefits	161.0	187.6
Long-term investments	134.7	133.2
Other assets	169.0	65.6

Total assets	$4,090.1	$4,391.2

Liabilities and Capitalization

Current liabilities
Long-term debt due within one year	$-	$50.0
Short-term debt	350.0	586.0
Accounts payable	564.5	658.2
Accrued gas costs	50.0	223.2
Dividends payable	20.9	20.5
Deferred income taxes	-	7.4
Obligations related to restricted investments	10.0	-
Other	147.0	77.6
Total current liabilities	1,142.4	1,622.9

Deferred credits and other liabilities
Regulatory retirement cost liability	676.7	631.7
Deferred income taxes	399.6	421.6
Health care and other postretirement benefits	181.6	101.6
Asset retirement obligation	169.3	164.0
Regulatory income tax liability	53.8	41.3
Unamortized investment tax credits	29.6	31.7
Other	66.4	78.7
Total deferred credits and other liabilities	1,577.0	1,470.6

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	497.5	485.8
Mandatorily redeemable preferred stock	.6	.6
Total long-term obligations	498.1	486.4
Common equity	872.6	811.3

Total capitalization	1,370.7	1,297.7

Total liabilities and capitalization	$4,090.1	$4,391.2

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Capitalization
(millions, except share data)

	December 31
	2006		2005

First Mortgage Bonds
5.55% Series due 2006	$-		$50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
5.85% Series due 2036	50.0		-
	500.0		500.0

Less: Amount due within one year	-		50.0
Unamortized debt discount, net of premium	2.5		4.2
	497.5	36.3%	445.8	34.4%

Other long-term debt
Senior unsecured term loan, variable interest rate of
LIBOR plus .5%, due 2007	-	-	40.0	3.1
Total long-term debt	497.5	36.3	485.8	37.5

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred
shares authorized; and cumulative, without par
value, 20,000,000 preference shares authorized
(11,681 shares of redeemable preferred stock,
4.48% series, outstanding at December 31, 2006
and 2005)	.6	-	.6	-

Common equity
Common stock, $2.50 par value, 160,000,000 shares
authorized (1,715,263 and 2,447,380 shares reserved
for share-based awards and other purposes, and 44,901,454
and 44,179,972 shares outstanding, respectively)	112.3		110.5
Paid-in capital	34.1		8.0
Retained earnings	739.5		694.5
Unearned compensation	-		(.1)
Accumulated other comprehensive loss, net
Cash flow hedges	(10.3)		(1.6)
Unrecognized postretirement loss	(3.1)		-
Minimum pension liability	-		(.3)
Foreign currency translation adjustment	.1		.3
Total accumulated other comprehensive loss	(13.3)		(1.6)
Total common equity	872.6	63.7	811.3	62.5

Total capitalization	$1,370.7	100.0%	$1,297.7	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Common Equity
(millions, except per share data)

	Year ended December 31
	2006	2005	2004
Common stock
Balance at beginning of year	$110.5	$110.2	$110.1
Issued and converted stock	1.8	.3	.1
Balance at end of year	112.3	110.5	110.2

Paid-in capital
Balance at beginning of year	8.0	5.6	3.6
Issued and converted stock	26.6	2.8	2.4
Reacquired and cancelled stock	(.5)	(.4)	(.4)
Balance at end of year	34.1	8.0	5.6

Retained earnings
Balance at beginning of year	694.5	640.3	647.1
Net income	128.3	136.3	75.1
Dividends on common stock ($1.86 per share for 2006
to 2004)	(83.3)	(82.1)	(81.9)
Balance at end of year	739.5	694.5	640.3

Unearned compensation
Balance at beginning of year	(.1)	(.2)	(.2)
Restricted stock amortization	.1	.1	-
Balance at end of year	-	(.1)	(.2)

Accumulated other comprehensive loss
Balance at beginning of year	(1.6)	(6.8)	(6.0)
Other comprehensive income (loss)	(8.8)	5.2	(.8)
SFAS 158 transition amount	(2.9)	-	-
Balance at end of year	(13.3)	(1.6)	(6.8)

Total common equity	$872.6	$811.3	$749.1

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2006	2005	2004

Net income	$128.3	$136.3	$75.1
Other comprehensive income (loss), before tax
Gain (loss) on cash flow hedges	(19.0)	11.6	1.6
Loss on available-for-sale securities	-	(.1)	(.1)
Reclassifications of hedge (gains) losses to net income	4.6	(4.9)	(3.9)
Decrease to minimum pension liability	-	2.2	-
Foreign currency translation adjustment	(.2)	(.1)	.6
	(14.6)	8.7	(1.8)
Related income tax benefit (expense)	5.8	(3.5)	1.0
Other comprehensive income (loss), net of tax	(8.8)	5.2	(.8)

Comprehensive income	$119.5	$141.5	$74.3

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of Nicor and all majority-owned subsidiaries. Nicor’s key subsidiaries are described in Note 15 - Business Segment and Geographic Information. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory and environmental contingencies, unbilled revenues, the allowance for doubtful accounts receivable, postretirement benefit assets and liabilities, asset retirement obligations, income taxes and related assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

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

Regulatory assets and liabilities. Nicor Gas, a wholly owned subsidiary of Nicor, is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or rate cases, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2006	2005
Regulatory assets
Regulatory postretirement asset - current	$8.8	$-
Regulatory postretirement asset - noncurrent	104.7	-
Deferred environmental costs	16.0	15.1
Unamortized losses on reacquired debt	17.6	18.7
Deferred rate case costs	3.0	3.5
Other	1.0	.3
	$151.1	$37.6

Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	676.7	631.7
Accrued gas costs	50.0	223.2
Regulatory income tax liability	53.8	41.3
Other	-	1.8
	$788.5	$907.0

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset. The regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

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

Equity investments. The company invests in several partnerships and limited liability companies that are accounted for under the equity method. Related investment balances classified as long-term investments at December 31, 2006 and 2005 were $117.7 million and $118.4 million, respectively, and include $95.0 million and $92.9 million at December 31, 2006 and 2005, respectively, related to Triton.

Goodwill. Goodwill is the excess cost of an acquired business over the fair value of assets acquired and liabilities assumed in a business combination. Tropical Shipping had goodwill of $15.6 million at December 31, 2006 and 2005, and Nicor Services had goodwill of $3.6 million and $3.5 million at December 31, 2006 and 2005, respectively. Goodwill is classified in noncurrent other assets and is tested for impairment annually.

Asset retirement obligations. The company records legal obligations associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation. The obligation is recorded as both a cost of the long-lived asset and a corresponding liability. Subsequently, the asset retirement cost is depreciated over the life of the asset on a straight-line basis and the asset retirement obligation is accreted to the expected settlement amount.

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

Derivative instruments. Fair values on derivatives are determined from quoted market prices and other external sources, where available, or are estimated using internal models. Estimates from internal models were not material to Nicor’s financial statements. Derivative instruments are classified as current or noncurrent other assets or liabilities as appropriate. Cash flows from derivative instruments are recognized in the consolidated statements of cash flows, and gains and losses are recognized in the consolidated statements of operations, in the same categories as the underlying transactions.

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

Nicor Gas. Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the procurement of natural gas for customers. These derivative instruments are reflected on the balance sheet at fair value. Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. For those instruments carried at fair value, hedge accounting was generally not elected and, accordingly, changes in such fair values were recorded in earnings as operating and maintenance expense. In late 2006, Nicor Gas hedged a portion of its forecasted 2008 natural gas purchases through the execution of swap agreements and has elected hedge accounting for such transactions. There was no ineffectiveness and the deferred gains and losses associated with these instruments were immaterial at December 31, 2006.

Nicor Enerchange. Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are held by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, for trading purposes. Certain of these derivative instruments are used to economically hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements. Nicor Enerchange records such derivative instruments at fair value and generally does not elect hedge accounting. As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements. Other derivative instruments are used by Nicor Enerchange to hedge price risks related to certain utility-bill management products. Derivative instruments are carried at fair value and cash flow hedge accounting is generally elected.

Hedge accounting ineffectiveness was $2.9 million and $4.0 million for the years ended December 31, 2006 and 2005, respectively, and was immaterial for the year ended December 31, 2004. At December 31, 2006, the cash flow hedges component of accumulated other comprehensive loss was $6.1 million, reported net of $4.0 million of related income tax benefits. This is expected to be reclassified to earnings within the next 12 months.

Nicor Inc. At December 31, 2006, accumulated other comprehensive loss also included a loss of $4.1 million, reported net of $2.7 million of income tax benefits, related to derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003. The amount deferred in accumulated other comprehensive loss is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

Credit risk. Nicor’s major subsidiaries have diversified customer bases and the company believes that it maintains prudent credit policies which mitigate customer receivable and derivative counterparty credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor also, in some instances, enters into netting arrangements to mitigate counterparty credit risk. Credit losses are accrued as liabilities when probable and reasonably estimable.

Operating revenues and gas costs. Gas distribution revenues are recognized when natural gas is delivered to customers. In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

In the shipping segment, revenues and related delivery costs are recognized at the time vessels depart from port. While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company’s policy does not have a material impact on financial results.

For Nicor Solutions and Nicor Advanced Energy, revenue is recognized on their 12-month utility-bill management contracts as the lesser of cumulative earned or cumulative billed amounts. Nicor Services recognizes revenue for warranty and repair contracts on a straight-line basis over the contract term. Revenue for maintenance services is recognized at the time such services are performed. Nicor Enerchange presents revenue from natural gas sales, cost of sales, and related derivative instruments, which are entered into for trading purposes, on a net basis.

Repair and maintenance expense. Nicor records expense for repair and maintenance costs as incurred, with one exception - Tropical Shipping uses the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs of its owned vessels. These costs are typically accrued over a period of about three years. As a result of the issuance of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, Nicor intends to adopt the direct expensing method on January 1, 2007. See Note 2 - New Accounting Pronouncements for more information.

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2006, 2005 and 2004 were $144.4 million, $152.0 million and $139.4 million, respectively.

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

Nicor has remaining at December 31, 2006 approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries. Nicor has not recorded deferred income taxes of approximately $28 million on approximately $81 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Share-based payment. Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under such method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, liability awards will be adjusted to fair value at each quarter-end. See Note 12 - Stock-Based Compensation for a description of the company’s stock-based compensation plans.

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

Upon adoption of SFAS 123(R), a $0.1 million after-tax benefit was recognized. As a result of adopting SFAS 123(R), net income, earnings per share and cash flows have not been materially different than if the company had continued to account for share-based compensation under APB 25.

The effect on net income and earnings per share for the years ended December 31 had the company applied the fair value recognition provisions of SFAS 123 is illustrated in the following table (in millions, except per share data).

	2005	2004
Net income
As reported	$136.3	$75.1
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	1.2	1.2
Pro forma	$135.1	$73.9

Earnings per share
Basic - As reported	$3.08	$1.71
Basic - Pro forma	3.05	1.68
Diluted - As reported	3.07	1.70
Diluted - Pro forma	3.05	1.67

Defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an entity to immediately recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status through comprehensive income to the extent not recognized in net income pursuant to existing accounting rules. As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in comprehensive income.

On December 31, 2006, the company adopted the recognition provisions of SFAS No. 158. The incremental effect of applying SFAS 158 on individual line items of the December 31, 2006 balance sheet was as follows (in millions):

	Before application	Adjustments	After application

Current deferred income taxes	$36.2	$2.9	$39.1
Current other assets (1)	45.7	8.8	54.5
Pension benefits	197.4	(36.4)	161.0
Noncurrent other assets (1)	64.6	104.4	169.0
Current other liabilities	(137.9)	(9.1)	(147.0)
Noncurrent deferred income taxes	(414.9)	15.3	(399.6)
Health care and other postretirement benefits	(108.3)	(73.3)	(181.6)
Regulatory income tax liability	(38.3)	(15.5)	(53.8)
Accumulated other comprehensive loss, net	10.4	2.9	13.3

(1)	“Adjustments” to these line items primarily represent the establishment of a regulatory asset.

This Statement will also require Nicor to change its plan measurement date to December 31. Such provision is effective for Nicor no later than December 31, 2008 and will be adopted prospectively at that time. The company has not yet determined the impact of adopting this provision.

Uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor on January 1, 2007. Upon adoption of this Interpretation, the company currently estimates the required cumulative effect adjustment to the opening balance of retained earnings to be an increase of approximately zero to $2 million.

Planned major maintenance activities. In September 2006, FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, was issued. This FSP disallows the accrue-in-advance method of accounting for planned major maintenance activities, which is the method currently utilized by Nicor’s wholly owned subsidiary, Tropical Shipping, for the planned major maintenance of its owned vessels. Tropical Shipping carries an accrual of approximately $3.5 million as of December 31, 2006 for such future maintenance. Tropical Shipping will be required to change its accounting to one of the following methods: direct expensing, built-in overhaul or deferral, which are still permitted under this FSP. This FSP is effective for Nicor on January 1, 2007 and requires retrospective application. The company intends to adopt the direct expensing method on January 1, 2007 by retrospectively increasing the January 1, 2005 balance of retained earnings by $3.5 million. Since the new method would have no material impact on previously issued income statements, those income statements will not be retrospectively adjusted.

Fair value measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. This Statement is effective for Nicor no later than January 1, 2008 and is expected to be adopted prospectively at that time. The company is currently evaluating the Statement and the impact it may have on the company’s results of operations and financial condition.

3.  INVESTMENTS

At December 31, 2006 and 2005, short-term investments totaled $16.3 million and $8.0 million, respectively. These investments include $11.8 million and $5.7 million of money market funds held by the company’s non-U.S. subsidiaries and $4.5 million and $2.3 million of available-for-sale and held-to-maturity securities at December 31, 2006 and 2005, respectively. The remaining marketable securities are included in long-term investments.

The following is a summary of the carrying values, which approximate fair value, of marketable securities at December 31 (in millions):

	2006	2005

Available-for-sale	$-	$.6

Held-to-maturity
Corporate bonds	7.7	6.9
Certificates of deposit	1.3	.3
Other	1.1	-
	10.1	7.2
	$10.1	$7.8

The contractual maturities of held-to-maturity marketable securities at December 31, 2006 are as follows (in millions):

                                                                                                                                                                            Years to maturity
Less than 1 year	1-5 years	5-10 years	More than 10 years	Total

$ 4.5	$ 5.6	$ -	$ -	$ 10.1

Proceeds from the sale of available-for-sale securities were zero, $15.1 million and $6.9 million in 2006, 2005 and 2004, respectively. There were no significant realized gains or losses from the sale of available-for-sale securities in 2006, 2005 or 2004.

4.  RESTRICTED SHORT-TERM INVESTMENTS

At December 31, 2006, Nicor had $10.2 million of restricted short-term investments, including $0.2 million in interest earned, held in an escrow fund and a corresponding $10.0 million current liability. In 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million. In July 2006, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners. As of December 31, 2006, the SEC commissioners had not reviewed or approved the tentative settlement. There were no similar restricted short-term investments at December 31, 2005. For further information, see Note 21 - Contingencies - SEC and U.S. Attorney Inquiries.

5.  ASSET RETIREMENT OBLIGATIONS

In 2005, Nicor adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which broadened the assessment of when assets contain measurable retirement obligations. Prior to adopting FIN 47, Nicor recorded AROs related primarily to the required removal and/or disposal of mercury regulators.

Upon adoption, Nicor recorded additional AROs associated with services, mains and other components of the distribution system and the buildings in its gas distribution segment and with certain equipment in its shipping segment of $160.6 million, increased the carrying value of the related assets by $60.1 million, increased accumulated depreciation by $26.4 million and reduced its regulatory liability for future retirement costs by $126.6 million. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation. In connection with the adoption, $0.2 million was charged to net income in 2005. At December 31, 2005, a total ARO of $164.8 million was recorded.

The following table presents a reconciliation of the beginning and ending ARO for the year ended December 31, 2006 (in millions):

Beginning of period	$164.8
Liabilities incurred during the period	2.2
Liabilities settled during the period	(3.2)
Accretion	9.5
Revision in estimated cash flows	(2.7)
End of period	$170.6

Substantially all of the ARO is classified as a noncurrent liability. If the company had applied the provisions of FIN 47 to prior periods, it would have recorded an ARO of $152.9 million at December 31, 2004.

6.  GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2006	2005

Nicor Gas	$153.0	$221.0
Nicor Enerchange	33.0	40.3
	$186.0	$261.3

Nicor Gas inventory is carried at cost on a LIFO basis. Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2006 and 2005, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2006 and 2005 exceeded the LIFO cost by $449.9 million and $778.4 million, respectively.

During 2006, Nicor Gas liquidated LIFO layers totaling 10 Bcf at an average cost per Mcf of $6.81. For gas purchased in 2006, the company’s average cost per Mcf was $0.28 lower than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2006 by $2.8 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income.

During 2004, Nicor Gas partially liquidated a LIFO layer at a cost per Mcf of $5.81. For gas purchased in 2004, the company’s average cost per Mcf was $0.24 higher than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 by $0.7 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income.

There was no liquidation of any LIFO layers during 2005.

7.  SHORT-TERM AND LONG-TERM DEBT

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036. Proceeds from this issuance were applied to the maturity of the $50 million 5.55 percent First Mortgage Bond series, due in December 2006. Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $350 million and $586 million of commercial paper outstanding with a weighted-average interest rate of 5.4 percent and 4.1 percent at December 31, 2006 and 2005, respectively.

In December 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the Jobs Act. The term loan had a floating interest rate based on LIBOR plus 0.50 percent per annum. As of December 31, 2006, this loan was paid in full.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $49.8 million, $47.9 million, and $41.6 million in 2006, 2005 and 2004, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $1.1 million and $0.4 million, respectively.

8.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $159.5 million and $300.9 million at December 31, 2006 and 2005, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2006 and 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $518 million and $525 million at December 31, 2006 and 2005, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The fair value of derivative financial instruments held at December 31, 2006 relates primarily to Nicor Gas. The majority of derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2006	2005

Current other assets	$5.3	$29.2
Noncurrent other assets	.5	2.3
	$5.8	$31.5

Current other liabilities	$51.3	$6.1
Noncurrent other liabilities	1.2	1.4
	$52.5	$7.5

Nicor maintains margin accounts related to financial derivative transactions. At December 31, 2006 and 2005, the balance of these accounts were $16.2 million and $37.0 million, respectively, and were reflected in the Consolidated Balance Sheets as Receivables.

10.  INCOME AND OTHER TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2006	2005	2004
Current
Federal	$73.6	$116.3	$9.3
State	18.2	22.1	(5.0)
	91.8	138.4	4.3
Deferred
Federal	(22.4)	(87.7)	17.0
State	(22.1)	(14.4)	10.3
	(44.5)	(102.1)	27.3

Amortization of investment tax credits, net	(2.1)	(2.1)	(1.8)
Foreign taxes	.6	.5	.4
Income tax expense, net	$45.8	$34.7	$30.2

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2006	2005
Deferred tax liabilities
Property, plant and equipment	$291.2	$354.7
Investment in partnerships	120.8	134.3
Other	35.0	43.2
	447.0	532.2
Deferred tax assets
Alternative minimum tax	-	32.0
Other	86.5	74.2
	86.5	106.2
Net deferred tax liability	$360.5	$426.0

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Foreign earnings repatriation	-	(9.9)	-
State income taxes, net	2.8	3.1	3.7
Tax credits	(3.1)	(3.1)	(5.3)
Amortization of regulatory income tax liability	(0.9)	(1.1)	(1.8)
Undistributed foreign earnings	(6.0)	(3.3)	(3.0)
Reorganization of certain shipping operations	(2.7)	-	-
SEC tentative settlement	2.0	-	-
Other, net	(.8)	(.4)	.1
Effective combined federal and state income tax rate	26.3%	20.3%	28.7%

The overall effective income tax rate for 2006 increased to 26.3 percent from the prior year rate of 20.3 percent, due primarily to the 2005 tax benefits recorded in connection with the Jobs Act (approximately $17 million). The decline in the company’s effective income tax rate to 20.3 percent in 2005 from 28.7 percent in 2004 was also primarily a result of the tax benefits recorded in 2005 related to the Jobs Act. In addition, the 2006 effective income tax rate reflects the ongoing benefit of untaxed foreign shipping earnings, the recognition of tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, by the non-deductible $10 million charge in the second quarter 2006 associated with the company’s outstanding SEC inquiry. The 2005 effective income tax rate was adversely impacted by recording net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At December 31, 2006 and 2005, the company had accrued approximately $20 million and $17 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability) subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions. During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.

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

Effective January 2006, the company reorganized certain shipping and related operations. The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the year ended December 31, 2006, income tax expense has not been provided on approximately $29 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore. In connection with these activities, a net income tax benefit of $5.2 million from the elimination of certain deferred income taxes and $4.7 million in current income tax expense was recorded in 2006.

As of December 31, 2006, Nicor has not recorded deferred income taxes of approximately $28 million on approximately $81 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

11.  POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued. To the extent eligible employees perform services for non-regulated affiliates, such affiliates are charged for the cost of these benefits.

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):
	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of period	$284.4	$282.6	$192.5	$184.7
Service cost	9.4	9.3	2.4	2.7
Interest cost	14.9	15.6	10.3	10.3
Actuarial (gain) loss	(9.7)	7.1	.4	4.9
Participant contributions	-	-	.7	.8
Benefits paid	(27.7)	(30.2)	(12.6)	(10.9)
Benefit obligation at end of period	271.3	284.4	193.7	192.5

Change in plan assets
Fair value of plan assets at beginning of period	424.0	402.0	6.9	10.6
Actual return on plan assets	36.0	52.2	.2	1.0
Employer contributions	-	-	6.0	5.4
Participant contributions	-	-	.7	.8
Benefits paid	(27.7)	(30.2)	(12.6)	(10.9)
Fair value of plan assets at end of period	432.3	424.0	1.2	6.9

Funded status	161.0	139.6	(192.5)	(185.6)
Unrecognized net actuarial loss	-	44.9	-	88.5
Unrecognized prior service cost	-	3.1	-	(.7)
Other	-	-	1.8	(3.8)
Postretirement benefit asset (liability)	$161.0	$187.6	$(190.7)	$(101.6)

Amounts classified on the balance sheet as of December 31 consist of (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Noncurrent assets	$161.0	$187.6	$-	$-
Current liabilities	-	-	(9.1)	-
Noncurrent liabilities	-	-	(181.6)	(101.6)
	$161.0	$187.6	$(190.7)	$(101.6)

Changes in the funded status attributable to eligible employees performing work for a non-regulated affiliate that were recognized in accumulated other comprehensive income on December 31, 2006 were as follows (in millions):

	Pension benefits	Health care and other benefits
Net loss	$1.7	$4.2
Prior service cost	.1	-
	$1.8	$4.2

The associated amount in accumulated other comprehensive income at December 31, 2006 that is expected to be reclassed to net periodic benefit cost in 2007 is approximately $0.3 million.

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $233.4 million and $246.1 million at October 1, 2006 and 2005, respectively.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2006	2005	2004	2006	2005	2004

Service cost	$9.4	$9.3	$9.0	$2.4	$2.7	$2.4
Interest cost	14.9	15.6	15.7	10.3	10.3	10.1
Expected return on plan assets	(34.8)	(33.2)	(31.7)	(.2)	(.9)	(1.0)
Recognized net actuarial loss	.2	1.6	2.0	5.0	4.9	4.6
Amortization of unrecognized transition obligation	-	-	-	-	-	.1
Amortization of prior service cost	.5	.6	.6	(.1)	(.1)	-
Net periodic benefit cost (credit)	$(9.8)	$(6.1)	$(4.4)	$17.4	$16.9	$16.2

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2006 discount rate was determined by reference to the Citigroup Pension Liability index rate. Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose cash flows match the timing and amount of future benefit payments of the plans. Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability index rate.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	4.00	4.00	3.75	4.00	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of independent firms via probability-based models. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost. The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits. A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $4 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:

	2006	2005
Health care cost trend rate	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	5	5

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2006	2005	2004
Health care cost trend rate	9.5%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	5	4	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(.9)
Effect on benefit obligation	18.3	(15.6)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit. Nicor has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly have reflected the effects of the subsidy in its determination of the benefit obligation and annual net periodic benefit cost beginning with the October 1, 2004 valuation.

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

	Target	Percentage of plan assets at October 1
Asset category	allocation	2006	2005

Equity securities	69%	69%	69%
Debt securities	31	31	31
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2007 but does expect to contribute about $11.6 million to its other postretirement benefit plan in 2007. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2007	$18.6	$11.6	$(1.3)
2008	17.4	12.2	(1.4)
2009	19.0	13.0	(1.5)
2010	19.8	13.7	(1.6)
2011	21.4	14.3	(1.7)
2012-2016	136.4	77.8	(9.2)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses. These plans are noncontributory with defined benefits. Net plan expenses were zero, $2.5 million and $1.9 million in 2006, 2005 and 2004, respectively. The projected benefit obligation associated with these plans was $6.5 million and $7.1 million at December 31, 2006 and 2005, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $6.6 million, $6.5 million and $6.2 million in 2006, 2005 and 2004, respectively.

12.  STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock, performance units and stock options to key executives and managerial employees, as well as a stock deferral plan, an employee stock purchase plan and directors’ stock-based compensation plans.

In 2006, the company primarily granted restricted stock and performance units under these plans, whereas in prior years grants consisted primarily of stock options and performance units.

As of December 31, 2006, there was $2.3 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the years ended December 31 as follows (in millions):

	2006	2005	2004

Operating and maintenance expense	$3.4	$2.9	$1.2
Income tax benefits	1.4	1.2	.5

Cash flows related to stock-based options for the years ended December 31 were as follows (in millions):

	2006	2005

Proceeds from the exercise of stock options	$22.6	$1.4
Associated income tax benefits realized	2.8	.4

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the balance sheet.

Restricted stock. Restricted stock represents shares of common stock that are nontransferable during a vesting period of generally four years. Compensation cost was measured at the grant date share price for all periods.

A summary of the status of the company’s restricted stock and changes during the year ended December 31, 2006 is as follows:

		Weighted-
	Number of	average grant-
	shares	date fair value

Nonvested at January 1, 2006	5,999	$41.11
Granted	35,870	41.62
Vested	(3,000)	41.11
Forfeited	(1,670)	41.62
Nonvested at December 31, 2006	37,199	41.58

There was no restricted stock granted in 2005. The total fair value of shares vested in both 2006 and 2005 was $0.1 million.

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

The company paid $0.8 million and $0.2 million during the years ended December 31, 2006 and 2005, respectively, to settle performance unit obligations.

Other. The company has other stock-based compensation plans, but the impact on net income and earnings per share for the year ended December 31, 2006 is immaterial.

13.  COMMON STOCK

Changes in common shares. Changes in common shares outstanding are below (in millions):

	2006	2005	2004

Beginning of year	44.2	44.1	44.0
Issued	.7	.1	.1
End of year	44.9	44.2	44.1

Shares issued during 2006 were primarily due to stock option exercises. There were no repurchases of common stock in 2006, 2005 and 2004 under the common stock repurchase program announced in 2001.

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

14.  MANDATORILY REDEEMABLE PREFERRED STOCK

Voting. Each share of preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company’s annual meeting of shareholders.

Mandatorily redeemable preferred stock. In November 2005, Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends. There were 11,681 shares of the 4.48% Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2006.

15.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates in two separately managed reportable business segments: gas distribution and shipping. The gas distribution segment, Nicor’s principal business, serves nearly 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region. The shipping segment also includes amounts related to cargo insurance coverages sold to its customers and other third parties.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2006	2005	2004

Bundled sales	$2,087.8	$2,546.7	$2,024.7
Transportation	158.8	151.9	147.4
Revenue taxes	147.7	156.4	143.5
Other	58.0	54.6	46.5
	$2,452.3	$2,909.6	$2,362.1

The shipping segment’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar. In connection with the company’s January 2006 reorganization of certain shipping and related operations, the shipping segment recorded $4.2 million in current income tax expense and recognized a $1.8 million net income tax charge associated with the elimination of certain deferred income taxes. The 2005 income tax benefit for the shipping segment includes the impact of the tax benefit recorded in connection with the Jobs Act (approximately $17 million).

Nicor’s other business segments operate primarily in northern Illinois and include businesses that market energy-related products and services at retail to residential and small business consumers through Nicor Services, Nicor Solutions and Nicor Advanced Energy, and natural gas at the wholesale level through Nicor Enerchange. They also include a 50-percent-owned natural gas pipeline (Horizon Pipeline) with Natural Gas Pipeline Company of America and a 50-percent-owned engineering and consulting firm (EN Engineering) with A. Epstein and Sons, International. Financial information about these other business segments is combined under the heading “Other energy ventures” on the table that follows. Intersegment revenues on the table are presented prior to elimination.

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

Operating income in the “Corporate and eliminations” column includes the following items:

•
During 2006 and 2005, the company recognized $5.2 million and $2.8 million, respectively, of insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuit settlements. No such recoveries occurred during 2004. For more information, see Note 21 - Contingencies - Other.

•
During 2006, the company recorded a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. During 2005, the company recorded $29.9 million of net insurance recoveries and earnings thereon related to the securities class action and derivative lawsuit settlements. During 2004, the company recorded a $38.5 million securities class action settlement charge. For more information on these items, see Note 21 - Contingencies.

•
Benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather in 2006 and recorded in corporate and eliminations were $9.5 million. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. This benefit (cost) is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. Related costs of approximately $0.7 million were recognized within other energy ventures.

•
The income tax benefit for 2006 includes a net income tax benefit of $7.0 million from the elimination of certain deferred income taxes associated with the January 2006 reorganization of certain shipping and related operations and $0.5 million in current income tax expense related to the repatriation of foreign earnings in 2005.

Financial data by business segment is as follows (in millions):

Nicor Inc.

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2006
External customers	$2,370.9	$398.3	$190.8	$-	$2,960.0
Intersegment	81.4	-	25.1	(106.5)	-
	2,452.3	398.3	215.9	(106.5)	2,960.0
2005
External customers	2,824.5	378.5	154.8	-	3,357.8
Intersegment	85.1	-	2.2	(87.3)	-
	2,909.6	378.5	157.0	(87.3)	3,357.8
2004
External customers	2,282.2	310.7	146.8	-	2,739.7
Intersegment	79.9	-	8.5	(88.4)	-
	2,362.1	310.7	155.3	(88.4)	2,739.7

Operating income (loss)
2006	$123.9	$47.5	$26.6	$4.5	$202.5
2005	116.9	40.4	14.1	30.3	201.7
2004	130.8	31.6	19.3	(44.0)	137.7

Equity investment income (loss), net
2006	$(.1)	$-	$7.1	$4.1	$11.1
2005	-	-	3.3	6.0	9.3
2004	(.1)	-	2.2	4.2	6.3

Interest income
2006	$6.3	$1.1	$1.3	$.3	$9.0
2005	4.3	2.9	.8	(2.0)	6.0
2004	1.0	1.1	.3	(.1)	2.3

Other income (expense), net
2006	$.6	$.2	$.1	$(.3)	$.6
2005	(.5)	.3	-	1.0	.8
2004	(2.4)	(.4)	.1	2.9	.2

Interest expense, net of
amounts capitalized
2006	$44.3	$2.3	$2.5	$-	$49.1
2005	42.1	1.2	1.2	2.3	46.8
2004	37.2	.7	.5	2.8	41.2

Income tax expense (benefit), net
2006	$27.8	$9.0	$12.9	$(3.9)	$45.8
2005	26.1	(7.5)	6.8	9.3	34.7
2004	33.1	8.1	8.7	(19.7)	30.2

Property, plant and
equipment, net
2006	$2,580.7	$121.3	$13.2	$(.5)	$2,714.7
2005	2,530.1	119.9	9.3	(.2)	2,659.1
2004	2,416.4	125.9	7.6	(.1)	2,549.8

Capital expenditures
2006	$164.5	$16.9	$5.9	$(.2)	$187.1
2005	186.4	10.7	3.4	(.1)	200.4
2004	175.1	9.0	3.2	-	187.3

Depreciation
2006	$160.1	$15.7	$2.3	$-	$178.1
2005	154.5	16.2	1.7	-	172.4
2004	148.8	16.4	1.4	-	166.6

16.  EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2006	2005	2004

Triton	$5.8	$7.4	$6.5
Adkins Energy	3.8	.7	.5
Horizon Pipeline	1.8	1.7	1.6
EN Engineering	1.5	.7	.1
Affordable housing investments	(1.8)	(1.3)	(2.4)
Other	-	.1	-
	$11.1	$9.3	$6.3

Included in equity investment income from Adkins Energy is the sale of the investment in the third quarter of 2006, which resulted in a $2.4 million gain.

In 2006, 2005 and 2004, Nicor received dividends from equity investees of $7.4 million, $5.5 million and $5.6 million, respectively.

17.  RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.3 million during the year ended December 31, 2006, and $10.4 million in 2005 and 2004 for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering charged Nicor Gas $4.2 million and $4.4 million for engineering and corrosion services rendered for 2006 and 2005, respectively. In 2004, EN Engineering charged Nicor Technologies, a wholly owned subsidiary of Nicor, $4.0 million for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

18.  COMMITMENTS

As of December 31, 2006, Nicor had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2007	$13.9	$30.4	$1.8
2008	10.4	24.9	1.1
2009	10.4	13.4	.3
2010	10.4	6.5	.1
2011	10.4	3.6	.1
After 2011	3.7	15.6	.6
	$59.2	$94.4	$4.0

Purchase obligations consist of natural gas transportation agreements and property, plant and equipment purchases. Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space for the other energy ventures.

Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal. Rental expense under operating leases was

$41.7 million, $37.2 million and $27.5 million in 2006, 2005 and 2004, respectively. Other long-term obligations consist primarily of equity fund commitments.

19.  RATE PROCEEDING

In 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ PGA rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense. Storage-related gas costs recorded in operating and maintenance expense during 2006 and 2005 totaled $21.4 million and $6.5 million, respectively. Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

20.  GUARANTEES AND INDEMNITIES

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

Tropic Equipment Leasing Inc. (“TEL”), an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton. TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $11 million at December 31, 2006. Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $6.2 million, $5.0 million and $2.9 million were incurred in 2006, 2005 and 2004, respectively.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in

Note 21 - Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. While the company does not expect to incur significant costs under these indemnifications, it is not possible to estimate the maximum future potential payments.

21.  CONTINGENCIES

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

PBR Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company plans to seek in testimony to be filed in compliance with the new scheduling order discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In December 2006, Nicor Gas withdrew its previously filed testimony. Nicor Gas anticipates refiling its direct testimony in compliance with the new scheduling order discussed below which it expects to be consistent with the findings of the special committee Report. Nicor Gas plans to seek a reimbursement of approximately $1 million as referenced above. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained and the Administrative Law Judges issued a scheduling order that provides for Nicor Gas to submit its direct testimony by April 13, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) also notified Nicor that that office was conducting an inquiry on the same matters that the SEC is investigating, and a grand jury was also reviewing these matters. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties. Under the terms of the tentative settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company will neither admit nor deny any wrongdoing. In July 2006, the company deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Fixed Bill Service. On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (“Nicor Services”) alleging violation of the Illinois Consumer Fraud Act (“ICFA”) by Nicor Services relating to the fixed bill service offered by Nicor Services. Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer’s Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff sought compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief on behalf of a proposed class consisting of all purchasers of the fixed bill service from February 1, 2002 through December 31, 2002. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. As a result, the case is proceeding in the Circuit Court as an individual action on behalf of the named plaintiff alone. The class certification decision remains subject to appeal. Nicor is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and was to use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 14 households.

As of December 31, 2006, Nicor Gas had remaining an estimated liability of $13.2 million. This represents management’s best estimate of future costs based on an evaluation of currently available information, including potential liabilities relating to remaining lawsuits after taking into account an agreement of a subcontractor’s insurer to assume certain of these potential liabilities. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. On November 30, 2006, the Illinois Supreme Court upheld the decision of the Appellate Court and remanded the case to the trial court. In January 2007, an agreement in principle to settle this matter was reached with the lead insurers that would result in an additional net insurance recovery of approximately $0.7 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of the arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2006, the company had recorded a liability in connection with these matters of $17.7 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of December 31, 2006, the company has a $2.25 million liability recorded in connection with this matter. The proposed class action settlement was approved by the trial court. An appeal was filed by one objector and conclusion of the proposed settlement will depend on the resolution of that appeal. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

Other. In 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in then pending securities class actions and shareholder derivative lawsuits and related matters, with any remaining balance to be paid to Nicor. The securities class actions were settled later in 2004 for a payment by Nicor of $38.5 million. As a result of this settlement and the settlement of the shareholder derivatives lawsuits in 2005, the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005. These recoveries were recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. In addition, Nicor had asserted claims against its excess insurance carrier arising out of these securities class actions and shareholder derivative lawsuits. In connection with the settlement of the shareholder derivative lawsuits, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million. Under the terms of the shareholder derivative lawsuits settlement, Nicor agreed to adopt certain new corporate governance policies and to pay $3.5 million out of the $4 million received from the excess insurance carrier to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative actions. The $0.5 million net of these payments was reflected in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005. Additionally, Nicor received additional payments of $5.2 million and $2.8 million in 2006 and 2005, respectively, from insurance carriers as reimbursement of legal defense costs in connection with these matters. These payments have been recorded in “Other corporate eliminations and expenses” in the Consolidated Statement of Operations for the respective years.

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

22.  QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2006
Operating revenues	$1,319.4	$451.3	$351.1	$838.2
Operating income	66.1	16.9	28.5	91.0
Net income	43.9	8.5	17.6	58.3
Earnings per common share
Basic	.99	.19	.39	1.30
Diluted	.99	.19	.39	1.29

2005
Operating revenues	$1,179.8	$484.4	$336.0	$1,357.5
Operating income	69.8	58.0	.6	73.3
Net income (loss)	43.7	33.4	(2.7)	62.0
Earnings (loss) per common share
Basic	.99	.76	(.06)	1.40
Diluted	.99	.75	(.06)	1.40

The second quarter of 2006 included a $10 million charge (non-deductible for tax purposes) associated with the outstanding SEC inquiry. The second quarter of 2005 included $29.4 million of operating income related to insurance recoveries and earnings thereon related to the securities class action and derivative lawsuit settlements. Net income in the fourth quarter of 2005 includes the impact of the tax benefit recorded in connection with the Jobs Act of approximately $17 million.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

Information about the audit committee financial expert is contained under the Audit Committee Report section in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference. Executive officers of the company are elected annually by the Board of Directors.

In addition, security ownership information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

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

The company has disclosed its Code of Ethics, Audit Committee Charter, Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines on the company’s investor relations section of its Internet site at www.nicor.com. Any shareholder may also request this information in print form from the company’s Investor Relations department.

Item 11.    Executive Compensation

Information on executive compensation is contained under the Compensation Committee Report and Compensation Discussion and Analysis sections in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	866,809	$37.36	2,338,370 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	866,809	$37.36	2,338,370

(1)
This number includes 403,067 shares issuable under the 1997 Long-Term Incentive Plan, as amended. These shares can be used for awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred. Also included are 435,303 shares issuable under the Employee Stock Purchase Plan. The remaining 1,500,000 shares are issuable under the 2006 Long-Term Incentive Program, which the company approved in the second quarter of 2006. These shares can be used for restricted stock, stock options and performance award units, including awards under the Stock Deferral Plan. The company expects to file a registration statement on Form S-8 in the first quarter of 2007 to register these shares under the Securities Act of 1933.

Item 13.    Certain Relationships and Related Transactions

Information about certain relationships and related transactions is contained under the Certain Relationships and Related Transactions section in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information on principal accountant fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 14, 2007, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)

1) Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2) Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	37
II	Valuation and Qualifying Accounts	76

Schedules other than those listed are omitted because they are not applicable.

3) Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2006

Allowance for doubtful
accounts receivable	$31.5	$41.7	$-		$39.8	(a)	$33.4

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant
environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

2005

Allowance for doubtful
accounts receivable	$21.9	$44.1	$-		$34.5	(a)	$31.5

Accrued mercury-related costs	20.2	-	-		2.7	(b)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c)	17.9	(b)	19.5

2004

Allowance for doubtful
accounts receivable	$21.2	$36.0	$-		$35.3	(a)	$21.9

Accrued mercury-related costs	21.9	-	-		1.7	(b)	20.2

Accrued manufactured gas plant
environmental costs	33.2	-	18.8	(c)	15.2	(b)	36.8

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

Nicor Inc.

Date February 23, 2007		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

RAYMOND A. JEAN*		Director

BRENDA J. GAINES*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
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

Exhibit
Number	Description of Document

4.11	Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-16.)

10.04	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.05	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.06	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.07	*	Nicor Inc. 1989 Long-Term Incentive Plan. (Filed with Nicor Inc. Proxy Statement, dated April 20, 1989, Exhibit A.)

10.08	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.09	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.10	*	Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.02.)

10.11	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.12	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.13	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.14	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

Exhibit
Number		Description of Document

10.15	*
First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.16	*	First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.17	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.18	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.19	*	Change-in-Control Agreement, dated December 20, 2000, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.31.)

10.20	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

10.21	*	First Amendment to the Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.26.)

10.22	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.23	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.24	*	Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Mr. Dodge. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.30.)

10.25	*	Change-in-Control Agreement, dated December 8, 2003, between Nicor Inc. and Mr. Hawley. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 10.32.)

10.26	*	2004 Long-Term Incentive Program. (File No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.01.)

10.27	*	First Amendment to Nicor Inc. 1995 Directors’ Stock Plan. (File No. 1-7297, Form 10-Q for March 2004, Nicor Inc., Exhibit 10.03.)

10.28	*	Nicor Inc. Stock Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.1.)

10.29	*	Nicor Inc. Salary Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.2.)

10.30	*	Nicor Inc. Directors’ Deferred Compensation Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.3.)

Exhibit
Number		Description of Document

10.31	*	Nicor Gas Supplementary Savings Plan Enrollment Form. (File No. 1-7297, Form 8-K for December 27, 2004, Nicor Inc., Exhibit 99.1.)

10.32	*	Stock Payment Election Stock Deferral Plan Form. (File No. 1-7297, Form 8-K for February 15, 2005, Nicor Inc., Exhibit 99.1.)

10.33	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

10.34	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.02.)

10.35	*	2005 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.03.)

10.36	*	2005 Incentive Compensation Plan. (File No. 1-7297, Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.05.)

10.37	*	Stipulation and Agreement of Settlement of Shareholder Derivative Litigation dated as of February 16, 2005. (File No. 1-7297, Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.06.)

10.38	*	Final Judgment and Order of Dismissal dated as of March 29, 2005. (File No. 1-7297 Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.07.)

10.39	*	Directors Compensation. (File No. 1-7297, Form 8-K for September 21, 2005, Nicor Inc.)

10.40	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.03.)

10.41	*	First Amendment to the Nicor Inc. Salary Deferral Plan. (File No. 1-7296, Form 10-K for 2005, Nicor Inc., Exhibit 10.46.)

10.42	*	Change-in-Control Agreement, dated July 20, 2004 between Nicor Inc. and Mr. O’Connor. (File No. 1-7296, Form 10-K for 2005, Nicor Inc., Exhibit 10.47.)

10.43	*	First Amendment to the Northern Illinois Gas Company Supplemental Retirement Plan. (File No. 1-7296, Form 10-K for December 31, 2005, Nicor Gas, Exhibit 10.05.)

10.44	*	Officer Compensation. (File No. 1-7297, Form 8-K for January 23, 2006, Nicor Inc.)

10.45	*	Officer Compensation under the 2005 Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for February 27, 2006, Nicor Inc.)

10.46	*	Deferred Restricted Stock Agreement under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

Exhibit
Number		Description of Document

10.47	*	Restricted Stock Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.48	*	Performance Cash Unit Agreement Form under the Nicor Inc. 2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.49	*	2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.50	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.51	*	2006 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.52	*	2006 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.53	*	Non-Qualified Stock Option Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.10.)

10.54	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.11.)

10.55	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.12.)

10.56	*	Amendment No. 2 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.13.)

10.57	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.14.)

10.58	*	2006 Long Term Incentive Plan (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc.)

10.59	*	210-Day Credit Agreement dated as of October 26, 2006. (File No. 1-7297, Form 10-Q for September 30, 2006, Nicor Inc., Exhibit 10.01.)

10.60	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7297, Form 10-Q for September 30, 2006, Nicor Inc., Exhibit 10.02.)

10.61	*	Change-in-Control Agreement, dated December 28, 2006, between Nicor Inc. and Mr. Gracey. (File No. 1-7297, Form 8-K for December 28, 2006, Nicor Inc., Exhibit 99.1.)

10.62		Change-in-Control Agreement, dated November 22, 2002, between Nicor Inc. and Ms. Colalillo.

Exhibit
Number	Description of Document

21.01	Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney.

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.