Form 10-Q
period 2007-03-31
NICOR INC
filed 2007-05-01
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at April 26, 2007, were 45,024,851 shares.

i

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

IDR. Illinois Department of Revenue.

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

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company), a wholly owned public utility business and one of the nation’s largest distributors of natural gas.

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

PGA. Nicor Gas’ Purchased Gas Adjustment.

SEC. The United States Securities and Exchange Commission.

SFAS. Statement of Financial Accounting Standard.

TEL. Tropic Equipment Leasing Inc., an indirectly wholly owned subsidiary of Nicor, holds the company’s interests in Triton.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2007	2006
Operating revenues
Gas distribution (includes revenue taxes of $72.3 and $72.6, respectively)	$1,208.4	$1,210.8
Shipping	99.1	95.3
Other energy ventures	76.6	64.4
Corporate and eliminations	(49.4)	(51.1)
Total operating revenues	1,334.7	1,319.4

Operating expenses
Gas distribution
Cost of gas	948.4	956.7
Operating and maintenance	79.7	82.7
Depreciation	41.5	40.1
Taxes, other than income taxes	75.9	76.8
Mercury-related recoveries, net	(8.0)	(3.8)
Property sale gains	-	(.1)
Shipping	89.2	85.0
Other energy ventures	79.3	71.7
Other corporate expenses and eliminations	(47.9)	(55.8)
Total operating expenses	1,258.1	1,253.3

Operating income	76.6	66.1
Interest expense, net of amounts capitalized	13.8	15.3
Equity investment income, net	.8	1.6
Interest income	1.6	2.1
Other income, net	.2	.2

Income before income taxes	65.4	54.7
Income tax expense	18.2	10.8

Net income	$47.2	$43.9

Average shares of common stock outstanding
Basic	45.0	44.3
Diluted	45.2	44.5

Earnings per average share of common stock
Basic	$1.05	$.99
Diluted	1.04	.99

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Three months ended
	March 31
	2007	2006

Operating activities
Net income	$47.2	$43.9
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	46.1	44.4
Deferred income tax expense (benefit)	.7	(21.0)
Changes in assets and liabilities:
Receivables, less allowances	(195.5)	182.6
Gas in storage	150.3	231.0
Accrued gas costs	(32.9)	(97.1)
Other assets	(.7)	36.6
Accounts payable	(115.4)	(295.4)
Temporary LIFO liquidation	409.5	443.8
Other liabilities	(38.5)	11.7
Other items	21.3	(7.3)
Net cash flow provided from operating activities	292.1	573.2

Investing activities
Additions to property, plant & equipment	(39.6)	(43.4)
Purchases of held-to-maturity securities	(1.2)	-
Proceeds from sales or maturities of held-to-maturity securities	.7	-
Net increase in other short-term investments	(8.3)	(9.7)
Other investing activities	(2.3)	(.7)
Net cash flow used for investing activities	(50.7)	(53.8)

Financing activities
Repayments of long-term debt	-	(7.0)
Net repayments of commercial paper with maturities of
90 days or less	(253.0)	(498.0)
Dividends paid	(20.9)	(20.7)
Proceeds from exercise of stock options	1.5	5.2
Other financing activities	(.1)	1.4
Net cash flow used for financing activities	(272.5)	(519.1)

Net increase (decrease) in cash and cash equivalents	(31.1)	.3

Cash and cash equivalents, beginning of period	41.1	118.9

Cash and cash equivalents, end of period	$10.0	$119.2

The accompanying notes are an integral part of these statements.

Nicor Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	March 31	December 31	March 31
	2007	2006	2006
Assets		* As Adjusted	* As Adjusted

Current assets
Cash and cash equivalents	$10.0	$41.1	$119.2
Restricted short-term investments	10.3	10.2	-
Short-term investments, at cost which approximates market	24.6	16.3	18.5
Receivables, less allowances of $34.9, $33.4
and $44.9, respectively	759.0	563.5	706.5
Gas in storage	35.7	186.0	30.3
Deferred income taxes	30.2	39.1	10.3
Other	52.6	54.5	35.2
Total current assets	922.4	910.7	920.0

Property, plant and equipment, at cost
Gas distribution	4,178.8	4,157.1	4,073.8
Shipping	302.9	302.9	294.6
Other	20.2	19.7	16.3
	4,501.9	4,479.7	4,384.7
Less accumulated depreciation	1,787.8	1,765.0	1,714.6
Total property, plant and equipment, net	2,714.1	2,714.7	2,670.1

Pension benefits	164.0	161.0	190.1
Long-term investments	135.4	134.7	134.2
Other assets	169.3	169.0	60.7

Total assets	$4,105.2	$4,090.1	$3,975.1

Liabilities and Capitalization

Current liabilities
Long-term debt due within one year	$-	$-	$50.0
Short-term debt	97.0	350.0	88.0
Accounts payable	446.7	562.1	360.4
Temporary LIFO inventory liquidation	409.5	-	443.8
Accrued gas costs	17.1	50.0	126.1
Dividends payable	20.9	20.9	20.6
Deferred income taxes	-	-	3.3
Obligations related to restricted investments	10.0	10.0	-
Other	115.7	147.0	95.8
Total current liabilities	1,116.9	1,140.0	1,188.0

Deferred credits and other liabilities
Regulatory retirement cost liability	687.5	676.7	642.5
Deferred income taxes	395.3	399.6	410.8
Health care and other postretirement benefits	183.0	181.6	103.1
Asset retirement obligation	171.1	169.3	165.3
Regulatory income tax liability	53.0	53.8	40.5
Unamortized investment tax credits	29.1	29.6	31.2
Other	58.1	65.3	71.0
Total deferred credits and other liabilities	1,577.1	1,575.9	1,464.4

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	497.5	497.5	480.2
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	498.1	498.1	480.8

Common equity
Common stock	112.4	112.3	110.9
Paid-in capital	36.6	34.1	14.6
Retained earnings	770.7	743.0	721.1
Accumulated other comprehensive loss, net	(6.6)	(13.3)	(4.7)
Total common equity	913.1	876.1	841.9

Total capitalization	1,411.2	1,374.2	1,322.7

Total liabilities and capitalization	$4,105.2	$4,090.1	$3,975.1

* Pursuant to FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, one of Nicor's subsidiaries,
Tropical Shipping, changed its accounting method for planned major maintenance to the direct expensing method effective January 1, 2007, and retrospectively increased retained earnings by $3.5 million for the earliest period presented.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor have been prepared by the company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2006 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the changes in accounting policy as described in Note 3 - New Accounting Pronouncements) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.  ACCOUNTING POLICIES

Gas in storage. Gas distribution segment inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market. In the first quarter of 2006, Nicor Enerchange recorded a charge of $2.4 million resulting from a lower of cost or market valuation.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2007	2006	2006
Regulatory assets
Regulatory postretirement asset - current	$8.8	$8.8	$-
Regulatory postretirement asset - noncurrent	103.5	104.7	-
Deferred environmental costs	12.4	16.0	10.3
Unamortized losses on reacquired debt	17.3	17.6	18.4
Deferred rate case costs	2.9	3.0	3.4
Other	.7	1.0	.4
	$145.6	$151.1	$32.5

Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	687.5	676.7	642.5
Accrued gas costs	17.1	50.0	126.1
Regulatory income tax liability	53.0	53.8	40.5
Other	2.6	-	1.1
	$768.2	$788.5	$819.2

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset. This regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2007 and 2006 were $71.1 million and $71.4 million, respectively.

Mercury-related recoveries, net. Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in increasing retained earnings by $1.4 million. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

The company’s major tax jurisdictions include the United States and the State of Illinois with tax returns examined by the IRS and the IDR, respectively. As of January 1, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2002.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority. The company’s liability for unrecognized tax benefits was approximately $5 million at January 1, 2007, of which approximately $5 million, if recognized, would impact the company’s effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007. Due to a number of factors, including the potential closure of examinations, the expiration of statute of limitations, and the potential resolution of court cases, the company anticipates that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially decreasing or increasing results of operations by up to $5 million.

The company records interest accrued related to unrecognized tax benefits in interest expense, and penalties, if any, are recorded in operating expense. At January 1, 2007, approximately $11 million was accrued for the payment of interest.

Planned major maintenance activities. The company adopted the provisions of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007. As of the date of adoption, the company retrospectively increased retained earnings by $3.5 million with an offsetting adjustment to accounts payable of $2.4 million and other non-current liabilities of $1.1 million for the earliest period presented in this report. This FSP disallowed the accrue-in-advance method of accounting for planned major maintenance activities, which was the method utilized by Tropical Shipping for the planned major maintenance of its owned vessels. Pursuant to this FSP, Tropical Shipping changed its accounting method for planned major maintenance to the direct expensing method. Since the adoption of the new method had no material impact on previously issued statements of operations, those statements have not been retrospectively adjusted.

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

4.  RESTRICTED SHORT-TERM INVESTMENTS

At March 31, 2007, Nicor had $10.3 million of restricted short-term investments, including $0.3 million in interest earned, held in an escrow fund and a corresponding $10.0 million current liability. In July 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million. At that time, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners. On March 29, 2007, the SEC commissioners approved the tentative settlement. The settlement is subject to entry of a final judgment by a federal court. In accordance with the escrow agreement, the $10 million will not be distributed until a federal court order directs the distribution. There were no similar restricted short-term investments at March 31, 2006. For further information, see Note 14 - Contingencies - SEC and U.S. Attorney Inquiries.

5.  SHORT-TERM AND LONG-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $97.0 million, $350.0 million and $88.0 million of commercial paper borrowings outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

At March 31, 2006, Tropical Shipping had $33 million outstanding on a $40 million two-year senior unsecured term loan, which was paid in full by the fourth quarter of 2006.

The company believes it is in compliance with all debt covenants.

6.  INCOME AND OTHER TAXES

Effective January 2006, the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. Income tax expense has not been provided on approximately $8 million of foreign company shipping earnings in the first quarter of 2007 that are expected to be indefinitely reinvested offshore.

In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes offset by $2.5 million in current tax expense associated with these activities. The net of these two items represents the majority of the change in the company’s effective tax rate from 19.7 percent for the quarter ended March 31, 2006 to 27.8 percent for the quarter ended March 31, 2007.

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

7.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $174.0 million, $159.5 million and $122.2 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2007, December 31, 2006 and March 31, 2006 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $518 million at March 31, 2007 and December 31, 2006 and $512 million at March 31, 2006.

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

	March 31	December 31	March 31
	2007	2006	2006

Current other assets	$4.8	$5.3	$7.5
Noncurrent other assets	2.6	.5	2.0
	$7.4	$5.8	$9.5

Current other liabilities	$16.4	$51.3	$13.3
Noncurrent other liabilities	.4	1.2	2.0
	$16.8	$52.5	$15.3

Nicor maintains margin accounts related to financial derivative transactions. At March 31, 2007, December 31, 2006 and March 31, 2006, the balance of these accounts was $22.5 million, $16.2 million and $27.4 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
Three months ended March 31	2007	2006	2007	2006

Service cost	$2.3	$2.3	$.6	$.6
Interest cost	3.8	3.7	2.7	2.6
Expected return on plan assets	(9.0)	(8.7)	-	(.1)
Recognized net actuarial loss	-	.1	1.2	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(2.8)	$(2.5)	$4.5	$4.3

In the first quarter of 2007, the company received federal subsidies of $1.2 million under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The subsidy relates to the company’s 2006 retiree health care benefits and is comparable to the benefit assumed in the most recent actuarial valuation.

10.  EQUITY INVESTMENT INCOME, NET

Net equity investment income totaled $0.8 million and $1.6 million for the quarters ended March 31, 2007 and 2006, respectively. These amounts include investment income from Triton of $0.9 million and $1.2 million, respectively, for the three-month periods ended March 31, 2007 and 2006. Nicor received cash distributions from equity investees of $4.1 million and $1.7 million, respectively, during the first quarter of 2007 and 2006.

11.  COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended
	March 31
	2007	2006

Net income	$47.2	$43.9
Other comprehensive income (loss), after tax	6.7	(3.1)
Total comprehensive income	$53.9	$40.8

Net other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.  BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):
	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended March 31, 2007
Operating revenues
External customers	$1,176.3	$99.1	$59.3	$-	$1,334.7
Intersegment	32.1	-	17.3	(49.4)	-
	$1,208.4	$99.1	$76.6	$(49.4)	$1,334.7

Operating income (loss)	$70.9	$9.9	$(2.7)	$(1.5)	$76.6

Three months ended March 31, 2006
Operating revenues
External customers	$1,170.0	$95.3	$54.1	$-	$1,319.4
Intersegment	40.8	-	10.3	(51.1)	-
	$1,210.8	$95.3	$64.4	$(51.1)	$1,319.4

Operating income (loss)	$58.4	$10.3	$(7.3)	$4.7	$66.1

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three months ended March 31, 2007 and 2006 were $(0.6) million and $5.2 million, respectively. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

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

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $14 million at March 31, 2007. Nicor believes the likelihood of any such payment by TEL is remote, and no liability has been recorded for this contingency.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.7 million and $1.5 million were incurred for the three months ended March 31, 2007 and March 31, 2006, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 14 – Contingencies – Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls.  The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability.  Included in such $24.8 million liability is a $4.1 million loss contingency.  A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million.  Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company as of March 31, 2007 of $1.6 million on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties.  By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2007.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan.  A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter.  In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties and the SEC commissioners approved the settlement in March 2007.  Under the terms of the settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction.  The company neither admits nor denies any wrongdoing.  In July 2006, the company deposited the $10 million in escrow. Those funds are expected to be released upon entry of a final judgment by a federal court approving the settlement.  Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter.  The $10 million fine is not deductible for federal or state income tax purposes.  In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Fixed Bill Service.  On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (“Nicor Services”) alleging violation of the Illinois Consumer Fraud Act (“ICFA”) by Nicor Services relating to the fixed bill service offered by Nicor Services.  Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer’s Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather.  The plaintiff sought compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief on behalf of a proposed class consisting of all purchasers of the fixed bill service from February 1, 2002 through December

31, 2002.  On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class.  In March 2007, Nicor Services settled this matter and the lawsuit was dismissed with prejudice.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters. The reduction was attributable primarily to the favorable settlement during the quarter of certain lawsuits that had been pending against Nicor Gas. As of March 31, 2007, Nicor Gas had remaining an estimated liability of $3.4 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company.  When received, these recoveries are recorded as a reduction to gas distribution operating expense.  Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006.  In 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims.  The insurers filed an appeal of the judgment.  In 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision.  In November 2006, the Illinois Supreme Court upheld the decision of the Appellate Court and remanded the case to the trial court.  In the first quarter of 2007, an agreement to settle this matter was reached with the lead insurers resulting in an additional net insurance recovery of approximately $0.7 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  The ultimate outcome of the arbitration is not presently determinable.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2007, the company had recorded a liability in connection with these matters of $17.8 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Since then, additional lawsuits have been filed related to this same former manufactured gas plant site.  These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action lawsuit has been reached and, as of March 31, 2007, the company has a $2.3 million liability recorded in connection with this matter.  The proposed class action settlement was approved by the trial court.  An appeal was filed by one objector. In March 2007, the company reached an agreement in principle to settle the objector’s claim.  In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review.  Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

Other.  In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor 2006 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

SUMMARY

Nicor is a holding company. Gas distribution is Nicor’s primary business. Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region. Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company. Nicor also has equity interests in energy-related businesses.

Net income and diluted earnings per common share are presented below for the first quarter 2007 and 2006 (in millions, except per share data):

	Three months ended
	March 31
	2007	2006

Net income	$47.2	$43.9

Diluted earnings per common share	$1.04	$.99

Net income and diluted earnings per common share for the first quarter of 2007 included pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries. The first quarter of 2006 also included a pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program.

Quarter over quarter comparisons also reflect improved operating results in the company’s gas distribution business (excluding the aforementioned mercury-related recoveries) and other energy-related businesses, offset by lower operating results in the company’s shipping business and lower corporate operating income. Also included in 2006 were income tax benefits resulting from the reorganization of certain shipping and related operations.

Rate proceeding. In the fourth quarter of 2005, Nicor Gas implemented a $54.2 million base rate increase. In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Because the orders shift certain items between base rates and Nicor Gas’ PGA rider, the company estimated that the annual net revenue increase resulting from implementing the rehearing order received in March 2006 is about $30.2 million (reduced from $34.7 million in the original order implemented in the fourth quarter of 2005).

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	Three months ended
	March 31
	2007	2006

Gas distribution	$70.9	$58.4
Shipping	9.9	10.3
Other energy ventures	(2.7)	(7.3)
Corporate and eliminations	(1.5)	4.7
	$76.6	$66.1

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $12.5 million in the first quarter of 2007 compared to the prior-year period due to the positive effects of higher gas distribution margin ($6.2 million increase), mercury-related recoveries ($4.2 million increase) and lower operating and maintenance expenses ($3.0 million decrease), which were partially offset by higher depreciation expense ($1.4 million increase). Higher gas distribution margin was mainly attributable to the positive impact of colder weather than in 2006 (approximately $10 million increase) and higher demand unrelated to weather (approximately $7 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $4 million decrease).

•
Shipping operating income decreased $0.4 million in the first quarter of 2007 compared to the prior-year period. Higher operating revenues ($3.8 million increase) were more than offset by higher operating costs ($4.2 million increase). Higher operating revenues were attributable primarily to higher volumes shipped ($3.4 million increase). Higher operating costs were due primarily to higher employee-related costs ($2.3 million increase).

•
Operating losses from Nicor’s other energy ventures decreased $4.6 million in the first quarter of 2007 compared to the prior-year period due to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($5.8 million increase). Improved operating results at Nicor Enerchange included favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory. Improved operating results at Nicor Enerchange were partially offset by lower operating results at Nicor’s energy-related products and services businesses ($1.1 million decrease) due primarily to increased operating costs ($7.4 million) more than offsetting increased operating revenues ($6.3 million).

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

•
Corporate and eliminations operating income for the first quarter of 2007 was $6.2 million unfavorable versus the prior-year period due primarily to the impact of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($5.8 million decrease). In the current year period, the company recorded a $0.6 million charge associated with this hedge, in comparison to a prior year benefit of $5.2 million. Benefits or costs resulting from variances from normal weather are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended
	March 31
	2007	2006

Gas distribution	$1,208.4	$1,210.8
Shipping	99.1	95.3
Other energy ventures	76.6	64.4
Corporate and eliminations	(49.4)	(51.1)
	$1,334.7	$1,319.4

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the first quarter of 2007 compared to the prior-year period, gas distribution revenues were essentially unchanged. Operating revenues were primarily impacted by lower natural gas costs (approximately $220 million decrease), the impact of colder weather (approximately $155 million increase) and higher demand unrelated to weather (approximately $75 million increase).

In the first quarter of 2007, shipping segment operating revenues increased $3.8 million compared with the prior-year period due to higher volumes shipped ($3.4 million increase) and higher average rates ($0.5 million increase). Volumes were higher due primarily to increased interisland shipments. Volumes continue to be adversely impacted by increased competition in several of the ports served, the strategic decision not to compete for certain low margin business, and changing global trade patterns.

Revenues in the first quarter of 2007 for Nicor’s other energy ventures increased $12.2 million due primarily to higher revenues at Nicor’s energy-related products and services businesses ($6.3 million increase) attributable to an increased number of utility-bill management and warranty contract counts, and higher revenues at Nicor Enerchange ($5.9 million increase). Higher revenues at Nicor Enerchange were due primarily to favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended
	March 31
	2007	2006

Gas distribution revenues	$1,208.4	$1,210.8
Cost of gas	(948.4)	(956.7)
Revenue tax expense	(71.1)	(71.4)
Gas distribution margin	$188.9	$182.7

Gas distribution margin increased $6.2 million in the first quarter of 2007 compared with the corresponding prior-year period due primarily to colder weather than in 2006 (approximately $10 million increase) and higher demand unrelated to weather (approximately $7 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $4 million decrease).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense decreased $3.0 million to $79.7 million in the first quarter of 2007 from $82.7 million in the prior-year period due to lower company use gas and storage-related gas costs ($7.4 million decrease) attributable largely to lower natural gas prices, partially offset by higher payroll and benefit-related costs ($2.7 million increase) and bad debt expense ($1.2 million increase).

Other gas distribution operating expenses. Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program. Net mercury-related recoveries were $8.0 million for the first quarter of 2007 and $3.8 million for the corresponding prior-year period. The first quarter 2007 net recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries. The first quarter 2006 net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - Mercury.

Shipping operating expenses. Shipping segment operating expenses increased $4.2 million in the first quarter of 2007 as compared with the corresponding prior-year period. The increase was due, in part, to higher employee-related costs ($2.3 million increase).

Other energy ventures operating expenses. The $7.6 million increase in operating expenses in the first quarter of 2007 as compared with the corresponding prior-year period was due primarily to higher expenses at Nicor’s energy-related products and services businesses ($7.4 million increase) attributable primarily to costs related to an increase in customer contracts ($6.0 million increase).

Interest expense. Interest expense of $13.8 million in the first quarter of 2007 decreased $1.5 million over the prior-year period due primarily to lower average borrowing levels. Lower average borrowings were attributable to the $40 million Tropical Shipping term loan outstanding in the first quarter of 2006, which was paid in full by the fourth quarter of 2006, and lower commercial paper borrowings in the first quarter of 2007 as compared to the first quarter of the prior year.

Net equity investment income. Net equity investment income decreased $0.8 million in the first quarter of 2007 compared with the corresponding prior-year period due, in part, to the absence of income from an equity investment sold in the third quarter of 2006 ($0.4 million decrease) and lower income from Triton ($0.3 million decrease).

Interest income. Interest income decreased $0.5 million in the first quarter of 2007 over the corresponding prior-year period due primarily to lower investment balances.

Income taxes. Effective January 2006, the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. Income tax expense has not been provided on approximately $8 million of foreign company shipping earnings in the first quarter of 2007 that are expected to be indefinitely reinvested offshore.

In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes offset by $2.5 million in current tax expense associated with these activities. The net of these two items represents the majority of the change in the company’s effective tax rate from 19.7 percent for the quarter ended March 31, 2006 to 27.8 percent for the quarter ended March 31, 2007.

Nicor Inc.
Gas Distribution Statistics

	Three months ended
	March 31
	2007	2006
Operating revenues (millions)
Sales
Residential	$835.2	$852.9
Commercial	193.3	199.6
Industrial	22.7	25.1
	1,051.2	1,077.6
Transportation
Residential	12.3	9.3
Commercial	30.8	25.2
Industrial	12.4	10.0
Other	7.9	.4
	63.4	44.9
Other revenues
Revenue taxes	72.3	72.6
Environmental cost recovery	5.5	5.1
Chicago Hub	7.5	2.5
Other	8.5	8.1
	93.8	88.3
	$1,208.4	$1,210.8
Deliveries (Bcf)
Sales
Residential	99.5	83.0
Commercial	23.0	19.0
Industrial	2.8	2.5
	125.3	104.5
Transportation
Residential	9.7	7.3
Commercial	37.1	33.8
Industrial	32.9	30.7
	79.7	71.8
	205.0	176.3
Customers at end of period (thousands) (1)
Sales
Residential	1,810	1,812
Commercial	126	124
Industrial	7	7
	1,943	1,943
Transportation
Residential	167	153
Commercial	56	58
Industrial	6	6
	229	217
	2,172	2,160

Other statistics
Degree days	3,018	2,657
Colder (warmer) than normal (2)	1%	(11)%
Average gas cost per Mcf sold	$7.46	$9.12

(1) The company redefined the customer count methodology in April 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics

	Three months ended
	March 31
	2007	2006

TEUs shipped (thousands)	50.9	49.1
Average revenue per TEU	$1,949	$1,940
At end of period
Ports served	27	26
Vessels operated	19	17

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

Net cash flow provided from operating activities decreased $281.1 million to $292.1 million in the 2007 first quarter from $573.2 million in the prior-year period. The decrease is primarily due to the impact of natural gas prices and weather on the gas distribution segment’s working capital.

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

Investing activities. Net cash flow used from investing activities decreased $3.1 million to $50.7 million in the 2007 first quarter from $53.8 million in the prior-year period primarily due to lower capital expenditures.

Financing activities. The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the December 31, 2006 Annual Report on Form 10-K.

Long-term debt. In the first quarter of 2006, Tropical Shipping repaid $7 million of its $40 million, two-year senior unsecured term loan. The repayment was primarily financed through the company’s cash flows from operating activities. This loan was paid in full by the fourth quarter of 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $97.0 million, $350.0 million and $88.0 million of commercial paper borrowings outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2007. The company believes it is in compliance with all debt covenants. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends. Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the first quarter of 2007. This quarterly dividend rate was also applicable in 2006. The company paid dividends on its common stock of $20.9 million and $20.7 million for the year-to-date periods ended March 31, 2007 and 2006, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company as of March 31, 2007 of $1.6 million on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC will be parties and the SEC commissioners approved the settlement in March 2007. Under the terms of the settlement, the company will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. The company neither admits nor denies any wrongdoing. In July 2006, the company deposited the $10 million in escrow. Those funds are expected to be released upon entry of a final judgment by a federal court approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. In December 2006, the U.S. Attorney advised that it is closing its inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - Manufactured Gas Plant Sites.

Fixed Bill Service. Nicor Services was a defendant in a purported class action. On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class. In March 2007, Nicor Services settled this matter and the lawsuit was dismissed with prejudice. Information about this lawsuit is presented within Item 1- Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - Fixed Bill Service.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements - Uncertain tax positions, Note 6 - Income and Other Taxes and Note 14 - Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2006 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and SFAS No. 157, Fair Value Measurements. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

There has been no material change in the company’s exposure to market risk since the filing of the 2006 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

The company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company’s businesses in the company’s 2006 Annual Report on Form 10-K. On a quarterly basis, the company reviews these risks and makes updates as appropriate. The following are certain factors which have been edited or added based upon that review.

Tropical Shipping’s business is dependent on general economic conditions and could be adversely affected by changes or downturns in the economy.

Tropical Shipping’s business consists primarily of the shipment of building materials, food and other necessities from the United States and Canada to developers, manufacturers and residents in the Bahamas and the Caribbean region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. As a result, Tropical Shipping’s results of operations, cash flows and financial condition can be significantly affected by adverse general economic conditions in the United States, the Bahamas, Caribbean region and Canada. Also, a shift in buying patterns that results in such goods being sourced directly from other parts of the world, including China and India, rather than the United States and Canada, could significantly affect Tropical Shipping’s results of operations, cash flows and financial condition.

Changes in taxation could adversely affect the company’s results of operations, cash flows and financial condition.

Various state tax and fee increases are being considered in the states in which the company operates. The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies. New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during the first quarter of 2007 or 2006. As of March 31, 2007, $21.5 million remained authorized for the repurchase of common stock.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

10.01	*	2007 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.1.)

10.02	*	2007 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.2.)

10.03	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.1.)

10.04	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.2.)

10.05	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.3.)

10.06	*	2007 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.4.)

10.07	*	Letter Agreement between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.5.)

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

May 1, 2007	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)