Form 10-Q
period 2007-06-30
NICOR INC
filed 2007-07-31
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, par value $2.50, outstanding at July 26, 2007, were 45,113,846 shares.

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

FIN. FASB Interpretation.

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

PCB. Polychlorinated Biphenyls.

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

U.S. United States of America.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Operating revenues
Gas distribution (includes revenue taxes of
$28.9, $26.0, $101.2 and $98.6, respectively)	$431.4	$338.1	$1,639.8	$1,548.9
Shipping	97.0	94.5	196.1	189.8
Other energy ventures	45.1	36.7	121.7	101.1
Corporate and eliminations	(16.6)	(18.0)	(66.0)	(69.1)
Total operating revenues	556.9	451.3	1,891.6	1,770.7

Operating expenses
Gas distribution
Cost of gas	281.6	194.1	1,230.0	1,150.8
Operating and maintenance	62.1	60.6	141.8	143.3
Depreciation	41.5	40.1	83.0	80.2
Taxes, other than income taxes	33.2	29.4	109.1	106.2
Mercury-related costs (recoveries), net	-	.2	(8.0)	(3.6)
Property sale gains	(.8)	(2.5)	(.8)	(2.6)
Shipping	88.7	85.8	177.9	170.8
Other energy ventures	37.1	35.6	116.4	107.3
Litigation charge	-	10.0	-	10.0
Other corporate expenses and eliminations	(16.4)	(18.9)	(64.3)	(74.7)
Total operating expenses	527.0	434.4	1,785.1	1,687.7

Operating income	29.9	16.9	106.5	83.0
Interest expense, net of amounts capitalized	10.1	9.1	23.9	24.4
Equity investment income, net	1.2	2.2	2.0	3.8
Interest income	3.2	3.3	4.8	5.4
Other income, net	-	.2	.2	.4

Income before income taxes	24.2	13.5	89.6	68.2
Income tax expense	6.2	5.0	24.4	15.8

Net income	$18.0	$8.5	$65.2	$52.4

Average shares of common stock outstanding
Basic	45.2	44.5	45.1	44.4
Diluted	45.3	44.6	45.2	44.5

Earnings per average share of common stock
Basic	$.40	$.19	$1.45	$1.18
Diluted	.40	.19	1.44	1.18

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2007	2006

Operating activities
Net income	$65.2	$52.4
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	92.3	88.9
Deferred income tax benefit	(6.9)	(38.6)
Gain on sale of property, plant and equipment	(.6)	(2.5)
Changes in assets and liabilities:
Receivables, less allowances	178.8	514.7
Gas in storage	142.4	223.2
Accrued gas costs	(43.9)	(56.5)
Other assets	(17.1)	28.4
Accounts payable	(36.8)	(224.3)
Temporary LIFO liquidation	263.0	243.0
Litigation charge	(10.0)	-
Other liabilities	(52.3)	.6
Other items	12.8	(17.1)
Net cash flow provided from operating activities	586.9	812.2

Investing activities
Additions to property, plant & equipment	(78.4)	(84.1)
Purchases of held-to-maturity securities	(1.3)	-
Release of restricted short-term investments	10.0	-
Proceeds from sales or maturities of held-to-maturity securities	1.9	-
Net increase in other short-term investments	(17.5)	(7.5)
Net proceeds from sale of property, plant and equipment	-	2.9
Other investing activities	(2.7)	2.7
Net cash flow used for investing activities	(88.0)	(86.0)

Financing activities
Repayments of long-term debt	-	(17.0)
Net repayments of commercial paper with maturities of
90 days or less	(350.0)	(586.0)
Dividends paid	(41.9)	(41.4)
Proceeds from exercise of stock options	8.1	6.5
Other financing activities	.4	2.6
Net cash flow used for financing activities	(383.4)	(635.3)

Net increase in cash and cash equivalents	115.5	90.9

Cash and cash equivalents, beginning of period	41.1	118.9

Cash and cash equivalents, end of period	$156.6	$209.8

The accompanying notes are an integral part of these statements.

Nicor Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2007	2006	2006
Assets		* As Adjusted	* As Adjusted

Current assets
Cash and cash equivalents	$156.6	$41.1	$209.8
Restricted short-term investments	-	10.2	-
Short-term investments, at cost which approximates market	33.8	16.3	16.8
Receivables, less allowances of $34.7, $33.4
and $40.0, respectively	384.7	563.5	374.4
Gas in storage	43.6	186.0	38.1
Deferred income taxes	34.1	39.1	22.7
Other	72.8	54.5	42.2
Total current assets	725.6	910.7	704.0

Property, plant and equipment, at cost
Gas distribution	4,205.6	4,157.1	4,087.7
Shipping	303.8	302.9	295.4
Other	21.2	19.7	18.2
	4,530.6	4,479.7	4,401.3
Less accumulated depreciation	1,809.9	1,765.0	1,720.8
Total property, plant and equipment, net	2,720.7	2,714.7	2,680.5

Pension benefits	166.9	161.0	192.5
Long-term investments	134.7	134.7	134.4
Other assets	168.5	169.0	62.3

Total assets	$3,916.4	$4,090.1	$3,773.7

Liabilities and Capitalization

Current liabilities
Long-term debt due within one year	$-	$-	$50.0
Short-term debt	-	350.0	-
Accounts payable	525.3	562.1	421.5
Temporary LIFO inventory liquidation	263.0	-	243.0
Accrued gas costs	6.1	50.0	166.7
Dividends payable	21.0	20.9	20.7
Obligations related to restricted investments	-	10.0	10.0
Other	105.5	147.0	81.0
Total current liabilities	920.9	1,140.0	992.9

Deferred credits and other liabilities
Regulatory retirement cost liability	698.4	676.7	652.2
Deferred income taxes	391.7	399.6	410.0
Health care and other postretirement benefits	183.3	181.6	104.7
Asset retirement obligation	173.2	169.3	167.5
Regulatory income tax liability	52.2	53.8	39.6
Unamortized investment tax credits	28.6	29.6	30.7
Other	53.6	65.3	73.9
Total deferred credits and other liabilities	1,581.0	1,575.9	1,478.6

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	497.6	497.5	470.2
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	498.2	498.1	470.8

Common equity
Common stock	112.8	112.3	111.1
Paid-in capital	43.8	34.1	16.7
Retained earnings	767.6	743.0	708.9
Accumulated other comprehensive loss, net	(7.9)	(13.3)	(5.3)
Total common equity	916.3	876.1	831.4

Total capitalization	1,414.5	1,374.2	1,302.2

Total liabilities and capitalization	$3,916.4	$4,090.1	$3,773.7

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

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market. In 2007, Nicor Enerchange recorded a charge of $5.0 million in the second quarter resulting from a lower of cost or market valuation. Nicor Enerchange also recorded charges of $2.3 million and $4.7 million for the three and six-month periods ended June 30, 2006 resulting from lower of cost or market valuations.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2007	2006	2006
Regulatory assets
Regulatory postretirement asset - current	$8.8	$8.8	$-
Regulatory postretirement asset - noncurrent	102.2	104.7	-
Deferred environmental costs	11.7	16.0	13.0
Unamortized losses on reacquired debt	17.0	17.6	18.2
Deferred rate case costs	2.8	3.0	3.2
Other	1.4	1.0	2.5
	$143.9	$151.1	$36.9

Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	698.4	676.7	652.2
Accrued gas costs	6.1	50.0	166.7
Regulatory income tax liability	52.2	53.8	39.6
Other	-	-	.1
	$764.7	$788.5	$867.6

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2007 were $28.5 million and $99.6 million, respectively, and $25.0 million and $96.4 million , respectively, for the same periods ending June 30, 2006.

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.   NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in increasing retained earnings by $1.4 million. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria are required to be derecognized.

The company’s major tax jurisdictions include the United States and the State of Illinois with tax returns examined by the IRS and the IDR, respectively. As of January 1, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2002.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority. The company’s liability for unrecognized tax benefits was approximately $5 million at January 1, 2007, of which approximately $5 million, if recognized, would impact the company’s effective tax rate. There have been no significant changes to these amounts during the three and six month periods ended June 30, 2007. Due to a number of factors, including the potential closure of examinations, the expiration of statute of limitations, and the potential resolution of court cases, the company anticipates that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially increasing by $6 million or decreasing by $7 million its unrecognized tax benefit.

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

Offsetting of amounts related to certain contracts. In April 2007, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, was issued. This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement. This FSP is effective for Nicor no later than January 1, 2008 and is expected to be adopted retrospectively at that time. The company is currently evaluating the FSP and the impact it may have on the company’s financial condition and related disclosures.

4.   RESTRICTED SHORT-TERM INVESTMENTS

In July 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million. At that time, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners. The SEC commissioners approved the tentative settlement in March 2007. A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement and the funds held in escrow were released. For further information, see Note 14 - Contingencies - SEC and U.S. Attorney Inquiries.

5.   SHORT-TERM AND LONG-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had no commercial paper borrowings outstanding at June 30, 2007 and 2006. The company had $350 million of commercial paper borrowings outstanding at December 31, 2006.

At June 30, 2006, Tropical Shipping had $23 million outstanding on a $40 million two-year senior unsecured term loan, which was paid in full by the fourth quarter of 2006.

The company believes it is in compliance with all debt covenants.

6.   INCOME AND OTHER TAXES

Effective January 2006, the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes offset, in part, by approximately $2 million in current tax expense recognized in the first half of 2006 also associated with these activities. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and six-month periods ended June 30, 2007, income tax expense has not been provided on approximately $5 million and $13 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $4 million and $11 million, respectively, for the comparable periods in 2006.

The effective income tax rate for the six months ended June 30, 2007 increased to 27.2 percent from 23.1 percent for the prior-year period. The lower rate for the first six months of 2006 reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s SEC inquiry. The effective income tax rate for the quarter ended June 30, 2007 decreased to 25.6 percent from 36.8 percent for the quarter ended June 30, 2006, due primarily to the absence in 2007 of the previously mentioned non-deductible $10 million SEC charge offset, in part, by favorable adjustments associated with tax audits, which were both recognized in the second quarter of 2006.

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

7.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $61.6 million, $159.5 million and $46.5 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, related primarily to gas distribution operations. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2007, December 31, 2006 and June 30, 2006 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $505 million, $518 million and $503 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

	June 30	December 31	June 30
	2007	2006	2006

Current other assets	$6.6	$5.3	$8.5
Noncurrent other assets	.8	.5	.3
	$7.4	$5.8	$8.8

Current other liabilities	$22.8	$51.3	$23.3
Noncurrent other liabilities	1.2	1.2	4.4
	$24.0	$52.5	$27.7

Nicor maintains margin accounts related to financial derivative transactions. At June 30, 2007, December 31, 2006 and June 30, 2006, the balance of these accounts was $25.3 million, $16.2 million and $30.1 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2007	2006	2007	2006
Three months ended June 30
Service cost	$2.3	$2.4	$.6	$.6
Interest cost	3.8	3.7	2.7	2.6
Expected return on plan assets	(9.0)	(8.7)	-	-
Recognized net actuarial loss	-	-	1.2	1.2
Amortization of prior service cost	.1	.2	-	-
Net periodic benefit cost (credit)	$(2.8)	$(2.4)	$4.5	$4.4

Six Months Ended June 30
Service cost	$4.6	$4.7	$1.2	$1.2
Interest cost	7.5	7.4	5.4	5.2
Expected return on plan assets	(18.0)	(17.4)	-	(.1)
Recognized net actuarial loss	-	.1	2.3	2.4
Amortization of prior service cost	.3	.3	-	-
Net periodic benefit cost (credit)	$(5.6)	$(4.9)	$8.9	$8.7

In the first quarter of 2007, the company received a federal subsidy of $1.2 million under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The subsidy relates to the company’s 2006 retiree health care benefits and is comparable to the benefit assumed in the most recent actuarial valuation.

10.   EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton of $1.3 million and $2.2 million, respectively, for the three and six-month periods ended June 30, 2007 and $1.3 million and $2.5 million for the same periods ended June 30, 2006, respectively. Nicor received cash distributions from equity investees for the three and six-month periods ended June 30, 2007 of $2.2 million and $6.3 million, respectively, and $1.6 million and $3.3 million, respectively, for the same periods ended June 30, 2006.

11.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income (loss) and is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$18.0	$8.5	$65.2	$52.4
Other comprehensive income (loss), after tax	(1.3)	(.6)	5.4	(3.7)
Total comprehensive income	$16.7	$7.9	$70.6	$48.7

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.   BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):
	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended June 30, 2007
Operating revenues
External customers	$416.7	$97.0	$43.2	$-	$556.9
Intersegment	14.7	-	1.9	(16.6)	-
	$431.4	$97.0	$45.1	$(16.6)	$556.9

Operating income (loss)	$13.8	$8.3	$8.0	$(.2)	$29.9

Three months ended June 30, 2006
Operating revenues
External customers	$324.7	$94.5	$32.1	$-	$451.3
Intersegment	13.4	-	4.6	(18.0)	-
	$338.1	$94.5	$36.7	$(18.0)	$451.3

Operating income (loss)	$16.2	$8.7	$1.1	$(9.1)	$16.9

Six months ended June 30, 2007
Operating revenues
External customers	$1,593.0	$196.1	$102.5	$-	$1,891.6
Intersegment	46.8	-	19.2	(66.0)	-
	$1,639.8	$196.1	$121.7	$(66.0)	$1,891.6

Operating income (loss)	$84.7	$18.2	$5.3	$(1.7)	$106.5

Six months ended June 30, 2006
Operating revenues
External customers	$1,494.7	$189.8	$86.2	$-	$1,770.7
Intersegment	54.2	-	14.9	(69.1)	-
	$1,548.9	$189.8	$101.1	$(69.1)	$1,770.7

Operating income (loss)	$74.6	$19.0	$(6.2)	$(4.4)	$83.0

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and six months ended June 30, 2007 were $0.5 million and ($0.1) million, respectively, and $1.2 million and $6.4 million, respectively, for the same periods in 2006. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

Operating income (loss) in the “Corporate and eliminations” column for the three and six months ended June 30, 2006 includes a $10 million charge (non-deductible for tax purposes) associated with the SEC inquiry. For more information, see Note 14 - Contingencies - SEC and U.S. Attorney Inquiries.

13.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees. The company has issued guarantees of affiliate obligations to vendors and other third parties, requiring Nicor to pay the obligations should its affiliates default. The obligations of the company’s wholly owned subsidiaries are reflected in Nicor’s Condensed Consolidated Balance Sheets, while the obligations of its unconsolidated equity investments are not.

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains. This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $16 million at June 30, 2007. Nicor believes the likelihood of any such payment by TEL is remote, and no liability has been recorded for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes. Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred. Repair expenses of $1.5 million and $3.2 million were incurred in the three and six months ended June 30, 2007, respectively, and $1.3 million and $2.8 million, respectively, for the same periods last year.

Indemnities. In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 14 - Contingencies - Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company as noted above of $1.6 million, as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC would be parties. The SEC commissioners approved the settlement in March 2007 and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, the company was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. The company neither admits nor denies any wrongdoing. In July 2006, the company deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

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

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters. The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas. As of June 30, 2007, Nicor Gas had remaining an estimated liability of $3.1 million related to inspection, cleanup and legal defense costs. This represents management’s best estimate of future costs based on an evaluation of currently available information. Actual costs may vary from this estimate.

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

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. On July 24, 2007, Nicor Gas and ComEd entered into an agreement in principle concerning final cost allocations. The agreement in principle provides for final cost sharing that would have the effects of preserving the equal sharing with respect to mutually agreed clean up costs incurred to date under the interim agreement and of allocating to Nicor Gas 51.73 percent of future clean up costs for twenty four sites and no portion of the future clean up costs for fourteen other sites. The agreement in principle is subject, among other things, to negotiation of a definitive agreement and approval of that definitive agreement by the ICC. The matter currently is stayed pursuant to the panel’s order and is expected to be stayed pending the negotiation and ICC review of the definitive agreement. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2007, the company had recorded a liability in connection with these matters of $17.0 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Additional lawsuits were later filed related to this same former manufactured gas plant site. These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company. The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007. Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto, if any, and has not recorded a liability associated with those other pending matters.

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto, if any, and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

PCBs. In June 2007, Nicor Gas notified the United States Environmental Protection Agency (“USEPA”) of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois. Nicor Gas has cleaned up the PCBs at these four homes. On July 13, 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act. In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system. The subpoena seeks documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas. Nicor Gas is providing responsive documentation to the USEPA and the Illinois Attorney General as requested, including information about the presence of PCBs in its system. Nicor Gas also is sample testing additional customer locations. While Nicor is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Net income and diluted earnings per common share are presented below for the three and six-month periods ended June 30, 2007 and 2006 (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$18.0	$8.5	$65.2	$52.4

Diluted earnings per common share	$.40	$.19	$1.44	$1.18

Included in net income and diluted earnings per common share for the second quarter of 2006 is a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s SEC inquiry. Year-to-date 2007 net income and diluted earnings per common share include pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries. Included in year-to-date 2006 net income and diluted earnings per share is the $10 million charge mentioned above and a pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program.

Quarter over quarter comparisons (excluding the items noted above) reflect improved operating results in the company’s other energy-related businesses, partially offset by lower operating results in the company’s gas distribution and shipping businesses, lower corporate operating income and the absence of certain income tax benefits. Year-to-date comparisons (excluding the items noted above) reflect improved operating results in the company’s gas distribution and other energy-related businesses, partially offset by lower operating results in the company’s shipping business and lower corporate operating income. Year-to-date comparisons were also impacted by the effects of certain income tax benefits recognized in 2006 and higher average shares outstanding in 2007.

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

Operating income by segment. Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Gas distribution	$13.8	$16.2	$84.7	$74.6
Shipping	8.3	8.7	18.2	19.0
Other energy ventures	8.0	1.1	5.3	(6.2)
Corporate and eliminations	(0.2)	(9.1)	(1.7)	(4.4)
	$29.9	$16.9	$106.5	$83.0

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income decreased $2.4 million in the second quarter of 2007 compared to the prior-year period due primarily to the negative impact of lower gains on property sales ($1.7 million decrease), higher operating and maintenance expenses ($1.5 million increase) and higher depreciation expense ($1.4 million increase), partially offset by higher gas distribution margin ($2.3 million increase).

Operating income increased $10.1 million for the six months ended June 30, 2007 compared to the prior-year period due primarily to the positive impact of higher gas distribution margin ($8.5 million increase), higher mercury-related recoveries ($4.4 million increase) and lower operating and maintenance expenses ($1.5 million decrease), partially offset by the negative impacts of higher depreciation expense ($2.8 million increase) and lower gains on property sales ($1.8 million decrease).

•
Shipping operating income decreased $0.4 million and $0.8 million for the three and six months ended June 30, 2007 compared to the prior-year periods. Higher operating revenues ($2.5 million and $6.3 million increases, respectively) were more than offset by higher operating costs ($2.9 million and $7.1 million increases, respectively). Higher operating revenues were attributable primarily to higher volumes shipped ($4.5 million and $7.9 million increases, respectively). Higher operating costs were attributable primarily to increased transportation-related costs on higher volumes shipped ($1.2 million and $2.5 million increases, respectively), employee-related costs ($0.6 million and $2.8 million increases, respectively) and leased freight equipment ($0.5 million and $1.0 million increases, respectively).

•
Nicor’s other energy ventures operating income increased $6.9 million in the second quarter of 2007 compared to the prior-year period due to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($4.0 million increase), and higher operating income at Nicor’s energy-related products and services businesses ($2.9 million increase) due to the recognition of previously deferred revenues associated with its utility bill management contracts and improved average contract margin. Improved operating results at Nicor Enerchange were due primarily to positive fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory.

Operating income increased $11.5 million for the six months ended June 30, 2007 compared to the prior-year period due to higher operating income at Nicor Enerchange ($9.8 million increase), and higher operating income at Nicor’s energy-related products and services businesses ($1.8 million increase) due primarily to an increase in customer contracts. Improved operating results at Nicor Enerchange were due primarily to favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by the absence of the 2006 significant positive fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory.

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

•
Corporate and eliminations operating loss for the three and six months ended June 30, 2007 decreased $8.9 million and $2.7 million, respectively, when compared to the corresponding prior-year periods due primarily to the absence of the $10 million charge (non-deductible for tax purposes) in the second quarter of 2006 associated with the SEC inquiry, partially offset by a reduction in the benefit from a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($0.7 million and $6.5 million decreases, respectively). In the three and six months ended June 30, 2007, the company recorded a $0.5 million benefit and a $0.1 million charge associated with this hedge, in comparison to prior year benefits of $1.2 million and $6.4 million, respectively. Benefits or costs resulting from variances from normal weather are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries. The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk. The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review. The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues. Operating revenues by major business segment are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Gas distribution	$431.4	$338.1	$1,639.8	$1,548.9
Shipping	97.0	94.5	196.1	189.8
Other energy ventures	45.1	36.7	121.7	101.1
Corporate and eliminations	(16.6)	(18.0)	(66.0)	(69.1)
	$556.9	$451.3	$1,891.6	$1,770.7

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the second quarter of 2007 compared to the prior-year period, gas distribution revenues increased $93.3 million. Operating revenues were impacted by higher natural gas costs (approximately $75 million increase) and colder weather than 2006 (approximately $30 million increase). For the six months ended June 30, 2007 compared to the prior-year period, gas distribution revenues increased $90.9 million. Operating revenues were impacted by colder weather than 2006 (approximately $185 million increase) and higher demand unrelated to weather (approximately $55 million increase), partially offset by lower natural gas prices (approximately $135 million decrease).

For the three and six months ended June 30, 2007, shipping segment operating revenues increased $2.5 million and $6.3 million, respectively, compared with the prior-year periods due to higher volumes shipped ($4.5 million and $7.9 million increases, respectively), partially offset by lower average rates ($2.0 million and $1.5 million decreases, respectively). Volumes were higher due primarily to increased interisland shipments. Volumes continue to be adversely impacted by increased competition in several of the ports served, the strategic decision not to compete for certain low margin business, and changing global trade patterns. Lower average rates were due primarily to the increase in interisland shipments, increased competition in several of the ports served, and the absence of certain 2006 cost recovery surcharges for fuel.

Operating revenues in the second quarter of 2007 for Nicor’s other energy ventures increased $8.4 million from the prior-year period due to higher revenues at Nicor’s energy-related products and services businesses ($4.3 million increase) attributable to an increase in customer contracts, improved average contract margin and the recognition of previously deferred revenues associated with its utility-bill management contracts, and higher revenues at Nicor Enerchange ($4.1 million increase). Higher revenues at Nicor Enerchange were due primarily to positive fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory. Operating revenues for the six months ended June 30, 2007 increased $20.6 million from the prior-year period due to higher revenues at Nicor’s energy-related products and services businesses ($10.6 million increase) due primarily to an increase in utility-bill management contracts, and higher revenues at Nicor Enerchange ($10.0 million increase). Higher revenues at Nicor Enerchange were due primarily to favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by the absence of the 2006 significant positive fair value adjustments related to derivative instruments used to hedge purchases and sales of natural gas inventory.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Gas distribution revenues	$431.4	$338.1	$1,639.8	$1,548.9
Cost of gas	(281.6)	(194.1)	(1,230.0)	(1,150.8)
Revenue tax expense	(28.5)	(25.0)	(99.6)	(96.4)
Gas distribution margin	$121.3	$119.0	$310.2	$301.7

Gas distribution margin increased $2.3 million in the second quarter of 2007 compared with the corresponding prior-year period due to colder weather than in 2006 (approximately $2 million increase).

Year-to-date 2007 gas distribution margin increased $8.5 million compared with the corresponding prior-year period due primarily to colder weather than in 2006 (approximately $12 million increase) and higher demand unrelated to weather (approximately $7 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $5 million decrease).

Gas distribution operating and maintenance expense. Gas distribution operating and maintenance expense increased $1.5 million to $62.1 million in the second quarter of 2007 from $60.6 million in the prior-year period due to higher bad debt expense ($3.4 million increase). Year-to-date operating and maintenance expense decreased $1.5 million to $141.8 million from $143.3 million in the prior-year period due to lower company use gas and storage-related gas costs ($8.4 million decrease) attributable largely to lower natural gas prices, partially offset by higher bad debt expense ($4.6 million increase) and higher payroll and benefit-related costs ($2.1 million increase).

Other gas distribution operating expenses. Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program. Year-to-date 2007 mercury-related recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - Mercury.

Property sale gains vary from year-to-year depending upon property sales activity. The company realized pretax gains on sales of property of $0.8 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. Substantially all of these gains were recognized in the second quarter for both years. The company continues to assess its ownership of certain real estate holdings.

Shipping operating expenses. Second quarter and year-to-date 2007 shipping segment operating expenses increased $2.9 million and $7.1 million, respectively, compared with the corresponding prior-year periods. Higher operating costs were attributable primarily to increased transportation-related costs on higher volumes shipped ($1.2 million and $2.5 million increases, respectively), employee-related costs ($0.6 million and $2.8 million increases, respectively) and leased freight equipment ($0.5 million and $1.0 million increases, respectively).

Other energy ventures operating expenses. Second quarter and year-to-date 2007 other energy ventures operating expenses increased $1.5 million and $9.1 million, respectively, compared with the corresponding prior-year periods. These increases were due to higher expenses at Nicor’s energy-related products and services businesses ($1.4 million and $8.8 million increases, respectively) attributable to costs related to an increase in customer contracts ($2.2 million and $8.2 million increases, respectively).

Litigation charge. In the second quarter of 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the SEC inquiry. In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million. The SEC Commissioners approved the tentative settlement in March 2007. A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement and the funds held in escrow were released. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - SEC and U.S. Attorney Inquiries.

Interest expense. Interest expense of $10.1 million in the second quarter of 2007 increased $1.0 million over the prior-year period due primarily to higher estimated interest on income tax matters ($1.2 million increase), partially offset by lower average borrowing levels ($0.5 million decrease). Interest expense of $23.9 million for the six-month period ended June 30, 2007 decreased $0.5 million over the corresponding prior period due to lower average borrowing levels ($3.4 million decrease), partially offset by higher estimated interest on income tax matters ($1.5 million increase). Lower average borrowings were attributable, in part, to the $40 million Tropical Shipping term loan, which was paid in full by the fourth quarter of 2006.

Net equity investment income. Net equity investment income decreased $1.0 million and $1.8 million for the three and six-month periods ended June 30, 2007, respectively, over the corresponding prior-year periods due, in part, to the absence of income from an equity investment sold in the third quarter of 2006 ($0.5 million and $0.9 million decreases, respectively) and higher losses on affordable housing investments ($0.6 million increase for the three and six-month periods).

Income taxes. Effective January 2006, the company reorganized certain of its shipping and related operations primarily to take advantage of certain provisions of the Jobs Act that provide the opportunity for future tax savings. In connection with these activities, a net income tax benefit of approximately $6 million was recorded in the first quarter of 2006 from the elimination of certain deferred taxes offset, in part, by approximately $2 million in current tax expense recognized in the first half of 2006 also associated with these activities. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation. In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company. For the three and six-month periods ended June 30, 2007, income tax expense has not been provided on approximately $5 million and $13 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $4 million and $11 million, respectively, for the comparable periods in 2006.

The effective income tax rate for the six months ended June 30, 2007 increased to 27.2 percent from 23.1 percent for the prior-year period. The lower rate for the first six months of 2006 reflects the recognition of additional tax benefits related to the first quarter 2006 reorganization of the company’s shipping and related operations and second quarter 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business) offset, in part, in the second quarter of 2006 by the non-deductible $10 million charge associated with the company’s SEC inquiry. The effective income tax rate for the quarter ended June 30, 2007 decreased to 25.6 percent from 36.8 percent for the quarter ended June 30, 2006, due primarily to the absence in 2007 of the previously mentioned non-deductible $10 million SEC charge offset, in part, by favorable adjustments associated with tax audits, which were both recognized in the second quarter of 2006.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Operating revenues (millions)
Sales
Residential	$281.0	$217.8	$1,116.2	$1,070.7
Commercial	74.2	45.8	267.5	245.4
Industrial	7.3	4.1	30.0	29.2
	362.5	267.7	1,413.7	1,345.3
Transportation
Residential	7.3	6.5	19.6	15.8
Commercial	11.6	16.7	42.4	41.9
Industrial	7.8	9.5	20.2	19.5
Other	1.5	.5	9.4	.9
	28.2	33.2	91.6	78.1
Other revenues
Revenue taxes	28.9	26.0	101.2	98.6
Environmental cost recovery	1.6	1.3	7.1	6.4
Chicago Hub	2.2	3.3	9.7	5.8
Other	8.0	6.6	16.5	14.7
	40.7	37.2	134.5	125.5
	$431.4	$338.1	$1,639.8	$1,548.9
Deliveries (Bcf)
Sales
Residential	24.8	24.7	124.3	107.7
Commercial	7.1	5.7	30.1	24.7
Industrial	.7	.5	3.5	3.0
	32.6	30.9	157.9	135.4
Transportation
Residential	2.4	2.2	12.1	9.5
Commercial	11.7	11.9	48.8	45.7
Industrial	23.7	24.0	56.6	54.7
	37.8	38.1	117.5	109.9
	70.4	69.0	275.4	245.3
Customers at end of period (thousands) (1)
Sales
Residential	1,799	1,804
Commercial	125	123
Industrial	7	7
	1,931	1,934
Transportation
Residential	169	153
Commercial	55	57
Industrial	6	6
	230	216
	2,161	2,150

Other statistics
Degree days	636	560	3,654	3,217
Warmer than normal (2)	(7)%	(18)%	(1)%	(13)%
Average gas cost per Mcf sold	$8.58	$6.22	$7.69	$8.46

(1) The company redefined the customer count methodology in April 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

TEUs shipped (thousands)	50.5	48.2	101.3	97.3
Revenue per TEU	$1,923	$1,963	$1,936	$1,951
At end of period
Ports served	27	27
Vessels operated	18	18

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

Net cash flow provided from operating activities decreased $225.3 million to $586.9 million for the six months ended June 30, 2007 from $812.2 million in the prior-year period. The decrease is primarily due to the impact of natural gas prices and weather on the gas distribution segment’s working capital.

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

Investing activities. Net cash flow used for investing activities increased $2.0 million to $88.0 million for the six months ended June 30, 2007 from $86.0 million in the prior year.

Financing activities. In June 2007, Fitch revised Nicor Gas’ short-term commercial paper rating to “F1” from “F1+”. The revision of Nicor Gas’ short term rating reflects a change by Fitch in its short-term ratings methodology. Per a Fitch press release dated June 28, 2007, “The short term rating revision does not reflect any change in the credit profile of Nicor Gas.” All other credit ratings for Nicor and Nicor Gas have not changed since the filing of the December 31, 2006 Annual Report on Form 10-K.

Long-term debt. In the first six months of 2006, Tropical Shipping repaid $17 million of its $40 million, two-year senior unsecured term loan. The repayment was primarily financed through the company’s cash flows from operating activities. This loan was paid in full by the fourth quarter of 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had no commercial paper borrowings outstanding at June 30, 2007 and 2006, and $350 million of commercial paper borrowings outstanding at December 31, 2006. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2007. The company believes it is in compliance with all debt covenants. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends. Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the second quarter of 2007. This quarterly dividend rate was also applicable in 2006. The company paid dividends on its common stock of $41.9 million and $41.4 million for the year-to-date periods ended June 30, 2007 and 2006, respectively. Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company as noted above of $1.6 million, as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC would be parties. The SEC commissioners approved the settlement in March 2007 and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, the company was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. The company neither admits nor denies any wrongdoing. In July 2006, the company deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. The $10 million fine is not deductible for federal or state income tax purposes. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

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

PCBs. Information about PCB contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 14 - Contingencies - PCBs.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and SFAS No. 157, Fair Value Measurements. In 2007, the FASB issued FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas and other fuel prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; accidents, leaks, equipment failures, service interruptions, environmental pollution, and other operating risks; tourism and construction in the Bahamas and Caribbean region; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major customers, transporters, suppliers and contractors; labor relations; and acts of terrorism.

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

Various state tax and fee increases may occur in the states in which the company operates. The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies. New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities. There have been no repurchases under this program during the first six months of 2007 or 2006. As of June 30, 2007, $21.5 million remained authorized for the repurchase of common stock.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 26, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation. Voting results reported below are for shares eligible to vote as of the record date, February 27, 2007.

Nominees for directors, as listed in the proxy statement, were elected as indicated below. There were no “broker nonvotes.” Votes were cast as follows:

Nominee	For	Withheld
Robert M. Beavers, Jr.	38,264,455	1,085,414
Bruce P. Bickner	38,269,206	1,080,663
John H. Birdsall, III	38,005,649	1,344,220
Norman R. Bobins	38,399,990	949,879
Thomas A. Donahoe	38,411,178	938,691
Brenda J. Gaines	38,299,891	1,049,978
Raymond A. Jean	38,479,952	869,917
Dennis J. Keller	38,253,468	1,096,401
R. Eden Martin	37,100,236	2,249,633
Georgia R. Nelson	38,273,811	1,076,058
John Rau	38,374,692	975,177
John F. Riordan	38,434,822	915,047
Russ M. Strobel	38,256,743	1,093,126

The stockholders ratified the appointment of Deloitte & Touche LLP as independent public accountants of the company for 2007. There were no “broker nonvotes”. Votes were cast as follows:

For	Against	Abstain
37,922,767	931,053	496,049

A proposal by a shareholder recommended adoption of a simple majority stockholder vote requirement applicable to the greatest number of shareholder voting issues possible. Votes were cast as follows:

For	Against	Abstain	Broker Nonvotes
19,306,263	9,735,743	890,919	9,416,944

Item 6.         Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 3.09.)

10.01		Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008.

10.02		Nicor Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008.

10.03		Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

99.01		Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company.

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

Nicor Inc.

July 31, 2007	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)