Form 10-K
period 2007-12-31
NICOR INC
filed 2008-02-26
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

The aggregate market value of common stock (based on the June 29, 2007 closing price of $42.92) held by non-affiliates of the registrant was approximately $1.9 billion.  As of February 15, 2008, there were 45,135,079 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2008 Annual Meeting Definitive Proxy Statement, to be filed on or about March 12, 2008, are incorporated by reference into Part III.

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

D&O.  Directors and Officers.

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

LIFO.  Last-in, first-out.

Mcf, MMcf, Bcf.  Thousand cubic feet, million cubic feet, billion cubic feet.

MMBtus.  Million British thermal units.

Nicor Advanced Energy.  Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy), a wholly owned business that provides natural gas and related services on an unregulated basis to residential and small commercial customers.

ii

Nicor Enerchange.  Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company) is a regulated wholly owned public utility business and one of the nation’s largest distributors of natural gas.

Nicor.  Nicor Inc., or the registrant.

Nicor Services.  Nicor Energy Services Company, a wholly owned business that provides customer and prospect management services to businesses and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

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

PCBs.  Polychlorinated Biphenyls.

PGA.  Purchased Gas Adjustment.

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

TEL.  Tropic Equipment Leasing, Inc., an indirectly wholly owned subsidiary of Nicor, holds the company’s interest in Triton.

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

Nicor, an Illinois corporation formed in 1976, is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a leading transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company.  As a consolidated group, Nicor had approximately 3,900 employees at year-end 2007.

Summary financial information for Nicor’s major business segments is included in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Business Segment and Geographic Information.  The following sections describe Nicor’s larger businesses.  Certain terms used herein are defined in the glossary on pages ii and iii.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse and its customer base has grown over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Gas Distribution Statistics on page 24 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,100 employees at year-end 2007.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities.  Franchise agreement terms range up to 50 years.  Currently, about one-quarter of the agreements will expire within five years.

Customers have the option of purchasing their own natural gas supplies, with delivery of the gas by Nicor Gas.  The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels.  The choice of transportation service as compared to natural gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.  Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

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

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers.  It also purchases transportation and storage services from the interstate pipelines that are regulated by the FERC.  When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of natural gas charged to customers.

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

Natural gas supply.  Nicor Gas maintains a diversified portfolio of natural gas supply contracts.  Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation.  Natural gas supply pricing is generally tied to published price indices so as to approximate current market prices.  These supply contracts also may require the payment of fixed demand charges to ensure the availability of supplies on any given day.

The company also purchases natural gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.  Spot natural gas purchases accounted for about 35 percent of the company’s total natural gas purchases in the last three years.  The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility.  A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own natural gas supplies.  About one-half of the natural gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation.  Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America.  The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	968,000	Various dates through March 2012
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	203,000	October 2009
Midwestern Gas Transmission Company	247,000	October 2009
Northern Natural Gas Company	206,000	October 2011
ANR Pipeline	125,000	Various dates through October 2012
Texas Gas	47,000	March 2009

The company has rights of first refusal for contract extensions except for the TGPC contract and only 100,000 of the 125,000 for the ANR Pipeline contract.  In addition to the above contracts, Nicor Gas enters into short-term winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility.  The availability numbers shown above represent maximums during the winter heating season.  In some cases, the contract levels are lower during the summer period.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and up to 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

Competition/Demand

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory.  Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a rate that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the rate became effective in 1987.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal would impact Nicor Gas’ net income by approximately $1.6 million.

The effect of weather variations on Nicor Gas’ results is offset, in part, due to weather risks within the consolidated Nicor group related to the utility-bill management products marketed by Nicor Solutions and Nicor Advanced Energy.  The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas.  In 2007 and 2005, weather was near normal, resulting in no significant offsetting impact.  In 2006, the offsetting impact related to utility-bill management products was about one-half of the gas distribution weather effect.

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

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase.  For additional information about the rate order, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 19 – Rate Proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites.  This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations.  Changes in these rules can impact operating and capital costs.

A PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total natural gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The results of the PBR plan are currently under ICC review.  Additional information on the plan and the ICC review are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – PBR Plan.

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

Additional information about Nicor Gas’ business is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

SHIPPING

Tropical Shipping is a transporter of containerized freight in the Bahamas and the Caribbean, a region generally characterized by modest market growth and intense competition.  The company is a major carrier of exports from the east coast of the United States and Canada to these regions.  The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean and the Bahamas, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships.  The balance of Tropical Shipping’s cargo consists primarily of interisland shipments and northbound shipments of apparel and agricultural products.  Other related services such as inland transportation and cargo insurance are also provided by Tropical Shipping or other Nicor subsidiaries.

At December 31, 2007, Tropical Shipping’s operating fleet consisted of 11 owned vessels and 8 chartered vessels with a container capacity totaling approximately 5,900 TEUs.  In addition to the vessels, the company owns and/or leases containers, container-handling equipment, chassis and other equipment.  Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

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

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

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

Additional information about Nicor’s other energy ventures is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

CORPORATE

Nicor has various equity investments, the largest of which is Triton, a cargo container leasing business.  Additional information on Nicor’s equity investments are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Equity Investment Income, Net.

AVAILABLE INFORMATION

Nicor files various reports with the SEC.  These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) of the Securities Exchange Act of 1934.  Nicor makes all of these reports available without charge to the public on the investor section of the company’s Internet site at www.nicor.com as soon as reasonably practicable after Nicor files them with, or furnishes them to, the SEC.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2007 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

Most of Nicor Gas’ other charges are changed only through a rate case proceeding with the ICC.  The charges established in a rate case proceeding are based on an approved level of operating costs and investment in utility property and are designed to allow the company an opportunity to recover those costs and to earn a fair return on that investment based upon an estimated volume of annual natural gas deliveries.  To the extent Nicor Gas’ actual costs to provide utility service are higher than the levels approved by the ICC, or its actual natural gas deliveries are less than the annual volume estimated by the ICC, Nicor Gas’ results of operations, cash flows and financial condition could be adversely affected until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

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

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites for which the company may in part be responsible.  Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs.  A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

An adverse decision in the proceeding concerning Nicor Gas’ PBR Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan was terminated effective January 1, 2003.  There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations in a pending proceeding.  An adverse decision in this proceeding could result in a refund to ratepayers or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity.  If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines with which it or its natural gas suppliers have contracts and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

Fluctuations in weather, conservation and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor’s gas distribution segment has historically delivered less natural gas, and consequently may earn less income.  Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition. In addition, factors including, but not limited to, conservation and the use of alternative fuel sources could also adversely affect the delivery of natural gas to customers.

Conversely, results from products sold by Nicor Solutions and Nicor Advanced Energy generally benefit from milder than normal weather.  Nicor Solutions and Nicor Advanced Energy offer utility-bill management products that mitigate and/or eliminate the risks to customers of variations in weather.  Benefits or costs related to these products resulting from variances from normal weather are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  To the extent weather is colder than normal in the future, Nicor Solutions and Nicor Advanced Energy’s results of operations, cash flows and financial condition could be adversely affected.

Natural gas commodity price changes may affect the operating costs and competitive positions of the company’s businesses which could adversely affect its results of operations, cash flows and financial condition.

Nicor’s energy-related businesses are sensitive to changes in natural gas prices. Natural gas prices historically have been volatile and may continue to be volatile in the future.  The prices for natural gas are subject to a variety of factors that are beyond Nicor’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, natural disasters, political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor’s energy-related businesses charge, operating costs and the competitive position of products and services.  In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas.  However, changes in natural gas prices can also impact certain operating expenses such as bad debt expense, company use gas and storage-related natural gas expenses, financing costs and customer service expenses, and these changes can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case.  Increases in natural gas prices can also have an adverse effect on natural gas distribution margin because such increases can result in lower customer demand.

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

Nicor’s use of derivative instruments could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor’s derivative instruments and hedging transactions do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations, cash flows and financial condition could be adversely affected.

Adverse decisions in lawsuits seeking a variety of damages allegedly caused by mercury spillage could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of equipment.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.  Adverse decisions regarding these claims, if not fully covered by such insurance, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Tropical Shipping’s business consists primarily of the shipment of building materials, food and other necessities from the United States and Canada to developers, manufacturers and residents in the Bahamas and the Caribbean region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships.  As a result, Tropical Shipping’s results of operations, cash flows and financial condition can be significantly affected by adverse general economic conditions in the United States, Bahamas, Caribbean region and Canada.  Also, a shift in buying patterns that results in such goods being sourced directly from other parts of the world, including China and India, rather than the United States and Canada, could significantly affect Tropical Shipping’s results of operations, cash flows and financial condition.

The occurrence of hurricanes, storms and other natural disasters in Tropical Shipping’s area of operations could adversely affect its results of operations, cash flows and financial condition.

Tropical Shipping’s operations are affected by weather conditions in Florida, Canada, the Bahamas and Caribbean regions.  During hurricane season in the summer and fall, Tropical Shipping may be subject to revenue loss, higher operating expenses, business interruptions, delays, and ship, equipment and facilities damage which could adversely affect Tropical Shipping’s results of operations, cash flows and financial condition.

Nicor has credit risk that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor extends credit to its counterparties.  Despite what the company believes to be prudent credit policies and the maintenance of netting arrangements, the company is exposed to the risk that it may not be able to collect amounts owed to it.  If counterparties fail to perform and any collateral the company has secured is inadequate, it could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters.  Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition.

Changes in taxation could adversely affect the company’s results of operations, cash flows and financial condition.

Various tax and fee increases may occur in locations in which the company operates.  The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor’s other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described above are not the only risks Nicor faces although they are the most significant risks. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, and Item 8 – Notes to the Consolidated Financial Statements – Note 10 – Income Taxes and Note 21 – Contingencies for further discussion of these and other risks Nicor faces.

Item 1B.         Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1 – Business, and is incorporated herein by reference.  These properties are suitable, adequate and utilized in the company’s operations.

Item 3.	Legal Proceedings

See Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Current Position and Background

Russ M. Strobel	55	Chairman, Nicor and Nicor Gas (since 2005); Chief Executive Officer, Nicor (since 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002).

Richard L. Hawley	58	Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003).

Rocco J. D’Alessandro	49	Executive Vice President Operations, Nicor Gas (since 2006); Senior Vice President Operations, Nicor Gas (2002-2006).

Daniel R. Dodge	54	Executive Vice President Diversified Ventures, Nicor (since November 2007); Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (2002-2007).

Claudia J. Colalillo	58	Senior Vice President Human Resources and Corporate Communications, Nicor and Nicor Gas (since 2002).

Paul C. Gracey, Jr.	48	Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2006); Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002-2006).

Gerald P. O’Connor	56
Senior Vice President Finance and Strategic Planning, Nicor and Nicor Gas (since October 2007); Senior Vice President Finance and Treasurer, Nicor and Nicor Gas (2006-2007); Vice President Administration and Finance, Nicor and Nicor Gas (2004-2006); Temporary General Manager - Internal Audit, Nicor and Nicor Gas (2003-2004); Partner, Tatum Partners L.L.C., professional services (2003-2004).

Douglas M. Ruschau	49	Vice President and Treasurer, Nicor and Nicor Gas (since October 2007); Vice President Finance and Treasurer, Peoples Energy (2002-2007).

Karen K. Pepping	43
Vice President and Controller, Nicor and Nicor Gas (since 2006); Assistant Vice President and Controller, Nicor and Nicor Gas (2005-2006); Assistant Controller, Nicor and Nicor Gas (2003-2005); Assistant Corporate Controller, Wallace Computer Services, Inc., commercial printing (2002-2003).

Rick Murrell	61	Chairman and President, Tropical Shipping and Construction Company Limited (since 2006); President and CEO, Tropical Shipping and Birdsall Inc. (1987-2005).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges.  At February 15, 2008, there were approximately 19,300 common stockholders of record and the closing stock price was $38.00.

	Stock price		Dividends
Quarter	High	Low	Declared

2007
First	$49.76	$44.46	$.465
Second	53.66	42.17	.465
Third	48.20	37.80	.465
Fourth	45.16	39.18	.465

2006
First	$43.12	$39.25	$.465
Second	42.29	38.72	.465
Third	44.40	41.01	.465
Fourth	49.92	42.38	.465

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during 2007 or 2006.  As of December 31, 2007, $21.5 million remained authorized for the repurchase of common stock.

STOCK PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for Nicor Common Stock, the S&P Utilities Index and the S&P 500 Index (both of which include Nicor Common Stock) as of December 31 of each of the years indicated, assuming $100 was invested on January 1, 2003, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return

	2003	2004	2005	2006	2007

Nicor	$106	$121	$135	$168	$158
S&P Utilities	126	157	183	221	264
S&P 500	129	143	150	173	183

Nicor Inc.

Item 6.	Selected Financial Data
(in millions, except per share data)

		Year ended December 31
		2007	2006	2005	2004	2003

Operating revenues		$3,176.3	$2,960.0	$3,357.8	$2,739.7	$2,662.7

Operating income		$206.5	$202.5	$201.7	$137.7	$189.4

Income before cumulative effect of
accounting change		$135.2	$128.3	$136.3	$75.1	$109.8	*

Net income		$135.2	$128.3	$136.3	$75.1	$105.3

Earnings per common share
Basic
Before cumulative effect of
accounting change		$2.99	$2.88	$3.08	$1.71	$2.49
Basic earnings per share		2.99	2.88	3.08	1.71	2.39

Diluted
Before cumulative effect of
accounting change		$2.99	$2.87	$3.07	$1.70	$2.48
Diluted earnings per share		2.99	2.87	3.07	1.70	2.38

Dividends declared per common share		$1.86	$1.86	$1.86	$1.86	$1.86

Property, plant and equipment
Gross		$4,611.7	$4,479.7	$4,351.3	$4,143.6	$3,999.5
Net		2,757.3	2,714.7	2,659.1	2,549.8	2,484.2

Total assets		$4,252.0	$4,090.1	$4,391.2	$3,975.2	$3,797.2

Capitalization
Long-term debt, net of
unamortized discount		$422.8	$497.5	$485.8	$495.3	$495.1
Mandatorily redeemable preferred stock		.6	.6	.6	1.6	1.8
Common equity		945.2	876.1	814.8	752.6	758.1	**
		$1,368.6	$1,374.2	$1,301.2	$1,249.5	$1,255.0

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

** Pursuant to FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, one of Nicor's subsidiaries,
Tropical Shipping, changed its accounting method for planned major maintenance to the direct expensing method effective January 1, 2007, and retrospectively increased retained earnings by $3.5 million as of the earliest period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2005 to 2007 and to discuss business trends that might affect Nicor.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):
	2007	2006	2005

Net income	$135.2	$128.3	$136.3

Diluted earnings per common share	$2.99	$2.87	$3.07

Net income and diluted earnings per common share for 2007 include pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.  Included in 2006 net income and diluted earnings per common share is a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s SEC inquiry and a pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program.  Year over year comparisons (excluding the effects of the items noted above) reflect improved operating results in the company’s gas distribution and other energy-related businesses, and lower interest expense, which were more than offset by lower operating results in the company’s shipping business, lower corporate operating income, lower income from equity investments and higher average shares outstanding in 2007.

Net income and diluted earnings per common share for 2006 include a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s SEC inquiry and a pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program.  Included in 2005 net income and diluted earnings per common share is a pretax benefit of $29.9 million ($.41 per share) related to net insurance recoveries and earnings thereon related to the securities class action and shareholder derivative lawsuit settlements, and a $17 million tax benefit ($.38 per share) recognized in 2005 in connection with the Jobs Act.  Year over year comparisons (excluding the effects of the items noted above) reflect improved operating results across all business segments and the recognition of certain income tax benefits including those resulting from the reorganization of certain shipping and related operations.

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

In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order.  The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the increase in annual net revenue decreased to $30.2 million from the estimated $34.7 million under the previous order.  Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense.  Storage related gas costs recorded in operating and maintenance expense during 2007, 2006 and 2005 totaled $14.9 million, $21.4 million and $6.5 million, respectively.  Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):
	2007	2006	2005

Gas distribution	$128.7	$123.9	$116.9
Shipping	45.4	47.5	40.4
Other energy ventures	34.0	26.6	14.1
Corporate and eliminations	(1.6)	4.5	30.3
	$206.5	$202.5	$201.7

The following summarizes operating income (loss) comparisons by major business segments:

•
Gas distribution operating income for 2007 increased $4.8 million as compared with 2006 due primarily to the positive effects of higher gas distribution margin ($8.1 million increase) and mercury-related recoveries ($4.4 million increase), partially offset by the negative impacts of higher depreciation expense ($5.5 million increase), operating and maintenance expenses ($1.3 million increase) and lower gains on property sales ($1.3 million decrease).

Gas distribution operating income increased $7.0 million in 2006 as compared with 2005 due to the positive effects of higher gas distribution margin ($19.0 million increase), a mercury-related recovery of $3.8 million and higher gains on property sales ($2.9 million increase).  These positive factors were partially offset by higher operating and maintenance expenses ($13.7 million increase) and depreciation expense ($5.6 million increase).

•
Shipping operating income for 2007 decreased $2.1 million as compared with 2006 as higher operating revenues ($5.6 million increase) were more than offset by higher operating costs ($7.7 million increase).  Higher operating revenues were attributable to higher volumes shipped ($6.8 million increase).  Higher operating costs were due primarily to higher transportation-related costs ($7.1 million increase) which includes fuel.

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

•
Operating income from Nicor’s other energy ventures for 2007 increased $7.4 million as compared with 2006 due to higher operating income at Nicor’s energy-related products and services businesses ($3.9 million increase) and higher operating income at Nicor Enerchange ($3.5 million increase).  Improved operating results at Nicor’s energy-related products and services businesses were due to higher operating revenues ($6.3 million increase) partially offset by higher operating expenses ($2.4 million increase).  Improved operating results at Nicor Enerchange were due primarily to the favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by lower positive fair value adjustments on derivative instruments used to hedge purchases and sales of natural gas inventory.

Operating income from Nicor’s other energy ventures for 2006 increased $12.5 million as compared with 2005 due primarily to higher operating income at Nicor Enerchange ($13.2 million increase), offset by lower operating results at Nicor’s energy-related products and services businesses ($0.6 million decrease).  Improved results at Nicor Enerchange were due primarily to a significant positive variation in fair value adjustments associated with derivatives hedging purchases and sales of inventory, partially offset by unfavorable costing of physical sales activity.  Lower operating results at Nicor’s energy-related products and services businesses were due to higher operating costs ($45.4 million increase) offset, in part, by higher operating revenues ($44.8 million increase).

Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale.  Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized.  However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change.  As a result, earnings are subject to volatility as the fair value of derivatives change, even when the underlying hedged value of the inventory is unchanged.  The volatility resulting from this accounting can be significant from period to period.

•	“Corporate and eliminations” operating income for 2007, 2006 and 2005 was impacted by the following items:

In 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the company’s SEC inquiry.  In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million.  The SEC Commissioners approved the tentative settlement in March 2007.  A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement.  For more information, see Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – SEC and U.S. Attorney Inquiries.

In 2006, corporate and eliminations’ operating income included approximately $9.5 million of benefits associated with Nicor’s other energy ventures’ utility-bill management products attributable to warmer than normal weather (excludes costs of approximately $0.7 million recorded within other energy ventures).  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

In 2006 and 2005, the company recognized insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuits.  The recoveries totaled $5.2 million and $2.8 million, respectively.

In 2005, the company recorded a $29.4 million recovery from an insurance carrier related to costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were settled in 2004 and a $0.5 million net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related D&O insurance recovery ($4.0 million).

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	2007	2006	2005

Gas distribution	$2,627.5	$2,452.3	$2,909.6
Shipping	403.9	398.3	378.5
Other energy ventures	244.5	215.9	157.0
Corporate and eliminations	(99.6)	(106.5)	(87.3)
	$3,176.3	$2,960.0	$3,357.8

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  For the year 2007, gas distribution revenues increased $175.2 million as compared to 2006 due to colder weather in 2007 (approximately $240 million increase) partially offset by lower natural gas prices (approximately $25 million decrease) and demand unrelated to weather (approximately $12 million decrease).

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

In 2007, shipping segment operating revenues increased $5.6 million over 2006 due to higher volumes shipped.  Volumes were higher due primarily to increased interisland shipments.  In 2006, shipping segment operating revenues increased $19.8 million over 2005 due to higher average rates ($40.0 million increase), partially offset by lower volumes shipped ($19.5 million decrease).  Rates were higher due to general rate increases across all markets and higher cost-recovery surcharges for fuel and security.  For 2007 and 2006, volumes shipped were adversely impacted by increased competition in several of the ports served, the strategic decision not to compete for certain low margin business, decreased construction cargo for hurricane recovery projects and changing global trade patterns.

The 2007 increase in revenues of $28.6 million for other energy ventures as compared with 2006 was due to higher revenues at Nicor Enerchange ($22.3 million increase) and Nicor’s energy-related products and services business ($6.3 million increase).  Higher revenues at Nicor Enerchange were due, in part, to the favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by lower positive fair value adjustments on derivative instruments used to hedge purchases and sales of natural gas inventory.  Higher revenues at Nicor’s energy-related products and services businesses were attributable to an increase in average customer contracts ($6.6 million increase).

The 2006 increase in revenues of $58.9 million for other energy ventures as compared with 2005 was due primarily to higher revenues at Nicor’s energy-related products and services business ($44.8 million increase) and Nicor Enerchange ($14.2 million increase).  Higher revenues at Nicor’s energy-related products and services businesses were attributable primarily to higher average prices ($17.5 million increase) and an increase in customer contracts ($17.0 million increase).  Higher revenues at Nicor Enerchange were due to a significant positive variation in fair value adjustments associated with derivatives hedging purchases and sales of inventory, partially offset by unfavorable costing of physical sales activity.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	2007	2006	2005

Gas distribution revenues	$2,627.5	$2,452.3	$2,909.6
Cost of gas	(1,906.5)	(1,743.7)	(2,212.4)
Revenue tax expense	(148.7)	(144.4)	(152.0)
Gas distribution margin	$572.3	$564.2	$545.2

For the year 2007, gas distribution margin increased $8.1 million from 2006 due to colder weather than in 2006 (approximately $17 million increase), partially offset by lower average distribution rates (approximately $6 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $2 million decrease).

For the year 2006, gas distribution margin increased $19.0 million from 2005 due primarily to the impact of the base rate increase (approximately $36 million) and higher demand unrelated to weather (approximately $5 million increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million decrease) and the passage of Chicago Hub revenues through the PGA rider effective with the rate order (approximately $8 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $1.3 million in 2007 as compared with the prior year. Higher bad debt expense ($14.9 million increase) was partially offset by lower company use gas and storage-related gas costs ($13.1 million decrease) attributable primarily to lower prices paid for natural gas.

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

Other gas distribution operating expenses.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related recoveries in 2007 reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007.  During 2006, a mercury-related recovery of $3.8 million was realized from a settlement reached with an independent contractor of Nicor Gas.  Net mercury-related costs (recoveries) were insignificant in 2005.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2007 and 2006, Nicor Gas realized pretax gains of $2.0 million and $3.3 million, respectively, on the sale of property.  Property sale gains and losses were insignificant during 2005.  The company continually assesses its ownership of certain real estate holdings.

Shipping operating expenses.  Shipping segment operating expenses increased $7.7 million in 2007 as compared with 2006 due primarily to higher transportation-related costs ($7.1 million increase) which includes fuel.

Shipping segment operating expenses increased $12.7 million in 2006 as compared with 2005 due to higher transportation-related costs ($6.3 million increase) which includes fuel, employee-related costs ($5.0 million increase), repairs and maintenance ($2.7 million increase) and leased freight equipment ($2.5 million increase), partially offset by lower legal and audit fees ($4.2 million decrease).  Included in legal and audit fees for 2005 were approximately $5.1 million of costs incurred in connection with the repatriation of funds and the reorganization of Tropical Shipping to take advantage of the benefits of the Jobs Act.

Operating expenses of other energy ventures.  The increase in 2007 operating expenses compared with 2006 was $21.2 million.  Approximately $18 million of the variance is related to transportation and storage charges at Nicor Enerchange.  In addition, there were higher expenses at Nicor’s energy-related products and services businesses ($2.4 million increase) reflecting higher costs associated with customer contracts ($2.9 million increase) due, in part, to an increase in average customer contracts.

The $46.4 million increase in the 2006 operating expenses compared with 2005 was due to higher expenses at Nicor’s energy-related products and services businesses ($45.4 million increase) reflecting a higher average cost of gas ($14.8 million increase), costs related to an increase in customer contracts ($12.4 million increase) and higher selling, general and administrative costs attributable to acquiring new customer contracts ($8.8 million increase).

Litigation charges (recoveries), net.  In 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) associated with the company’s SEC inquiry.  In July 2006, the company reached a tentative agreement with the staff of the SEC Enforcement Division in settlement of an anticipated civil action for a payment of $10 million.  The SEC Commissioners approved the tentative settlement in March 2007.  A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement.  For more information, see Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – SEC and U.S. Attorney Inquiries.

In 2005, the company recorded a $0.5 million net recovery which was comprised of a shareholder derivative action settlement ($3.5 million) and a related D&O insurance recovery ($4.0 million). Also in 2005, the company recorded $29.4 million of income related to the recovery from an insurance carrier of costs previously incurred by Nicor in connection with a securities class action and a related shareholder derivative action which were previously settled.  For more information, see Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Other.

Other corporate expenses and eliminations.  Other corporate operating expenses (income) were $1.8 million, ($5.2) million and ($0.8) million in 2007, 2006 and 2005, respectively.  In 2006 and 2005, the company recorded a benefit from insurance recoveries related to previously incurred legal expenses.  Also included in the amounts for all years presented are certain business development costs.

Intercompany eliminations were ($99.8) million, ($115.8) million and ($86.9) million in 2007, 2006 and 2005, respectively, and related primarily to utility-bill management products.

Interest expense.  Interest expense for 2007 decreased $11.2 million over the 2006 period.  This decrease reflects the impact of lower interest on income tax matters ($9.0 million decrease) and lower average borrowing levels.  In the fourth quarter of 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reduced its reserve for interest payable by $9.6 million.

Interest expense for 2006 increased $2.3 million over the 2005 period.  This increase reflects the impact of higher average interest rates ($2.5 million increase).

Net equity investment income.  Net equity investment income decreased $4.8 million in 2007 over 2006 due primarily to the sale in 2006 of an equity investment ($3.8 million decrease, of which $2.4 million related to a gain on the sale and $1.4 million related to equity income recognized in 2006).

Net equity investment income increased $1.8 million in 2006 over the 2005 period due primarily to a $2.4 million gain on a sale of an equity investment recognized in the third quarter of 2006 and higher income from EN Engineering ($0.8 million increase).  These items were partially offset by lower income from Triton ($1.6 million decrease).  Equity investment results include $5.1 million, $5.8 million and $7.4 million for 2007, 2006 and 2005, respectively, for Nicor’s share of income from Triton.

Interest income.  Interest income decreased $0.2 million in 2007 over 2006 due to lower investment balances, offset in part by higher average rates. Interest income increased $3.0 million in 2006 over 2005 and due to higher average rates and higher investment balances.

Income tax expense.  During December 2005, Nicor repatriated $132 million of cumulative undistributed earnings of foreign subsidiaries.  The repatriation was funded by cash available from foreign subsidiaries coupled with the proceeds received by Tropical Shipping in connection with the December 2005 issuance of a $40 million two-year senior unsecured term loan.  The federal income tax benefit resulting from the repatriation is approximately $17 million and was recognized in 2005.  In conjunction with the repatriation, Nicor reclassified approximately $7.6 million of deferred income tax liabilities to other income tax liabilities.

Effective January 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2007 and 2006, income tax expense has not been provided on approximately $39 million and $29 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.  In connection with these activities, a net income tax benefit of $5.2 million from the elimination of certain deferred income taxes and $4.7 million in current income tax expense was recorded in 2006.

The 2007 effective income tax rate of 26.6% reflects the ongoing benefit of untaxed foreign shipping earnings.  The 2006 effective income tax rate of 26.3% reflects the ongoing benefit of untaxed foreign shipping earnings, the recognition of tax benefits related to the reorganization of the company’s shipping and related operations and the non-deductible $10 million charge associated with the company’s SEC inquiry.  The 2005 effective tax rate of 20.3% reflects the benefits recorded in connection with the Jobs Act (approximately $17 million) offset, in part, by the adverse impact of recording net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent.

Nicor Inc.

Gas Distribution Statistics
	2007	2006	2005

Operating revenues (millions)
Sales
Residential	$1,791.4	$1,671.1	$2,031.4
Commercial	426.2	373.9	453.5
Industrial	47.6	42.8	61.8
	2,265.2	2,087.8	2,546.7
Transportation
Residential	31.1	32.0	27.9
Commercial	76.7	82.1	73.1
Industrial	37.5	41.0	39.2
Other	10.6	3.7	11.7
	155.9	158.8	151.9
Other revenues
Revenue taxes	149.6	147.7	156.4
Environmental cost recovery	10.9	11.6	21.0
Chicago Hub	19.0	26.4	11.5
Other	26.9	20.0	22.1
	206.4	205.7	211.0
	$2,627.5	$2,452.3	$2,909.6

Deliveries (Bcf)
Sales
Residential	201.8	185.9	200.2
Commercial	48.7	41.8	44.7
Industrial	5.7	5.0	6.3
	256.2	232.7	251.2
Transportation
Residential	19.7	17.0	18.9
Commercial	84.6	80.4	87.5
Industrial	107.8	108.6	113.0
	212.1	206.0	219.4
	468.3	438.7	470.6

Year-end customers (thousands) (1)
Sales
Residential	1,789	1,807	1,796
Commercial	128	123	120
Industrial	7	7	8
	1,924	1,937	1,924
Transportation
Residential	191	166	157
Commercial	54	57	58
Industrial	5	6	6
	250	229	221
	2,174	2,166	2,145

Other statistics
Degree days	5,756	5,174	5,783
Warmer than normal (2)	(1%)	(11%)	(1%)
Average gas cost per Mcf sold	$7.36	$7.44	$8.74

(1) The company redefined the customer count methodology in 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics	2007	2006	2005

TEUs shipped (thousands)	206.6	203.1	214.2
Average revenue per TEU	$1,955	$1,961	$1,764

At end of period
Ports served	26	27	25
Vessels operated	19	18	18

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

Investing activities.  Net cash flow used for investing activities was $193.9 million, $192.2 million and $154.7 million in 2007, 2006 and 2005, respectively.

Capital expenditures. Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.  Capital expenditures by business segment are presented below (in millions):

	Estimated
	2008	2007	2006	2005

Gas distribution	$225	$159	$164	$186
Shipping	19	14	17	11
Other energy ventures	5	4	6	3
	$249	$177	$187	$200

Gas distribution segment capital expenditures decreased in 2007 versus 2006 due to a reduction in costs for information technology system improvements (approximately $7 million decrease) and the impact of lower customer additions (approximately $6 million decrease), partially offset by higher expenditures associated with storage system projects (approximately $5 million increase).

Gas distribution segment capital expenditures decreased in 2006 versus 2005 due, in part, to the absence of expenditures related to the acquisition of a storage compressor in 2005 (approximately $9 million decrease) and a reduction in costs for information technology system improvements (approximately $8 million decrease).  In 2006, the company implemented a new customer care and billing system.

Capital expenditures in the gas distribution segment are expected to increase in 2008 versus 2007 due, in part, to higher expenditures associated with gas distribution, transmission and storage system improvements and facility construction.

Capital expenditures in the shipping segment decreased in 2007 due primarily to the purchase of a new vessel in 2006, partially offset by an increase in facility expansion and freight handling equipment.  Shipping segment capital expenditures for 2006 increased $6 million over 2005 due primarily to the previously mentioned vessel purchase.

Capital expenditures in the shipping segment are expected to increase in 2008 versus 2007 due primarily to higher expenditures related to freight equipment.

Additional investing activities.  Yearly fluctuations in additional investing activities include the following items:
•
Investing activities in 2007 as compared to 2006 reflect the release of the $10.0 million from escrow associated with the settlement of the company’s SEC inquiry and the net increase in 2007 of $32.8 million in other short-term investments primarily at the company’s shipping segment.

•
Investing activities in 2006 as compared to 2005 reflect the absence of proceeds from the 2005 sale of various investments, the 2006 $10.0 million funding of an escrow account associated with the settlement of the company’s SEC inquiry and net proceeds of $7.0 million associated with the company’s sale of an equity investment.

Financing activities.  The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

Standard
	& Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-2	F-1
Senior Unsecured Debt	AA-	n/a	A
Corporate Credit Rating	AA	n/a	n/a

	Standard & Poor’s	Moody’s	Fitch
Nicor Gas
Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA-	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In June 2007, Fitch revised Nicor Gas’ short-term commercial paper rating to “F-1” from “F-1+”.  The revision of Nicor Gas’ short term rating reflects a change by Fitch in its short-term ratings methodology.  Per a Fitch press release dated June 28, 2007, “The short-term rating revision does not reflect any change in the credit profile of Nicor Gas.”

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2007, Nicor Gas had the capacity to issue approximately $395 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor believes it is in compliance with its debt covenants and believes it will continue to remain so.  Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in December 2006.

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

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $369 million and $350 million of commercial paper borrowings outstanding at December 31, 2007 and 2006, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

The company expects to refinance the $75 million First Mortgage Bonds due in August 2008.

Common stock. Nicor maintained its quarterly common stock dividend rate during 2007 of $0.465 per common share.  The company paid dividends on its common stock of $84.1 million, $82.9 million and $82.1 million in 2007, 2006 and 2005, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

In 2001, Nicor announced a $50 million common stock repurchase program.  Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There were no purchases under this program in 2007, 2006 and 2005, and at December 31, 2007, $21.5 million remained authorized for the repurchase of common stock.

Preferred Stock.  In December 2007, Nicor redeemed 100 shares of 4.48% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $43 plus accrued unpaid dividends.  In November 2005, Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends.  There were 11,581 shares of the 4.48% Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2007.

Off-balance sheet arrangements.  Nicor has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Guarantees and Indemnities.  The company believes that it is not probable that these guarantees will have a material effect on its financial condition.

Contractual obligations.  As of December 31, 2007, Nicor had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$1,079.4	$289.3	$33.9	$2.9	$1,405.5
Long-term debt	75.0	50.0	75.0	300.0	500.0
Fixed interest on long-term debt	29.0	47.4	37.6	284.1	398.1
Operating leases	31.7	23.0	8.4	15.4	78.5
Other long-term obligations	1.1	.3	.1	.6	2.1
	$1,216.2	$410.0	$155.0	$603.0	$2,384.2

In addition to the contractual obligations included in the table above, Nicor has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued estimated unrecognized tax benefits of approximately $6 million at December 31, 2007, of which approximately $4 million is reasonably expected to be paid within the next 12 months.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing business segments.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2007 New York Mercantile Exchange futures prices.  The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space at other energy ventures.  Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $41.3 million, $41.7 million and $37.2 million in 2007, 2006 and 2005, respectively.  The decrease in rent expense in 2007 over 2006 was due primarily to a decrease in vessel charters in the shipping segment.

The increase in rent expense from 2006 to 2005 was primarily driven by the addition of equipment leases and higher charter rates in the shipping segment.

Nicor Gas signed an agreement in 2006 to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

Other.  Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

OUTLOOK

Nicor’s outlook assumes normal weather for 2008, but excludes, among other things, any future impacts associated with the ICC’s PBR plan/PGA review or other contingencies.   The company’s outlook also does not reflect the additional variability in earnings due to fair value accounting adjustments at Nicor Enerchange and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2008 earnings, they are currently not estimable.

Gas Distribution.  Nicor Gas expects lower pretax operating results due, in part, to higher operating and maintenance and depreciation costs and the absence of mercury-related recoveries.  Operating and maintenance expenses are expected to be higher due primarily to higher payroll and benefit-related costs and bad debt expense.

The company estimates that a 100-degree day variation from normal weather would affect Nicor Gas’ net income by approximately $1.6 million.  The consolidated impact, however, is generally reduced somewhat because of the natural weather hedge attributable to the utility-bill management products offered by certain of Nicor’s other energy ventures.

Nicor Gas is currently not earning its authorized return and is evaluating the need to file for rate relief.  Although Nicor Gas has not reached a final conclusion on whether or when it might file for rate relief, the company will not hesitate to seek relief in an amount fully sufficient to allow it an opportunity to earn a fair rate of return.  The ICC normally has 11 months to complete its review of a general rate filing.

Shipping.  Tropical Shipping’s operating results are expected to be lower when compared to 2007.  The company also continues to expect relatively low tax costs on operating earnings in 2008 attributable to the 2006 reorganization of certain shipping and related operations.

Other Energy Ventures.  The company expects lower operating results from its other energy ventures due to lower results from its wholesale natural gas marketing company.

Other.  Nicor Gas also expects earnings to be adversely impacted by the absence of the interest expense reduction recorded in 2007 resulting from the settlement with the IRS related to the timing of certain deductions.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2007.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan.  A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC was investigating, and a grand jury was also reviewing this matter.  In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC would be parties.  The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007.  Under the terms of the settlement, the company was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws.  The company neither admits nor denies any wrongdoing.  In July 2006, the company deposited the $10 million in escrow.  Those funds were released following entry of the federal court judgment approving the settlement.  Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter.  The $10 million fine is not deductible for federal or state income tax purposes.  In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

Fixed Bill Service.  Nicor Services was a defendant in a purported class action.  On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class.  In March 2007, Nicor Services settled this matter and the lawsuit was dismissed with prejudice.  Information about this lawsuit is presented within Item 8– Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Fixed Bill Service.

Mercury.  Information about mercury contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – PCBs.

Municipal Tax Matters.  Information about municipal tax contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Municipal Tax Matters.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 8 – Notes to the Consolidated Financial Statements –Note 10 – Income Taxes and Note 21 – Contingencies.

In 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in then pending securities class actions and shareholder derivative lawsuits and related matters, with any remaining balance to be paid to Nicor.  The securities class actions were settled later in 2004 for a payment by Nicor of  $38.5 million.  As a result of this settlement and the settlement of the shareholder derivatives lawsuits in 2005, the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005.  These recoveries were recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005.  In addition, Nicor had asserted claims against its excess insurance carrier arising out of these securities class actions and shareholder derivative lawsuits.  In connection with the settlement of the shareholder derivative lawsuits, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million.  Under the terms of the shareholder derivative lawsuits settlement, Nicor agreed to adopt certain new corporate governance policies and to pay $3.5 million out of the $4 million received from the excess insurance carrier to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative actions.  The $0.5 million net of these payments was reflected in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005.  Additionally, Nicor received payments of $5.2 million and $2.8 million in 2006 and 2005, respectively, from insurance carriers as reimbursement of legal defense costs in connection with these matters.  These payments have been recorded in “Other corporate expenses and eliminations” in the Consolidated Statement of Operations for the respective years.

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

The use of estimates and the selection of accounting policies affect Nicor’s reported results and financial condition.  The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements.  These significant policies and estimates are described throughout Item 8 – Notes to the Consolidated Financial Statements.

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

Loss contingencies.  Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable.  When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss.  Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies.  These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts.  Of particular note is the PBR plan contingency at Nicor Gas described in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies.

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

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year.  However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 11 years for the pension plan and 13 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $4.8 million, $5.5 million and $9.6 million in 2007, 2006 and 2005, respectively.  The company expects to record postretirement benefit cost for 2008 of $2.8 million.  Actuarial assumptions affecting 2008 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 6.25 percent compared with 5.75 percent a year earlier.  The 6.25 percent discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.  Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability Index rate.

Income taxes.  A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  Nicor has remaining at December 31, 2007 approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $43 million on approximately $123 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

The company records unrecognized tax benefits based on a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires the company to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Changes between what the company recognizes as an unrecognized tax benefit and what is actually settled with the taxing authority could be materially different.

Credit risk. Nicor’s subsidiaries and affiliates are required to estimate credit risk in establishing allowances for doubtful accounts and in estimating the fair values of certain derivative instruments with counterparty credit risk being an especially difficult and critical judgment.  Actual credit losses could vary materially from Nicor’s estimates.  Nicor’s allowance for doubtful accounts at December 31, 2007, 2006 and 2005 was $35.1 million, $33.4 million and $31.5 million, respectively, as presented on Schedule II in Item 15 – Exhibits and Financial Statement Schedules.

Unbilled revenues. Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2007, 2006 and 2005 were $189.3 million, $158.9 million and $300.4 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Accounting Policies.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning FIN No. 48, Accounting for Uncertainty in Income Taxes, FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, SFAS No. 157, Fair Value Measurements, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, see Item 8 – Notes to the Consolidated Financial Statements – Note 2 – New Accounting Pronouncements.

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

Commodity price risk.  With regard to commodity price risk, the company has established policies and procedures with respect to the management of such risks and the use of derivative instruments to hedge its exposure to such risks.  Company management oversees compliance with such policies and procedures.  The company utilizes various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, maturity, and in some cases value at risk (“VaR”).

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses.  The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs.  The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  At December 31, 2007, Nicor Gas had hedged a portion of its forecasted 2008 and 2009 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management contracts.  Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks.  Based on Nicor’s other energy businesses unhedged positions at December 31, 2007, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings for the periods ended December 31, 2007 and 2006 by about $0.4 million for both years.

At December 31, 2007, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following net asset fair values (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years	3 to 5 Years
Prices actively quoted	$0.97	$0.71	$0.26	$-
Prices based on pricing models	0.09	0.09	-	-
Total	$1.06	$0.80	$0.26	$-

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

Interest rate risk.  Nicor is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor’s earnings to decrease by approximately $0.4 million in 2007.  For further information about debt securities, interest rates and fair values, see Item 8 – Financial Statements – Consolidated Statements of Capitalization, and Item 8 – Notes to the Consolidated Financial Statements – Note 7 – Short-Term and Long-Term Debt and Note 9 – Fair Value of Financial Instruments.

Nicor Inc.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2007,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting,  assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of recognizing and measuring income tax positions.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2008

Nicor Inc.

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31
	2007	2006	2005
Operating revenues
Gas distribution (includes revenue taxes of $149.6,
$147.7, and $156.4, respectively)	$2,627.5	$2,452.3	$2,909.6
Shipping	403.9	398.3	378.5
Other energy ventures	244.5	215.9	157.0
Corporate and eliminations	(99.6)	(106.5)	(87.3)
Total operating revenues	3,176.3	2,960.0	3,357.8

Operating expenses
Gas distribution
Cost of gas	1,906.5	1,743.7	2,212.4
Operating and maintenance	269.8	268.5	254.8
Depreciation	165.6	160.1	154.5
Taxes, other than income taxes	166.9	163.0	171.0
Mercury-related costs (recoveries), net	(8.0)	(3.6)	.4
Property sale gains	(2.0)	(3.3)	(.4)
Shipping	358.5	350.8	338.1
Other energy ventures	210.5	189.3	142.9
Litigation charges (recoveries), net	-	10.0	(29.9)
Other corporate expenses and eliminations	(98.0)	(121.0)	(87.7)
Total operating expenses	2,969.8	2,757.5	3,156.1

Operating income	206.5	202.5	201.7
Interest expense, net of amounts capitalized	37.9	49.1	46.8
Equity investment income, net	6.3	11.1	9.3
Interest income	8.8	9.0	6.0
Other income, net	.6	.6	.8

Income before income taxes	184.3	174.1	171.0
Income tax expense, net of benefits	49.1	45.8	34.7

Net income	$135.2	$128.3	$136.3

Average shares of common stock outstanding
Basic	45.2	44.6	44.2
Diluted	45.3	44.7	44.4

Earnings per average share of common stock
Basic	$2.99	$2.88	$3.08
Diluted	$2.99	$2.87	$3.07

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Cash Flows
(millions)
	Year ended December 31
	2007	2006	2005
Operating activities
Net income	$135.2	$128.3	$136.3
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	184.2	178.1	172.4
Deferred income tax benefit	(4.6)	(44.5)	(102.1)
Net (gain) loss on sale of property, plant and equipment	(1.8)	(3.3)	.3
Gain on sale of equity investment	-	(2.4)	-
Changes in assets and liabilities:
Receivables, less allowances	(100.5)	325.6	(305.9)
Gas in storage	32.0	75.3	(40.6)
Deferred/accrued gas costs	.1	(173.2)	154.9
Pension benefits	(54.5)	26.6	(6.1)
Regulatory postretirement asset	44.1	(113.5)	-
Other assets	(16.3)	21.1	13.9
Accounts payable and customer credit balances and deposits	100.6	(93.7)	155.3
Health care and other postretirement benefits	4.7	89.1	12.6
Litigation charge	(10.0)	-	-
Other liabilities	(72.7)	53.8	9.2
Other items	11.7	(20.3)	6.0
Net cash flow provided from operating activities	252.2	447.0	206.2

Investing activities
Additions to property, plant & equipment	(173.2)	(187.4)	(201.9)
Release of (additions to) restricted short-term investments	10.0	(10.0)	-
Purchase of equity investments	(1.7)	(2.7)	(2.3)
Purchases of available-for-sale securities	(218.9)	-	-
Purchases of held-to-maturity securities	(1.6)	(2.6)	(2.9)
Proceeds from sales or maturities of available-for-sale securities	218.9	-	15.1
Proceeds from sales or maturities of held-to-maturity securities	2.3	1.5	3.6
Net (increase) decrease in other short-term investments	(32.8)	(7.9)	29.7
Net proceeds from sale of property, plant and equipment	1.2	3.9	1.0
Proceeds from sale of equity investment	-	7.0	-
Other investing activities	1.9	6.0	3.0
Net cash flow used for investing activities	(193.9)	(192.2)	(154.7)

Financing activities
Proceeds from issuing long-term debt	-	50.0	39.9
Disbursements to retire long-term obligations	-	(90.0)	(1.2)
Net issuances (repayments) of commercial paper with maturities
of 90 days or less	19.0	(236.0)	96.0
Dividends paid	(84.1)	(82.9)	(82.1)
Proceeds from exercise of stock options	8.2	22.6	1.4
Other financing activities	.3	3.7	.5
Net cash flow provided from (used for) financing activities	(56.6)	(332.6)	54.5

Net increase (decrease) in cash and cash equivalents	1.7	(77.8)	106.0

Cash and cash equivalents, beginning of year	41.1	118.9	12.9

Cash and cash equivalents, end of year	$42.8	$41.1	$118.9

Supplemental information
Income taxes paid, net	$77.9	$86.1	$99.6
Interest paid, net of amounts capitalized	38.3	40.3	39.1

Supplemental schedule of noncash investing and financing activities:

During 2005, the escrow arrangement with Nicor's D&O insurance carrier was terminated and the full amount of the escrow of $29.0 million plus the earnings thereon of $0.4 million, was distributed to the company and recorded in income.
The release of the amount from escrow and the change in the obligation related to the restricted investment are netted in Investing activities above.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Balance Sheets
(millions)
	December 31
	2007	2006
Assets		* As Adjusted
Current assets
Cash and cash equivalents	$42.8	$41.1
Restricted short-term investments	-	10.2
Short-term investments, at cost which approximates market	49.1	16.3
Receivables, less allowances of $35.1 and $33.4, respectively	664.0	563.5
Gas in storage	154.0	186.0
Deferred income taxes	37.5	39.1
Other	76.4	54.5
Total current assets	1,023.8	910.7

Property, plant and equipment, at cost
Gas distribution	4,279.7	4,157.1
Shipping	309.2	302.9
Other	22.8	19.7
	4,611.7	4,479.7
Less accumulated depreciation	1,854.4	1,765.0
Total property, plant and equipment, net	2,757.3	2,714.7

Pension benefits	215.5	161.0
Long-term investments	132.9	134.7
Other assets	122.5	169.0

Total assets	$4,252.0	$4,090.1

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$75.0	$-
Short-term debt	369.0	350.0
Accounts payable	428.2	364.2
Customer credit balances and deposits	234.5	197.9
Accrued gas costs	50.1	50.0
Dividends payable	21.0	20.9
Obligations related to restricted investments	-	10.0
Other	98.6	147.0
Total current liabilities	1,276.4	1,140.0

Deferred credits and other liabilities
Regulatory asset retirement cost liability	720.7	676.7
Deferred income taxes	400.4	399.6
Health care and other postretirement benefits	185.1	181.6
Asset retirement obligation	177.5	169.3
Regulatory income tax liability	49.5	53.8
Unamortized investment tax credits	27.5	29.6
Other	46.3	65.3
Total deferred credits and other liabilities	1,607.0	1,575.9

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	422.8	497.5
Mandatorily redeemable preferred stock	.6	.6
Total long-term obligations	423.4	498.1
Common equity	945.2	876.1

Total capitalization	1,368.6	1,374.2

Total liabilities and capitalization	$4,252.0	$4,090.1

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

Nicor Inc.

Consolidated Statements of Capitalization
(millions, except share data)

December 31
2007	2006

* As Adjusted
First Mortgage Bonds
5.875% Series due 2008	$75.0	$75.0
5.37% Series due 2009	50.0	50.0
6.625% Series due 2011	75.0	75.0
7.20% Series due 2016	50.0	50.0
5.80% Series due 2023	50.0	50.0
6.58% Series due 2028	50.0	50.0
5.90% Series due 2032	50.0	50.0
5.90% Series due 2033	50.0	50.0
5.85% Series due 2036	50.0	50.0
500.0	500.0

Less:	Amount due within one year	75.0	-
Unamortized debt discount, net of premium	2.2	2.5
Total long-term debt	422.8	30.9%	497.5	36.2%

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred
shares authorized; and cumulative, without par
value, 20,000,000 preference shares authorized
(11,581 and 11,681 shares of redeemable preferred
stock, 4.48% series, outstanding at December 31, 2007
and 2006, respectively)	.6	-	.6	-

Common equity
Common stock, $2.50 par value, 160,000,000 shares
authorized (2,976,963 and 1,715,263 shares reserved
for share-based awards and other purposes, and 45,129,889
and 44,901,454 shares outstanding, respectively)	112.8	112.3
Paid-in capital	44.8	34.1
Retained earnings	795.5	743.0
Accumulated other comprehensive loss, net
Cash flow hedges	(6.0)	(10.3)
Postretirement benefit plans (includes SFAS No. 158
transition amount of $2.9 recorded in 2006)	(1.7)	(3.1)
Foreign currency translation adjustment	(.2)	.1
Total accumulated other comprehensive loss	(7.9)	(13.3)
Total common equity	945.2	69.1	876.1	63.8

Total capitalization	$1,368.6	100.0%	$1,374.2	100.0%

*	Pursuant to FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, one of Nicor's
subsidiaries, Tropical Shipping, changed its accounting method for planned major maintenance to the direct expensing method effective January 1, 2007, and retrospectively increased retained earnings by $3.5 million for the earliest period presented.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Common Equity
(millions, except per share data)

	Year ended December 31
	2007	2006	2005
		* As Adjusted	* As Adjusted
Common stock
Balance at beginning of year	$112.3	$110.5	$110.2
Issued and converted stock, net of cancellations	.5	1.8	.3
Balance at end of year	112.8	112.3	110.5

Paid-in capital
Balance at beginning of year	34.1	8.0	5.6
Issued and converted stock	11.4	26.6	2.8
Reacquired and cancelled stock	(.7)	(.5)	(.4)
Balance at end of year	44.8	34.1	8.0

Retained earnings
Balance at beginning of year	743.0	698.0	643.8
Net income	135.2	128.3	136.3
Cumulative effect of change in accounting principle - FIN No. 48	1.4	-	-
Dividends on common stock ($1.86 per share for 2007
to 2005)	(84.1)	(83.3)	(82.1)
Balance at end of year	795.5	743.0	698.0

Unearned compensation
Balance at beginning of year	-	(.1)	(.2)
Restricted stock amortization	-	.1	.1
Balance at end of year	-	-	(.1)

Accumulated other comprehensive loss
Balance at beginning of year	(13.3)	(1.6)	(6.8)
Other comprehensive income (loss)	5.4	(8.8)	5.2
SFAS No. 158 transition amount	-	(2.9)	-
Balance at end of year	(7.9)	(13.3)	(1.6)

Total common equity	$945.2	$876.1	$814.8

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2007	2006	2005

Net income	$135.2	$128.3	$136.3
Other comprehensive income (loss)
Gain (loss) on cash flow hedges (net of income tax of $(1.0),
$(7.4) and $4.8, respectively)	(2.0)	(11.6)	6.8
Loss on available-for-sale securities	-	-	(.1)
Reclassifications of hedge (gains) losses to net income (net
of income tax of $3.8, $1.6 and $(2.2), respectively)	6.3	3.0	(2.7)
Postretirement gains (net of income tax of $0.9 in
2007)	1.4	-	-
Decrease to minimum pension liability (net of income tax of
$0.9 in 2005)	-	-	1.3
Foreign currency translation adjustment	(.3)	(.2)	(.1)
Other comprehensive income (loss), net of tax	5.4	(8.8)	5.2

Comprehensive income	$140.6	$119.5	$141.5

*	Pursuant to FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, one of Nicor's
subsidiaries, Tropical Shipping, changed its accounting method for planned major maintenance to the direct expensing method effective January 1, 2007, and retrospectively increased retained earnings by $3.5 million for the earliest period presented.

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

1.      ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Nicor and all majority-owned subsidiaries.  Nicor’s key subsidiaries are described in Note 15 – Business Segment and Geographic Information.  All significant intercompany balances and transactions have been eliminated.

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

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2007	2006
Regulatory assets
Regulatory postretirement asset – current	$5.2	$8.8
Regulatory postretirement asset – noncurrent	64.2	104.7
Deferred environmental costs	9.5	16.0
Unamortized losses on reacquired debt	16.5	17.6
Deferred rate case costs	2.6	3.0
Other	.1	1.0
	$98.1	$151.1

Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	720.7	676.7
Accrued gas costs	50.1	50.0
Regulatory income tax liability	49.5	53.8
Other	1.1	-
	$829.4	$788.5

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability is classified in current other liabilities.  Regulatory liabilities – Other is classified in noncurrent other liabilities.

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

Equity investments.  The company invests in partnerships and limited liability companies that are accounted for under the equity method.  Related investment balances classified as long-term investments at December 31, 2007 and 2006 were $113.2 million and $117.7 million, respectively, and include $91.9 million and $95.0 million at December 31, 2007 and 2006, respectively, related to Triton.

Goodwill.  Goodwill is the excess cost of an acquired business over the fair value of assets acquired and liabilities assumed in a business combination.  Tropical Shipping had goodwill of $15.6 million at December 31, 2007 and 2006, and Nicor Services had goodwill of $4.0 million and $3.6 million at December 31, 2007 and 2006, respectively.  Goodwill is classified in noncurrent other assets and is tested for impairment annually.

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

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation.  Amounts charged to depreciation by Nicor Gas for future retirement costs in excess of the normal depreciation and accretion described above are classified as a regulatory asset retirement cost liability.

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

Nicor Gas. Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected on the balance sheet at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  For those instruments carried at fair value, prior to 2007 hedge accounting was generally not elected and, accordingly, changes in such fair values were recorded in earnings as operating and maintenance expense.  At December 31, 2007, Nicor Gas had hedged a portion of its forecasted 2008 and 2009 natural gas purchases through the execution of swap agreements and has generally elected hedge accounting for such transactions.  There was no ineffectiveness and the deferred gains and losses associated with these instruments were insignificant.

Nicor Enerchange.  Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are held by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, for trading purposes.  Certain of these derivative instruments are used to economically hedge price risk associated with inventories of natural gas and fixed-price purchase and sale agreements.  Nicor Enerchange records such derivative instruments at fair value and generally does not elect hedge accounting.  As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements.  Other derivative instruments are used by Nicor Enerchange to hedge price risks related to certain utility-bill management products.  These derivative instruments are carried at fair value and cash flow hedge accounting is regularly elected.

For the years ended December 31, 2007, 2006 and 2005, hedge accounting ineffectiveness was $1.1 million, $2.9 million and $4.0 million, respectively.  At December 31, 2007, the cash flow hedges component of accumulated other comprehensive loss was $1.6 million, reported net of $1.1 million of related income tax benefits, and is expected to be reclassified to earnings within the next 12 months.

Nicor Inc.  At December 31, 2007, accumulated other comprehensive loss included a loss of $3.9 million, reported net of $2.6 million of income tax benefits, related to derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003.  The amount deferred in accumulated other comprehensive loss is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

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

Repair and maintenance expense.  Nicor records expense for repair and maintenance costs as incurred. Prior to January 1, 2007, Tropical Shipping used the accrue-in-advance method for planned major maintenance related to dry-docking and major repairs of its owned vessels.  These costs were typically accrued over a period of about three years.  As a result of the issuance of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, Tropical Shipping adopted the direct expensing method on January 1, 2007.  See Note 2 – New Accounting Pronouncements for more information.

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2007, 2006 and 2005 were $148.7 million, $144.4 million and $152.0 million, respectively.

Income taxes.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  In the gas distribution segment, investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate are amortized to income over the lives of related properties.

Nicor has remaining at December 31, 2007 approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $43 million on approximately $123 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

2.      NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions.  The company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in increasing retained earnings by $1.4 million.  This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria are required to be derecognized.

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

Fair value measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. To the extent required, this Statement will be prospectively adopted by Nicor effective January 1, 2008.  Nicor intends to elect the one-year deferral allowed under FSP SFAS No. 157-2 for certain nonfinancial assets and liabilities.  SFAS No. 157 is not presently expected to have a material impact on the company’s results of operations or financial condition.

Offsetting of amounts related to certain contracts.  In April 2007, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, was issued.  This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement.  This FSP requires retrospective application and will be adopted by Nicor effective January 1, 2008.  The company is currently evaluating this FSP and believes the impact it will have on the company’s financial condition will be immaterial.

Defined benefit pension and other postretirement plans. On December 31, 2006, Nicor adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 requires Nicor to change its plan measurement date to match its fiscal year end.  Such provision is effective for Nicor no later than December 31, 2008 and will be adopted prospectively at that time. In accordance with SFAS No. 158, Nicor has elected to use a 15-month approach for transitioning from an October 1 measurement date to a December 31 measurement date.  An adjustment to retained earnings will be recorded on December 31, 2008 to account for the transition since the total impact will not be known until the December 31, 2008 valuation is complete.

3.      INVESTMENTS

At December 31, 2007 and 2006, short-term investments totaled $49.1 million and $16.3 million, respectively.  These investments include $45.5 million and $11.8 million of money market funds held by the company’s non-U.S. subsidiaries and $3.6 million and $4.5 million of held-to-maturity securities at December 31, 2007 and 2006, respectively.  The remaining marketable securities are included in long-term investments.

The following is a summary of the carrying values, which approximate fair value, of marketable securities at December 31 (in millions):
	2007	2006
Held-to-maturity
Corporate bonds	$6.5	$7.7
Certificates of deposit	1.7	1.3
Other	1.2	1.1
	$9.4	$10.1

The contractual maturities of held-to-maturity marketable securities at December 31, 2007 are as follows (in millions):
Years to maturity
Less than 1 year	1-5 years	5-10 years	More than 10 years	Total

$3.6	$5.8	$-	$-	$9.4

Any gains or losses included in earnings resulting from the sale of investments were not significant.

4.      RESTRICTED SHORT-TERM INVESTMENTS

At December 31, 2006, Nicor had $10.2 million of restricted short-term investments, including $0.2 million in interest earned, held in an escrow fund and a corresponding $10.0 million current liability.  In July 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million.  At that time, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners.  The SEC commissioners approved the tentative settlement in March 2007.  A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement and the funds held in escrow were released.  There were no similar restricted short-term investments at December 31, 2007.  For further information, see Note 21 – Contingencies – SEC and U.S. Attorney Inquiries.

5.      ASSET RETIREMENT OBLIGATIONS

Nicor records AROs associated with services, mains and other components of the distribution system and the buildings in its gas distribution segment and with certain equipment in its shipping segment.  Nicor has not recognized an ARO associated with gathering lines and storage wells in its gas distribution segment because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Beginning of period	$170.6	$164.8
Liabilities incurred during the period	2.3	2.2
Liabilities settled during the period	(3.2)	(3.2)
Accretion	9.7	9.5
Revision in estimated cash flows	-	(2.7)
End of period	$179.4	$170.6

Substantially all of the ARO is classified as a noncurrent liability.

6.      GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2007	2006

Nicor Gas	$112.9	$153.0
Nicor Enerchange	41.1	33.0
	$154.0	$186.0

Nicor Gas inventory is carried at cost on a LIFO basis.  Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2007 and 2006, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2007 and 2006 exceeded the LIFO cost by $415.7 million and $449.9 million, respectively.

During 2007, Nicor Gas liquidated 7 Bcf of its LIFO-based inventory at an average cost per Mcf of $5.81.  For gas purchased in 2007, the company’s average cost per Mcf was $0.93 higher than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2007 by $6.4 million.

During 2006, Nicor Gas liquidated 10 Bcf of its LIFO-based inventory at an average cost per Mcf of $6.81.  For gas purchased in 2006, the company’s average cost per Mcf was $0.28 lower than the LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2006 by $2.8 million.

There was no liquidation of LIFO layers during 2005.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2007 and 2006 had no impact on net income.

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.  Nicor Enerchange recorded charges of $5.0 million, $21.6 million and $11.1 million in 2007, 2006 and 2005, respectively, resulting from lower of cost or market valuations.

7.      SHORT-TERM AND LONG-TERM DEBT

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in December 2006.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $369 million and $350 million of commercial paper outstanding with a weighted-average interest rate of 4.2 percent and 5.4 percent at December 31, 2007 and 2006, respectively.

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

The company incurred total interest expense of $38.2 million, $49.8 million, and $47.9 million in 2007, 2006 and 2005, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $0.7 million and $1.1 million, respectively.

8.      ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $191.2 million and $159.5 million at December 31, 2007 and 2006, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments, restricted short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2007 and 2006 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $513 million and $518 million at December 31, 2007 and 2006, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices.  The fair value of derivative financial instruments held at December 31, 2007 relates primarily to Nicor Gas.  The majority of derivative financial instruments held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and their settlement is passed directly through to customers without markup, subject to ICC review.  The gross asset and liability fair values of these instruments are reflected on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2007	2006

Current other assets	$2.7	$5.3
Noncurrent other assets	.7	.5
	$3.4	$5.8

Current other liabilities	$6.2	$51.3
Noncurrent other liabilities	.2	1.2
	$6.4	$52.5

Nicor maintains margin accounts related to financial derivative transactions.  At December 31, 2007 and 2006, the balance of these accounts were $22.5 million and $16.2 million, respectively, and were reflected in the Consolidated Balance Sheets as Receivables.

10.    INCOME TAXES

The components of income tax expense are presented below (in millions):

	2007	2006	2005
Current
Federal	$47.8	$73.6	$116.3
State	7.4	18.2	22.1
	55.2	91.8	138.4
Deferred
Federal	(5.3)	(22.4)	(87.7)
State	.7	(22.1)	(14.4)
	(4.6)	(44.5)	(102.1)

Amortization of investment tax credits, net	(2.1)	(2.1)	(2.1)
Foreign taxes	.6	.6	.5
Income tax expense, net	$49.1	$45.8	$34.7

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):
	2007	2006
Deferred tax liabilities
Property, plant and equipment	$288.9	$291.2
Investment in partnerships	117.8	120.8
Other	32.0	35.0
	438.7	447.0
Deferred tax assets
Other	75.8	86.5
Net deferred tax liability	$362.9	$360.5

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Foreign earnings repatriation	-	-	(9.9)
State income taxes, net	3.1	2.8	3.1
Tax credits	(2.8)	(3.1)	(3.1)
Amortization of regulatory income tax liability	(.9)	(.9)	(1.1)
Undistributed foreign earnings	(6.9)	(6.0)	(3.3)
Reorganization of certain shipping operations	-	(2.7)	-
SEC tentative settlement	-	2.0	-
Other, net	(.9)	(.8)	(.4)
Effective combined federal and state income tax rate	26.6%	26.3%	20.3%

The 2007 effective income tax rate reflects the ongoing benefit of untaxed foreign shipping earnings.  The 2006 effective income tax rate reflects the ongoing benefit of untaxed foreign shipping earnings, the recognition of tax benefits related to the reorganization of the company’s shipping and related operations and the non-deductible $10 million charge associated with the company’s SEC inquiry.  The 2005 effective tax rate reflects the benefits recorded in connection with the Jobs Act (approximately $17 million) offset, in part, by the adverse impact of recording net litigation recoveries and earnings thereon ($29.9 million) at the company’s marginal tax rate of approximately 40 percent.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively. As of December 31, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2003.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.  The company’s liability for unrecognized tax benefits was $5.7 million at December 31, 2007, all of which, if recognized, would impact the company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$4.8
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	.1
Reductions for tax positions of prior years	(.3)
Settlements	(.3)
Balance at December 31, 2007	$5.7

If ultimate settlements vary from these estimated amounts recognized, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company believes that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially increasing by $12 million or decreasing by $13 million its unrecognized tax benefit.

The company recognizes accrued interest related to unrecognized tax benefits in interest expense and interest income, and penalties, if any, are recorded in operating expense.  In the fourth quarter of 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reducedits reserve for interest payable by $9.6 million.  During the year ended December 31, 2007, the company recognized a benefit of approximately $6 million in interest.  The amounts recognized in operating

expense related to penalties were insignificant.   The company had approximately $8 million accrued for the payment of interest and penalties at December 31, 2007.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability) subject to IRS review and approval as part of normal ongoing audits.  Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense).  In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method.  The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions.  During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.  As disclosed in the preceding paragraph, the company recognized a benefit in interest expense due to a settlement with the IRS related to this issue.

During December 2005, Nicor repatriated $132 million of cumulative undistributed earnings of foreign subsidiaries.  The repatriation was funded by cash available from foreign subsidiaries coupled with the proceeds received by Tropical Shipping in connection with the December 2005 issuance of a $40 million two-year senior unsecured term loan.  The federal income tax benefit resulting from the repatriation is approximately $17 million and was recognized in 2005.  In conjunction with the repatriation, Nicor reclassified approximately $7.6 million of deferred income tax liabilities to other income tax liabilities.

Effective January 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2007 and 2006, income tax expense has not been provided on approximately $39 million and $29 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.  In connection with these activities, a net income tax benefit of $5.2 million from the elimination of certain deferred income taxes and $4.7 million in current income tax expense was recorded in 2006.

As of December 31, 2007, Nicor has not recorded deferred income taxes of approximately $43 million on approximately $123 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

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

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):
	Pension benefits		Health care and other benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$271.3	$284.4	$193.7	$192.5
Service cost	9.1	9.4	2.3	2.4
Interest cost	15.1	14.9	10.9	10.3
Actuarial (gain) loss	(15.2)	(9.7)	1.3	.4
Participant contributions	-	-	1.1	.7
Medicare Part D reimbursements	-	-	1.2	-
Benefits paid	(17.1)	(27.7)	(13.6)	(12.6)
Benefit obligation at end of period	263.2	271.3	196.9	193.7

Change in plan assets
Fair value of plan assets at beginning of period	432.3	424.0	1.2	6.9
Actual return on plan assets	63.5	36.0	-	.2
Employer contributions	-	-	11.3	6.0
Participant contributions	-	-	1.1	.7
Benefits paid	(17.1)	(27.7)	(13.6)	(12.6)
Fair value of plan assets at end of period	478.7	432.3	-	1.2

Funded status	215.5	161.0	(196.9)	(192.5)
Contributions made after the measurement date	-	-	2.3	3.0
Other	-	-	(.9)	(1.2)
Postretirement benefit asset (liability)	$215.5	$161.0	$(195.5)	$(190.7)

Amounts classified on the balance sheet as of December 31 consist of (in millions):
	Pension benefits		Health care and other benefits
	2007	2006	2007	2006

Noncurrent assets	$215.5	$161.0	$-	$-
Current liabilities	-	-	(10.4)	(9.1)
Noncurrent liabilities	-	-	(185.1)	(181.6)
	$215.5	$161.0	$(195.5)	$(190.7)

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in comprehensive income.

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2007	$34.6	$78.2	$1.8	$4.2	$36.4	$82.4
Arising during period:
Net actuarial (gain) loss	(40.5)	1.3	(2.1)	-	(42.6)	1.3
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.5)	-	(.2)	-	(4.7)
Net prior service (cost) benefit	(.5)	.1	-	-	(.5)	.1
December 31, 2007	$(6.4)	$75.1	$(.3)	$4.0	$(6.7)	$79.1

The balances as of December 31, 2007 relate primarily to unrecognized actuarial (gains) losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2007 that are expected to be amortized to net periodic benefit cost in 2008 are as follows (in millions):
	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$-	$4.4	$-	$.2	$-	$4.6
Net prior service cost (benefit)	.4	(.1)	-	-	.4	(.1)
	$.4	$4.3	$-	$.2	$.4	$4.5

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $227.1 million and $233.4 million at October 1, 2007 and 2006, respectively.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.   Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2007	2006	2005	2007	2006	2005

Service cost	$9.1	$9.4	$9.3	$2.3	$2.4	$2.7
Interest cost	15.1	14.9	15.6	10.9	10.3	10.3
Expected return on plan assets	(36.0)	(34.8)	(33.2)	-	(.2)	(.9)
Recognized net actuarial loss	-	.2	1.6	4.7	5.0	4.9
Amortization of prior service cost	.5	.5	.6	(.1)	(.1)	(.1)
Net periodic benefit cost (credit)	$(11.3)	$(9.8)	$(6.1)	$17.8	$17.4	$16.9

Assumptions used to determine benefit obligations at October 1 included the following:
	Pension benefits		Health care and other benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.  Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability Index rate.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	4.00	3.75	3.75	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.  The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits.  A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $5 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:
	2007	2006
Health care cost trend rate	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	6	5

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:
	2007	2006	2005
Health care cost trend rate	9.5%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	5	5	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):
	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(1.0)
Effect on benefit obligation	18.3	(15.6)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit.  Nicor has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly have reflected the effects of the subsidy in its determination of the benefit obligation and annual net periodic benefit cost.

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

	Target	Percentage of plan assets at October 1
Asset category	allocation	2007	2006

Equity securities	69%	69%	69%
Debt securities	31	31	31
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2008 but does expect to contribute about $11.7 million to its other postretirement benefit plan in 2008.  The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2008	$17.9	$11.7	$(1.3)
2009	18.5	12.6	(1.4)
2010	18.9	13.5	(1.6)
2011	20.1	14.3	(1.6)
2012	21.3	15.0	(1.7)
2013-2017	136.7	84.2	(9.8)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses.  These plans are noncontributory with defined benefits.  Net plan expenses were $0.2 million, zero and $2.5 million in 2007, 2006 and 2005, respectively.  The projected benefit obligation associated with these plans was $6.2 million and $6.5 million at December 31, 2007 and 2006, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees.  These plans provide for employer matching contributions.  The total cost of these plans was $7.2 million, $6.6 million and $6.5 million in 2007, 2006 and 2005, respectively.

12.    STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock, performance units and stock options to key executives and managerial employees, as well as a stock deferral plan, an employee stock purchase plan and directors’ stock-based compensation plans.  In 2007 and 2006, the company primarily granted restricted stock and performance units under these plans, whereas in prior years grants consisted primarily of stock options and performance units.

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

As of December 31, 2007, there was $3.2 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.  The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the years ended December 31 as follows (in millions):
	2007	2006	2005

Operating and maintenance expense	$1.7	$3.4	$2.9
Income tax benefits	.7	1.4	1.2

If the company had applied the fair value recognition provisions of SFAS 123 during 2005, stock-based employee compensation would have been $1.2 million higher, resulting in a $.03 decrease in basic earnings per share and a $.02 decrease in diluted earnings per share.

Cash flows related to stock-based options for the years ended December 31 were as follows (in millions):
	2007	2006

Proceeds from the exercise of stock options	$8.2	$22.6
Associated income tax benefits realized	.9	2.8

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the balance sheet.

Restricted stock.  Restricted stock represents shares of common stock that generally vest based on continued employment at the end of a four-year period.  Vesting can be accelerated due to certain events such as retirement, change in control, death or disability.  Compensation cost was measured at the grant date share price for all periods and is recognized over the requisite service period.

A summary of the status of the company’s restricted stock and changes during the year ended December 31, 2007 is as follows:
		Weighted-
	Number of	average grant-
	shares	date fair value

Nonvested at January 1, 2007	37,199	$41.58
Granted	39,620	48.82
Vested	(2,999)	41.11
Nonvested at December 31, 2007	73,820	45.48

The total fair value of shares vested in 2007, 2006 and 2005 was $0.1 million.

Performance units.  These awards are paid out in cash based on a measure of relative total shareholder return over a three-year performance period as compared to the performance of the companies in a utility industry peer group (Standard & Poor’s utility group).  Units vest over approximately three years, or upon retirement one year or more after the grant date.  The liability for the units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment).  Interim fair values are estimated by discounting probability-weighted expected cash flows.  The company paid $0.7 million, $0.8 million and $0.2 million during the years ended December 31, 2007, 2006 and 2005, respectively, to settle performance unit obligations.

Other.  The company has other stock-based compensation plans, but the impact on net income and earnings per share for the years ended December 31, 2007, 2006 and 2005 is immaterial.

13.    COMMON STOCK

Changes in common shares.  Changes in common shares outstanding are below (in millions):

	2007	2006	2005

Beginning of year	44.9	44.2	44.1
Issued	.2	.7	.1
End of year	45.1	44.9	44.2

Shares issued during 2007 and 2006 were primarily due to stock option exercises.  There were no repurchases of common stock in 2007, 2006 and 2005 under the common stock repurchase program announced in 2001.

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

Mandatorily redeemable preferred stock.  In December 2007, Nicor redeemed 100 shares of 4.48% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $43 plus accrued unpaid dividends.  In November 2005, Nicor redeemed 20,062 shares of 5% Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $51 plus accrued and unpaid dividends.  There were 11,581 shares of the 4.48% Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2007.

15.    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates in two separately managed reportable business segments:  gas distribution and shipping.  The gas distribution segment, Nicor’s principal business, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region.  The shipping segment also includes amounts related to cargo insurance coverages sold to its customers and other third parties.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2007	2006	2005

Bundled sales	$2,265.2	$2,087.8	$2,546.7
Transportation	155.9	158.8	151.9
Revenue taxes	149.6	147.7	156.4
Other	56.8	58.0	54.6
	$2,627.5	$2,452.3	$2,909.6

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

Operating income in the “Corporate and eliminations” column includes the following items:

•
During 2006 and 2005, the company recognized $5.2 million and $2.8 million, respectively, of insurance recoveries related to previously incurred legal expenses associated with the securities class action and shareholder derivative lawsuit settlements.  For more information, see Note 21 – Contingencies – Other.

•
During 2006, the company recorded a $10 million charge (non-deductible for tax purposes) associated with the company’s SEC inquiry.  During 2005, the company recorded $29.9 million of net insurance recoveries and earnings thereon related to the securities class action and derivative lawsuit settlements.  For more information on these items, see Note 21 – Contingencies.

•
Benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather in 2006 and recorded in corporate and eliminations was $9.5 million.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This benefit is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  In 2006, related costs of approximately $0.7 million were recognized within other energy ventures.

•
The income tax benefit for 2006 includes a net income tax benefit of $7.0 million from the elimination of certain deferred income taxes associated with the January 2006 reorganization of certain shipping and related operations and $0.5 million in current income tax expense related to the repatriation of foreign earnings in 2005.

Financial data by business segment is as follows (in millions):

Nicor Inc.

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2007
External customers	$2,557.4	$403.9	$215.0	$-	$3,176.3
Intersegment	70.1	-	29.5	(99.6)	-
	2,627.5	403.9	244.5	(99.6)	3,176.3
2006
External customers	2,370.9	398.3	190.8	-	2,960.0
Intersegment	81.4	-	25.1	(106.5)	-
	2,452.3	398.3	215.9	(106.5)	2,960.0
2005
External customers	2,824.5	378.5	154.8	-	3,357.8
Intersegment	85.1	-	2.2	(87.3)	-
	2,909.6	378.5	157.0	(87.3)	3,357.8

Operating income (loss)
2007	$128.7	$45.4	$34.0	$(1.6)	$206.5
2006	123.9	47.5	26.6	4.5	202.5
2005	116.9	40.4	14.1	30.3	201.7

Equity investment income (loss), net
2007	$(.1)	$-	$3.5	$2.9	$6.3
2006	(.1)	-	7.1	4.1	11.1
2005	-	-	3.3	6.0	9.3

Interest income
2007	$5.3	$2.1	$1.3	$.1	$8.8
2006	6.3	1.1	1.3	.3	9.0
2005	4.3	2.9	.8	(2.0)	6.0

Other income (expense), net
2007	$.5	$.2	$.1	$(.2)	$.6
2006	.6	.2	.1	(.3)	.6
2005	(.5)	.3	-	1.0	.8

Interest expense, net of
amounts capitalized
2007	$34.0	$.6	$1.8	$1.5	$37.9
2006	44.3	2.3	2.5	-	49.1
2005	42.1	1.2	1.2	2.3	46.8

Income tax expense (benefit), net
2007	$34.2	$3.5	$14.1	$(2.7)	$49.1
2006	27.8	9.0	12.9	(3.9)	45.8
2005	26.1	(7.5)	6.8	9.3	34.7

Property, plant and
equipment, net
2007	$2,624.1	$120.0	$13.7	$(.5)	$2,757.3
2006	2,580.7	121.3	13.2	(.5)	2,714.7
2005	2,530.1	119.9	9.3	(.2)	2,659.1

Capital expenditures
2007	$159.0	$14.5	$3.9	$(.1)	$177.3
2006	164.5	16.9	5.9	(.2)	187.1
2005	186.4	10.7	3.4	(.1)	200.4

Depreciation
2007	$165.6	$15.4	$3.4	$(.2)	$184.2
2006	160.1	15.7	2.3	-	178.1
2005	154.5	16.2	1.7	-	172.4

16.   EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2007	2006	2005

Triton	$5.1	$5.8	$7.4
Adkins Energy	-	3.8	.7
Horizon Pipeline	1.6	1.8	1.7
EN Engineering	1.9	1.5	.7
Affordable housing investments	(2.3)	(1.8)	(1.3)
Other	-	-	.1
	$6.3	$11.1	$9.3

Included in equity investment income from Adkins Energy for 2006 is the sale of the investment, which resulted in a $2.4 million gain.

In 2007, 2006 and 2005, Nicor received dividends from equity investees of $12.3 million, $7.4 million and $5.5 million, respectively.

17.   RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.3 million, $10.3 million, and $10.4 million during the years ended December 31, 2007, 2006 and 2005, respectively, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering charged Nicor Gas $4.8 million, $4.2 million and $4.4 million for engineering and corrosion services rendered for 2007, 2006 and 2005, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

18.   COMMITMENTS

As of December 31, 2007, Nicor had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long- term obligations

2008	$15.7	$31.7	$1.1
2009	11.7	15.2	.2
2010	11.7	7.8	.1
2011	11.7	5.4	.1
2012	5.3	3.0	-
After 2012	3.0	15.4	.6
	$59.1	$78.5	$2.1

Purchase obligations consist of natural gas transportation agreements and property, plant and equipment purchases.  Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space for the other energy ventures.

Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $41.3 million, $41.7 million and $37.2 million in 2007, 2006 and 2005, respectively.  Other long-term obligations consist primarily of equity fund commitments.

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

In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order.  Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense.  Storage-related gas costs recorded in operating and maintenance expense during 2007, 2006 and 2005 totaled $14.9 million, $21.4 million and $6.5 million, respectively.  Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

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

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $20 million at December 31, 2007.  Nicor believes the likelihood of any such payment by TEL is remote and has recorded no liability for this contingency.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $6.6 million, $6.2 million and $5.0 million were incurred in 2007, 2006 and 2005, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 21 – Contingencies – Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2007.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan.  A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC was investigating, and a grand jury was also reviewing this matter.  In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In July 2006, the company announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which the company and the SEC would be parties.  The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007.  Under the terms of the settlement, the company was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws.  The company neither admits nor denies any wrongdoing.  In July 2006, the company deposited the $10 million in escrow.  Those funds were released following entry of the federal court judgment approving the settlement.  Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter.  The $10 million fine is not deductible for federal or state income tax purposes.  In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

Fixed Bill Service.  On April 29, 2003, a second amended purported class action complaint was filed in the Circuit Court of Cook County, Illinois against Nicor Services alleging violation of the Illinois Consumer Fraud Act (“ICFA”) by Nicor Services relating to the fixed bill service offered by Nicor Services.  Nicor Services offered a fixed bill product under which it paid the annual gas service portion of a customer’s Nicor Gas utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather.  The plaintiff sought compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief on behalf of a proposed class consisting of all purchasers of the fixed bill service from February 1, 2002 through December 31, 2002.  On October 7, 2005, the Circuit Court denied plaintiffs’ motion to certify the proposed class.  In March 2007, Nicor Services settled this matter and the lawsuit was dismissed with prejudice.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of December 31, 2007, Nicor Gas had remaining an estimated liability of $2.8 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2007, the company had recorded a liability in connection with these matters of $15.2 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  While Nicor is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas.  Nicor Gas has filed a motion to dismiss the action.  In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor believes the assessments are improper and has challenged them.  While Nicor is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Other.  In 2004, one of Nicor’s Directors and Officers insurance carriers agreed to pay $29.0 million to a third party escrow agent on behalf of Nicor and its insured directors and officers to be used to satisfy Nicor directors’ and officers’ liabilities and expenses associated with claims asserted against them in then pending securities class actions and shareholder derivative lawsuits and related matters, with any remaining balance to be paid to Nicor.  The securities class actions were settled later in 2004 for a payment by Nicor of $38.5 million.  As a result of this settlement and the settlement of the shareholder derivatives lawsuits in 2005, the escrow was terminated and the $29.0 million, plus earnings of approximately $0.4 million, held by the escrow agent was paid to Nicor in the second quarter of 2005.  These recoveries were recorded in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005.  In addition, Nicor had asserted claims against its excess insurance carrier arising out of these securities class actions and shareholder derivative lawsuits.  In connection with the settlement of the shareholder derivative lawsuits, in the first quarter of 2005, Nicor’s excess insurance carrier paid Nicor $4 million.  Under the terms of the shareholder derivative lawsuits settlement, Nicor agreed to adopt certain new corporate governance policies and to pay $3.5 million out of the $4 million received from the excess insurance carrier to plaintiffs’ attorneys to reimburse them for the fees and costs expended in pursuing the derivative actions.  The $0.5 million net of these payments was reflected in “Litigation charges (recoveries), net” in the Consolidated Statement of Operations for the year ended December 31, 2005.  Additionally, Nicor received payments of $5.2 million and $2.8 million in 2006 and 2005, respectively, from insurance carriers as reimbursement of legal defense costs in connection with these matters.  These payments have been recorded in “Other corporate expenses and eliminations” in the Consolidated Statement of Operations for the respective years.

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

22.   QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues	$1,334.7	$556.9	$365.2	$919.5
Operating income	76.6	29.9	22.8	77.2
Net income	47.2	18.0	14.5	55.5
Earnings per common share
Basic	1.05	.40	.32	1.23
Diluted	1.04	.40	.32	1.22

2006
Operating revenues	$1,319.4	$451.3	$351.1	$838.2
Operating income	66.1	16.9	28.5	91.0
Net income	43.9	8.5	17.6	58.3
Earnings per common share
Basic	.99	.19	.39	1.30
Diluted	.99	.19	.39	1.29

The first quarter of 2007 included a pretax mercury-related recovery of $8.0 million associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.  The fourth quarter of 2007 included the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of this settlement, Nicor reduced its reserve for interest payable by $9.6 million.  The first quarter of 2006 included a mercury-related recovery of $3.8 million which was realized from a settlement reached with an independent contractor of Nicor Gas.  The second quarter of 2006 included a $10 million charge (non-deductible for tax purposes) associated with the company’s SEC inquiry.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company's internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

Information about the audit committee financial expert is contained under the Audit Committee Report section in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference.  Executive officers of the company are elected annually by the Board of Directors.

In addition, security ownership information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

The company has adopted a Code of Ethics that applies to the company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of such Code of Ethics as it applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics, by posting such information on the company’s investor section of its Internet site at www.nicor.com.

The company has disclosed its Code of Ethics, Audit Committee Charter, Corporate Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines on the company’s investor section of its Internet site at www.nicor.com.  Any shareholder may also request this information in print form from the company’s Investor Relations department.

Item 11.	Executive Compensation

Information on executive compensation is contained under the Executive Compensation and Director Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	675,599	$36.48	2,255,365 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	675,599	$36.48	2,225,365

(1)
This number includes 381,837 shares issuable under the 1997 Long-Term Incentive Plan, as amended.  These shares can be used for awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.  Also included are 413,148 shares issuable under the Nicor Employee Stock Purchase Plan.  The remaining 1,460,380 shares are issuable under the 2006 Long-Term Incentive Program.  These shares can be used for restricted stock, stock options and performance award units, including awards under the Stock Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions is contained under the Transactions with Related Persons and Director Independence sections in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information on principal accountant fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 12, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	39
II	Valuation and Qualifying Accounts	79

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2007

Allowance for doubtful
accounts receivable	$33.4	$57.6	$-		$55.9	(a)	$35.1

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant
environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

2006

Allowance for doubtful
accounts receivable	$31.5	$41.7	$-		$39.8	(a)	$33.4

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant
environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

2005

Allowance for doubtful
accounts receivable	$21.9	$44.1	$-		$34.5	(a)	$31.5

Accrued mercury-related costs	20.2	-	-		2.7	(b)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c)	17.9	(b)	19.5

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

Nicor Inc.

Date February 25, 2008		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2008.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

NORMAN R. BOBINS*		Director

THOMAS A. DONAHOE*		Director

BRENDA J. GAINES*		Director

RAYMOND A. JEAN*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

Exhibit Index
Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7297, Form 8-K for November 29, 2007, Nicor Inc., Exhibit 3.1.)

4.01	*
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

4.11	*
Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7297, Form 10-K for 2006, Nicor Inc., Exhibit 4.11.)

Exhibit
Number	Description of Document

10.01	*	1984 Nicor Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*	1984 Nicor Directors' Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1983, Nicor Inc., Exhibit 10-13.)

10.02(a)	*	1985 Nicor Directors' Captial Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1984, Nicor Inc., Exhibit 10-13(a).)

10.03	*	Directors' Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.04	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.05	*	Amendment and Restatement of the Nicor Gas Incentive Compensation Plan. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-21.)

10.06	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.07	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.08	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.09	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.10	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.11	*	Amendment and Restatement of Nicor Gas Supplementary Savings Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.02.)

10.12	*
First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors.  (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.13	*	First Amendment to Nicor 1989 Long-Term Incentive Plan. (File No. 1-7297 Form 10-Q for March 2000, Nicor Inc., Exhibit 10.05.)

10.14	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.15	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

Exhibit
Number		Description of Document

10.16	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

10.17	*	Supplemental Retirement Benefit Agreement between Nicor Inc. and Mr. Strobel. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.18	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.19	*	Nicor Inc. Stock Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.1.)

10.20	*	Nicor Inc. Salary Deferral Plan Election Form. (File No. 1-7297, Form 8-K for December 17, 2004, Nicor Inc., Exhibit 99.2.)

10.21	*	Nicor Gas Supplementary Savings Plan Enrollment Form. (File No. 1-7297, Form 8-K for December 27, 2004, Nicor Inc., Exhibit 99.1.)

10.22	*	Stock Payment Election Stock Deferral Plan Form. (File No. 1-7297, Form 8-K for February 15, 2005, Nicor Inc., Exhibit 99.1.)

10.23	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

10.24	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.02.)

10.25	*	2005 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.03.)

10.26	*	Stipulation and Agreement of Settlement of Shareholder Derivative Litigation dated as of February 16, 2005. (File No. 1-7297, Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.06.)

10.27	*	Final Judgment and Order of Dismissal dated as of March 29, 2005. (File No. 1-7297 Form 10-Q for March 31, 2005, Nicor Inc., Exhibit 10.07.)

10.28	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.03.)

10.29	*	First Amendment to the Nicor Inc. Salary Deferral Plan. (File No. 1-7296, Form 10-K for 2005, Nicor Inc., Exhibit 10.46.)

10.30	*	First Amendment to the Northern Illinois Gas Company Supplemental Retirement Plan. (File No. 1-7296, Form 10-K for December 31, 2005, Nicor Gas, Exhibit 10.05.)

10.31	*	Deferred Restricted Stock Agreement under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

Exhibit
Number		Description of Document

10.32	*	Restricted Stock Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.33	*	Performance Cash Unit Agreement Form under the Nicor Inc. 2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.34	*	2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.35	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.36	*	2006 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.37	*	2006 Nicor Gas Annual Compensation Plan for Officers. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc.)

10.38	*	Non-Qualified Stock Option Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.10.)

10.39	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.11.)

10.40	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.12.)

10.41	*	Amendment No. 2 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.13.)

10.42	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.14.)

10.43	*	2006 Long Term Incentive Plan (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc.)

10.44	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7297, Form 10-Q for September 20, 2006, Nicor Inc., Exhibit 10.02.)

10.45	*	2007 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.1.)

10.46	*	2007 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.2.)

10.47	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.1.)

Exhibit
Number		Description of Document

10.48	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.2.)

10.49	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.3.)

10.50	*	2007 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.4.)

10.51	*	Letter Agreement between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.5.)

10.52	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.01.)

10.53	*	Nicor Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.02.)

10.54	*	Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.03.)

10.55	*	Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 99.01.)

10.56	*	210-Day Credit Agreement dated as of October 18, 2007. (File No. 1-7297, Form 10-Q for September 30, 2007, Nicor Inc., Exhibit 10.01.)

10.57	*	Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for November 29, 2007, Nicor Inc., Exhibit 10.1.)

10.58	*	Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for November 29, 2007, Nicor Inc., Exhibit 10.2.)

10.59	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.1.)

10.60	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.2.)

10.61	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Daniel R. Dodge. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.3.)

10.62	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Paul C. Gracey, Jr. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.4.)

Exhibit
Number		Description of Document

10.63	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Claudia J. Colalillo. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.5.)

10.64		Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008.

10.65		Amended and Restated Change-in-Control Agreement dated as of February 7, 2008 between Tropical Shipping and Construction Company Limited and Rick Murrell.

10.66		Tropical Shipping Company Long-Term Performance Incentive Plan dated as of January 1, 1995.

10.67		The Tropical Companies U.S./Satellites/Vessels Incentive Compensation Plan dated as of May 1, 2007.

21.01		Subsidiaries.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.