Form 10-Q
period 2008-03-31
NICOR INC
filed 2008-05-01
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at April 25, 2008, were 45,139,386 shares.

i

Glossary

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

FIN.  FASB Interpretation.

FSP.  FASB Staff Position.

ICC.  Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IRS.  Internal Revenue Service.

Jobs Act.  American Jobs Creation Act of 2004.

LIFO.  Last-in, first-out.

Mcf, MMcf, Bcf.  Thousand cubic feet, million cubic feet, billion cubic feet.

MMBtus.  Million British thermal units.

Nicor.  Nicor Inc., or the registrant.

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

ii

NYMEX.  New York Mercantile Exchange.

PBR.  Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

PCBs.  Polychlorinated Biphenyls.

PGA.  Purchased Gas Adjustment.

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

TEL.  Tropic Equipment Leasing Inc., a wholly owned subsidiary of Nicor, holds the company’s interests in Triton.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2008	2007
Operating revenues
Gas distribution (includes revenue taxes of $80.3 and $72.3, respectively)	$1,464.2	$1,208.4
Shipping	97.7	99.1
Other energy ventures	70.2	76.6
Corporate and eliminations	(36.4)	(49.4)
Total operating revenues	1,595.7	1,334.7

Operating expenses
Gas distribution
Cost of gas	1,186.7	948.4
Operating and maintenance	88.6	79.7
Depreciation	42.8	41.5
Taxes, other than income taxes	83.8	75.9
Mercury-related recoveries, net	-	(8.0)
Shipping	93.8	89.2
Other energy ventures	69.2	79.3
Other corporate expenses and eliminations	(32.4)	(47.9)
Total operating expenses	1,532.5	1,258.1

Operating income	63.2	76.6
Interest expense, net of amounts capitalized	10.6	13.8
Equity investment income, net	1.5	.8
Interest income	1.3	1.6
Other income, net	-	.2

Income before income taxes	55.4	65.4
Income tax expense	14.0	18.2

Net income	$41.4	$47.2

Average shares of common stock outstanding
Basic	45.3	45.0
Diluted	45.3	45.2

Earnings per average share of common stock
Basic	$.92	$1.05
Diluted	.91	1.04

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Three months ended
	March 31
	2008	2007
		* As Adjusted
Operating activities
Net income	$41.4	$47.2
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	47.4	46.1
Deferred income tax expense (benefit)	(1.5)	.7
Changes in assets and liabilities:
Receivables, less allowances	(265.0)	(189.2)
Gas in storage	113.6	150.3
Accrued gas costs	13.0	(32.9)
Derivative instruments	(97.1)	(65.7)
Other assets	(5.0)	20.0
Accounts payable and customer credit balances and deposits	(88.3)	(115.4)
Temporary LIFO inventory liquidation	559.0	409.5
Other liabilities	67.1	.2
Other items	13.7	21.3
Net cash flow provided from operating activities	398.3	292.1

Investing activities
Additions to property, plant & equipment	(46.5)	(39.6)
Purchases of held-to-maturity securities	-	(1.2)
Proceeds from sales or maturities of held-to-maturity securities	-	.7
Net (increase) decrease in other short-term investments	.6	(8.3)
Other investing activities	2.6	(2.3)
Net cash flow used for investing activities	(43.3)	(50.7)

Financing activities
Net repayments of commercial paper with maturities of
90 days or less	(341.0)	(253.0)
Dividends paid	(21.1)	(20.9)
Proceeds from exercise of stock options	-	1.5
Repayment of loan against cash surrender value of life insurance policies	(11.2)	-
Other financing activities	(.1)	(.1)
Net cash flow used for financing activities	(373.4)	(272.5)

Net decrease in cash and cash equivalents	(18.4)	(31.1)

Cash and cash equivalents, beginning of period	42.8	41.1

Cash and cash equivalents, end of period	$24.4	$10.0

* Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted
Current assets
Cash and cash equivalents	$24.4	$42.8	$10.0
Restricted short-term investments	-	-	10.3
Short-term investments, at cost which approximates market	48.5	49.1	24.6
Receivables, less allowances of $53.0, $35.1
and $34.9, respectively	906.5	641.5	736.5
Gas in storage	40.4	154.0	35.7
Deferred income taxes	37.2	37.5	30.2
Derivative instruments	125.0	28.4	26.4
Other	65.5	89.8	66.3
Total current assets	1,247.5	1,043.1	940.0

Property, plant and equipment, at cost
Gas distribution	4,305.5	4,279.7	4,178.8
Shipping	311.6	309.2	302.9
Other	23.8	22.8	20.2
	4,640.9	4,611.7	4,501.9
Less accumulated depreciation	1,881.3	1,854.4	1,787.8
Total property, plant and equipment, net	2,759.6	2,757.3	2,714.1

Pension benefits	219.3	215.5	164.0
Long-term investments	142.6	132.9	135.4
Other assets	152.9	122.5	169.3

Total assets	$4,521.9	$4,271.3	$4,122.8

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$125.0	$75.0	$-
Short-term debt	28.0	369.0	97.0
Accounts payable	441.2	428.2	328.1
Customer credit balances and deposits	133.2	234.5	118.6
Temporary LIFO inventory liquidation	559.0	-	409.5
Accrued gas costs	63.1	50.1	17.1
Dividends payable	21.0	21.0	20.9
Obligations related to restricted investments	-	-	10.0
Other	185.2	117.9	133.3
Total current liabilities	1,555.7	1,295.7	1,134.5

Deferred credits and other liabilities
Regulatory asset retirement cost liability	730.4	720.7	687.5
Deferred income taxes	402.8	400.4	395.3
Health care and other postretirement benefits	185.4	185.1	183.0
Asset retirement obligation	178.7	177.5	171.1
Regulatory income tax liability	48.8	49.5	53.0
Unamortized investment tax credits	26.9	27.5	29.1
Other	48.0	46.3	58.1
Total deferred credits and other liabilities	1,621.0	1,607.0	1,577.1

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	372.8	422.8	497.5
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	373.4	423.4	498.1

Common equity
Common stock	112.8	112.8	112.4
Paid-in capital	45.9	44.8	36.6
Retained earnings	815.8	795.5	770.7
Accumulated other comprehensive loss, net	(2.7)	(7.9)	(6.6)
Total common equity	971.8	945.2	913.1

Total capitalization	1,345.2	1,368.6	1,411.2

Total liabilities and capitalization	$4,521.9	$4,271.3	$4,122.8

*	Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2007 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the changes in accounting policy as described in Note 3 – New Accounting Pronouncements) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas distribution segment inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2008 is expected to be restored prior to year-end.

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	63.1	64.2	103.5
Deferred environmental costs	7.0	9.5	12.4
Unamortized losses on reacquired debt	16.2	16.5	17.3
Deferred rate case costs	3.3	2.6	2.9
Other	.1	.1	.7
	$94.9	$98.1	$145.6

Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	730.4	720.7	687.5
Accrued gas costs	63.1	50.1	17.1
Regulatory income tax liability	48.8	49.5	53.0
Other	4.5	1.1	2.6
	$854.8	$829.4	$768.2

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the quarter ended March 31, 2008 and 2007 were $78.9 million and $71.1 million, respectively.

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications.  Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertains to fair value measurements for goodwill and other intangible assets, as well as asset retirement obligations.  The effect of adopting SFAS No. 157 was not material to Nicor’s results of operations or financial condition for the quarter ended March 31, 2008.

Offsetting of amounts related to certain contracts.  Effective January 1, 2008, Nicor adopted FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts.  This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement.   Upon adoption of this FSP, the company elected not to offset fair value assets and liabilities recognized for derivative instruments.  As a result, any related cash collateral is not offset against the derivatives.

This FSP was required to be applied retrospectively to all periods presented, and accordingly, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):
	March 31 2008	December 31 2007	March 31 2007

Receivables	$(38.0)	$(22.5)	$(22.5)
Current other assets	90.9	41.8	40.1
Current other liabilities	52.9	19.3	17.6

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

In July 2006, Nicor reached a tentative agreement with the staff of the Enforcement Division of the SEC in settlement of an anticipated civil action against the company for a payment of $10 million.  At that time, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners.  The SEC commissioners approved the tentative settlement in March 2007.  A final judgment, dated April 30, 2007, was entered by a federal court approving the settlement and the funds held in escrow were released.  There were no similar restricted short-term investments at December 31, 2007 or March 31, 2008.

5.	SHORT-TERM AND LONG-TERM DEBT

In April 2008, Nicor Gas entered into an agreement for the issuance of $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $75 million 5.875 percent First Mortgage Bond series due in August 2008.

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $28 million, $369 million and $97 million of commercial paper borrowings outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

The company believes it is in compliance with all debt covenants.

6.	INCOME TAXES

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three-month periods ended March 31, 2008 and 2007, income tax expense has not been provided on approximately $1 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.

As of March 31, 2008, Nicor has not recorded deferred income taxes of approximately $43 million on approximately $123 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the quarter ended March 31, 2008 decreased to 25.3 percent from 27.8 percent for the prior-year period.  The lower rate for the first three months of 2008 is primarily due to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

7.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $237.0 million, $191.2 million and $174.0 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.	FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of March 31, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$81.3	$30.8	$.1	$112.2
Financial - noncurrent	-	2.5	-	2.5
Physical - current	-	2.5	10.3	12.8
Physical - noncurrent	-	-	.6	.6
Total	$81.3	$35.8	$11.0	$128.1

Liabilities
Commodity Derivatives:
Financial - current	$20.7	$5.0	$-	$25.7
Physical - current	-	2.7	1.6	4.3
Physical - noncurrent	-	-	.1	.1
Total	$20.7	$7.7	$1.7	$30.1

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  Level 1 values only include derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

The fair value of commodity derivatives relates largely to Nicor Gas.  The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The current asset portion of the derivatives is stated separately within current assets on the Condensed Consolidated Balance Sheets. The current liability and the noncurrent assets and liabilities noted in the above table are classified as other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the quarter ended March 31, 2008 (in millions):

Beginning of period	$8.2
Net unrealized gains
Included in regulatory assets and liabilities	5.9
Included in net income	2.5
Settlements	(7.2)
Transfers in and/or out of Level 3	(0.1)
End of period	$9.3

Net unrealized gains included in net income relating to derivatives still held at March 31, 2008	$2.5

Net unrealized gains included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Nicor maintains margin accounts related to financial derivative transactions.  As of March 31, 2008, Nicor Gas recorded $28.6 million in current other liabilities and Nicor Enerchange recorded $8.5 million in current other assets related to margin accounts.  The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2008, December 31, 2007 and March 31, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $510 million at March 31, 2008, $513 million at December 31, 2007, and $518 million at March 31, 2007.

9.	POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees.  The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982.  The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  To the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
Three months ended March 31	2008	2007	2008	2007

Service cost	$2.1	$2.3	$.5	$.6
Interest cost	4.0	3.8	3.0	2.7
Expected return on plan assets	(10.0)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.2	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(3.8)	$(2.8)	$4.7	$4.5

10.	EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton of $1.0 million and $0.9 million for the first quarter ended March 31, 2008 and 2007, respectively.  Nicor received cash distributions from equity investees of $3.3 million and $4.1 million, respectively, during the first quarter of 2008 and 2007.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):
	Three months ended
	March 31
	2008	2007

Net income	$41.4	$47.2
Other comprehensive income, after tax	5.2	6.7
Total comprehensive income	$46.6	$53.9

Other comprehensive income consists primarily of net unrealized gains from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.	BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):
	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated

Three months ended March 31, 2008
Operating revenues
External customers	$1,432.7	$97.7	$65.3	$-	$1,595.7
Intersegment	31.5	-	4.9	(36.4)	-
	$1,464.2	$97.7	$70.2	$(36.4)	$1,595.7

Operating income (loss)	$62.3	$3.9	$1.0	$(4.0)	$63.2

Three months ended March 31, 2007
Operating revenues
External customers	$1,176.3	$99.1	$59.3	$-	$1,334.7
Intersegment	32.1	-	17.3	(49.4)	-
	$1,208.4	$99.1	$76.6	$(49.4)	$1,334.7

Operating income (loss)	$70.9	$9.9	$(2.7)	$(1.5)	$76.6

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

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather for the three months ended March 31, 2008 and 2007 were $3.8 million and $0.6 million, respectively.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

13.	RATE PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates of $140.3 million.  The company’s filing provides for a rate of return on rate base of 9.21 percent, which reflects an 11.05 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas has proposed some new rate adjustment mechanisms.  These include mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included are a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase is expected to be suspended pending the completion of the ICC’s review.

14.	GUARANTEES AND INDEMNITIES

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

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $2 million at March 31, 2008.  Nicor believes the likelihood of any such payment by TEL is either remote, or the fair value of the indemnification was immaterial, and no liability has been recorded for this contingent liability.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.7 million were incurred for the three months ended March 31, 2008 and March 31, 2007.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  Aside from liabilities recorded in connection with coal tar clean-up, as discussed in Note 15 – Contingencies – Manufactured Gas Plant Sites, Nicor believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification was immaterial, and no liability has been recorded for these indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company.  There is generally no limitation as to the amount.  During 2007, the SEC filed a civil injunctive action against three former officers of Nicor relating to the PBR Plan.  Defense costs that are being incurred by these former officers in connection with the SEC action currently are being tendered to, and paid by, the company’s insurer. While the company does not expect to incur significant costs relating to the indemnification of present and former directors, officers and employees after taking into account available insurance, it is not possible to estimate the maximum future potential payments.

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

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of March 31, 2008, Nicor Gas had remaining an estimated liability of $2.5 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company.  In the first quarter of 2007, the company recorded a net recovery of approximately $0.8 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2008, the company had recorded a liability in connection with these matters of $15.0 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site.  These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against a previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008. In accordance with ICC authorization, the company expects to recover costs of such settlements from its customers, subject to an annual prudence review.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas.  Nicor Gas has filed a motion to dismiss the action.  In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor 2007 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):
	Three months ended
	March 31
	2008	2007

Net income	$41.4	$47.2

Diluted earnings per common share	.91	1.04

Net income and diluted earnings per common share for the first quarter of 2007 include pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.

Quarter over quarter comparisons (excluding the effect of the item noted above) reflect lower operating results in the company’s gas distribution and shipping businesses and lower corporate operating income, partially offset by improved results in the company’s other energy-related businesses and lower interest expense.

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates of $140.3 million.  The company’s filing provides for a rate of return on rate base of 9.21 percent, which reflects an 11.05 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas has proposed some new rate adjustment mechanisms.  These include mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included are a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase is expected to be suspended pending the completion of the ICC’s review.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):
	Three months ended
	March 31
	2008	2007

Gas distribution	$62.3	$70.9
Shipping	3.9	9.9
Other energy ventures	1.0	(2.7)
Corporate and eliminations	(4.0)	(1.5)
	$63.2	$76.6

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income decreased $8.6 million in the first quarter of 2008 compared to the prior-year period due primarily to higher operating and maintenance expenses ($8.9 million increase), the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million decrease) and higher depreciation expense ($1.3 million increase), partially offset by higher gas distribution margin ($9.7 million increase).

•
Shipping operating income decreased $6.0 million in the first quarter of 2008 compared to the prior-year period due to higher operating costs ($4.6 million increase) and lower operating revenues ($1.4 million decrease).  Higher operating costs were attributable to increased fuel costs ($4.8 million increase).  Lower operating revenues were attributable to lower volumes shipped ($5.6 million decrease), partially offset by higher average rates ($4.2 million increase).

•
Nicor’s other energy ventures operating income increased $3.7 million in the first quarter of 2008 compared to the prior-year period due to improved results at Nicor’s energy-related products and services businesses ($10.6 million increase), partially offset by lower operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($6.9 million decrease). Improved operating results at Nicor’s energy-related products and services businesses were due to lower operating expenses ($16.2 million decrease), partially offset by lower operating revenues ($5.6 million decrease).  Lower operating results at Nicor Enerchange were due primarily to unfavorable valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

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

•
Corporate and eliminations operating income for the first quarter of 2008 decreased $2.5 million when compared to the prior-year period due primarily to the impact of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($3.2 million decrease).  In the current year period, the company recorded a $3.8 million charge associated with this hedge, in comparison to a prior year charge of $0.6 million.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these products generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended
	March 31
	2008	2007

Gas distribution	$1,464.2	$1,208.4
Shipping	97.7	99.1
Other energy ventures	70.2	76.6
Corporate and eliminations	(36.4)	(49.4)
	$1,595.7	$1,334.7

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  For the first quarter of 2008 compared to the prior-year period, gas distribution revenues increased $255.8 million due to higher natural gas costs (approximately $170 million increase) and colder weather in 2008 (approximately $100 million increase).

Shipping segment operating revenues decreased $1.4 million compared with the prior-year period due to lower volumes shipped ($5.6 million decrease), partially offset by higher average rates ($4.2 million increase).  Volumes shipped were adversely impacted by decreased construction cargo, decreased tourism and increased competition.  Rates were higher due to cost-recovery surcharges for fuel.

Nicor’s other energy ventures operating revenues decreased $6.4 million from the prior-year period due primarily to lower revenues at Nicor’s energy-related products and services businesses ($5.6 million decrease).  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average utility-bill management contract volumes.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

Gas distribution margin.  Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues.  Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in gas distribution revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on gas distribution margin.

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended
	March 31
	2008	2007

Gas distribution revenues	$1,464.2	$1,208.4
Cost of gas	(1,186.7)	(948.4)
Revenue tax expense	(78.9)	(71.1)
Gas distribution margin	$198.6	$188.9

Gas distribution margin increased $9.7 million in the first quarter of 2008 compared with the corresponding prior-year period due primarily to colder weather in 2008 (approximately $7 million increase) and the impact of customer interest (approximately $2 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $8.9 million in the first quarter of 2008 compared with the corresponding prior-year period due to higher bad debt expense ($10.6 million increase).

Other gas distribution operating expenses.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  The first quarter 2007 net recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Mercury.

Shipping operating expenses.  Shipping segment operating expenses increased $4.6 million in the first quarter of 2008 compared with the corresponding prior-year period.  Higher operating costs were due to increased fuel costs ($4.8 million increase).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $10.1 million in the first quarter of 2008 compared with the corresponding prior-year period due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($16.2 million decrease), partially offset by an increase in operating expenses at Nicor Enerchange ($6.1 million increase).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due primarily to lower average utility-bill management contract volumes and lower average costs associated with customer contracts.  The variance in operating expense at Nicor Enerchange was due primarily to transportation and storage charges.

Interest expense.  Interest expense of $10.6 million in the first quarter of 2008 decreased $3.2 million over the prior-year period due to lower estimated interest on income tax matters ($1.9 million decrease), lower average interest rates ($0.7 million decrease) and lower average borrowing levels ($0.6 million decrease).

Net equity investment income.  Net equity investment income increased $0.7 million for the three month period ended March 31, 2008 over the corresponding prior-year period due primarily to an increase in income of $0.5 million from the company’s investment in EN Engineering.

Income taxes.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three-month periods ended March 31, 2008 and 2007, income tax expense has not been provided on approximately $1 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.

As of March 31, 2008, Nicor has not recorded deferred income taxes of approximately $43 million on approximately $123 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the quarter ended March 31, 2008 decreased to 25.3 percent from 27.8 percent for the prior-year period.  The lower rate for the first three months of 2008 is primarily due to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

Nicor Inc.
Gas Distribution Statistics

	Three months ended
	March 31
	2008	2007
Operating revenues (millions)
Sales
Residential	$1,013.2	$837.8
Commercial	249.7	195.2
Industrial	31.0	23.8
	1,293.9	1,056.8
Transportation
Residential	13.2	9.6
Commercial	31.2	28.9
Industrial	11.8	11.3
Other	17.2	8.0
	73.4	57.8
Other revenues
Revenue taxes	80.3	72.3
Environmental cost recovery	5.0	5.5
Chicago Hub	3.4	7.5
Other	8.2	8.5
	96.9	93.8
	$1,464.2	$1,208.4
Deliveries (Bcf)
Sales
Residential	104.2	99.8
Commercial	25.8	23.3
Industrial	3.3	3.0
	133.3	126.1
Transportation
Residential	11.7	9.3
Commercial	40.5	36.8
Industrial	32.3	32.8
	84.5	78.9
	217.8	205.0
Customers at end of period (thousands)
Sales
Residential	1,789	1,810
Commercial	130	126
Industrial	8	7
	1,927	1,943
Transportation
Residential	197	167
Commercial	53	56
Industrial	6	6
	256	229
	2,183	2,172

Other statistics
Degree days	3,272	3,018
Colder than normal (1)	9%	1%
Average gas cost per Mcf sold	$8.86	$7.41

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics
	Three months ended
	March 31
	2008	2007

TEUs shipped (thousands)	48.0	50.9
Average revenue per TEU	$2,037	$1,949
At end of period
Ports served	26	27
Vessels operated	18	19

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $106.2 million to $398.3 million in the first quarter of 2008 from $292.1 million in the prior-year period.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $7.4 million to $43.3 million in the first quarter of 2008 from $50.7 million in the prior-year period.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the December 31, 2007 Annual Report on Form 10-K.  In April 2008, Standard & Poor’s affirmed its credit ratings and changed its outlook from Negative to Stable on both Nicor and Nicor Gas. The company believes it is in compliance with all debt covenants.

Long-term debt.  In April 2008, Nicor Gas entered into an agreement for the issuance of $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $75 million 5.875 percent First Mortgage Bond series due in August 2008.

The company expects to refinance the $50 million First Mortgage Bonds due in February 2009.

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $28 million, $369 million and $97 million of commercial paper borrowings outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish later in 2008.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends. Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the first quarter of 2008.  This quarterly dividend rate was also applicable in 2007.  The company paid dividends on its common stock of $21.1 million and $20.9 million for the year-to-date periods ended March 31, 2008 and 2007, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

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

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2008.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – PCBs.

Municipal Tax Matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Municipal Tax Matters.

Other contingencies.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2007 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning SFAS No. 157, Fair Value Measurements, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncements.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Nicor is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices and interest rates.  Nicor’s practice is to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

There has been no material change in the company’s exposure to market risk since the filing of the 2007 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies, which is incorporated herein by reference.

Item 1A.    Risk Factors

The company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company’s businesses in the company’s 2007 Annual Report on Form 10-K.  On a quarterly basis, the company reviews these risks and makes updates as appropriate.  The following factor has been added based upon those reviews.

Changes in the laws and regulations regarding the sale and marketing of products and services offered by Nicor’s other energy ventures could adversely affect the results of operations, cash flows and financial condition of Nicor.

Nicor’s other energy ventures provide various energy-related products and services. These include sales of natural gas and utility bill management services to residential and small commercial customers, the sale, repair, maintenance and warranty of heating, air conditioning and indoor air quality equipment and wholesale natural gas supply services. The sale and marketing of these products and services by Nicor’s other energy ventures are subject to various state and federal laws and regulations. Changes in these laws and regulations could impose additional costs on, or restrict or prohibit certain activities by, Nicor’s other energy ventures which could adversely affect the results of operations, cash flows and financial condition of Nicor.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first quarter of 2008 or 2007.  As of March 31, 2008, $21.5 million remained authorized for the repurchase of common stock.

Item 6.       Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company. (File No. 1-7297, Form 8-K for July 26, 2006, Nicor Inc.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7297, Form 8-K for November 29, 2007, Nicor Inc., Exhibit 3.1.)

10.01	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.1.)

10.02	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.2.)

10.03	*	2008 Long Term Incentive Program. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.3.)

10.04	*	Tropical Shipping Company Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.4.)

10.05	*	Tropical Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.5.)

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Inc.

May 1, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)