Form 10-Q
period 2008-06-30
NICOR INC
filed 2008-08-04
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at July 30, 2008, were 45,149,020 shares.

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

NYMEX.  New York Mercantile Exchange

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

USEPA.  United States Environmental Protection Agency.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Operating revenues
Gas distribution (includes revenue taxes of
$36.7, $28.9, $117.0 and $101.2, respectively)	$560.1	$431.4	$2,024.3	$1,639.8
Shipping	102.6	97.0	200.3	196.1
Other energy ventures	52.7	45.1	122.9	121.7
Corporate and eliminations	(15.6)	(16.6)	(52.0)	(66.0)
Total operating revenues	699.8	556.9	2,295.5	1,891.6

Operating expenses
Gas distribution
Cost of gas	396.2	281.6	1,582.9	1,230.0
Operating and maintenance	59.7	62.1	148.3	141.8
Depreciation	42.9	41.5	85.7	83.0
Taxes, other than income taxes	40.6	33.2	124.4	109.1
Mercury-related recoveries, net	-	-	-	(8.0)
Property sale gains	-	(.8)	-	(.8)
Shipping	96.9	88.7	190.7	177.9
Other energy ventures	41.7	37.1	110.9	116.4
Other corporate expenses and eliminations	(18.8)	(16.4)	(51.2)	(64.3)
Total operating expenses	659.2	527.0	2,191.7	1,785.1

Operating income	40.6	29.9	103.8	106.5
Interest expense, net of amounts capitalized	9.1	10.1	19.7	23.9
Equity investment income, net	2.8	1.2	4.3	2.0
Interest income	4.2	3.2	5.5	4.8
Other income, net	.2	-	.2	.2

Income before income taxes	38.7	24.2	94.1	89.6
Income tax expense	9.8	6.2	23.8	24.4

Net income	$28.9	$18.0	$70.3	$65.2

Average shares of common stock outstanding
Basic	45.3	45.2	45.3	45.1
Diluted	45.3	45.3	45.3	45.2

Earnings per average share of common stock
Basic	$.64	$.40	$1.55	$1.45
Diluted	.64	.40	1.55	1.44

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2008	2007
		* As Adjusted
Operating activities
Net income	$70.3	$65.2
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	95.1	92.3
Deferred income tax benefit	(20.5)	(6.9)
Gain on sale of property, plant and equipment	(.1)	(.6)
Changes in assets and liabilities:
Receivables, less allowances	128.2	187.9
Gas in storage	78.3	142.4
Accrued gas costs	41.2	(43.9)
Derivative instruments	(163.4)	(29.0)
Margin accounts - derivative instruments	91.2	(5.2)
Other assets	(32.2)	(18.5)
Accounts payable and customer credit balances and deposits	30.9	(36.8)
Temporary LIFO inventory liquidation	399.2	263.0
Litigation charge	-	(10.0)
Other liabilities	(13.8)	(25.8)
Other items	9.6	12.8
Net cash flow provided from operating activities	714.0	586.9

Investing activities
Additions to property, plant & equipment	(97.1)	(78.4)
Purchases of held-to-maturity securities	(1.1)	(1.3)
Proceeds from sales or maturities of held-to-maturity securities	1.4	1.9
Release of restricted short-term investments	-	10.0
Net increase in other short-term investments	(5.5)	(17.5)
Business acquisition, net of cash acquired	(5.6)	-
Other investing activities	6.2	(2.7)
Net cash flow used for investing activities	(101.7)	(88.0)

Financing activities
Net repayments of commercial paper with maturities of
90 days or less	(351.0)	(350.0)
Dividends paid	(42.2)	(41.9)
Proceeds from exercise of stock options	-	8.1
Repayment of loan against cash surrender value of life insurance policies	(11.2)	-
Other financing activities	(.1)	.4
Net cash flow used for financing activities	(404.5)	(383.4)

Net increase in cash and cash equivalents	207.8	115.5

Cash and cash equivalents, beginning of period	42.8	41.1

Cash and cash equivalents, end of period	$250.6	$156.6

* Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	June 30	December 31	June 30
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted
Current assets
Cash and cash equivalents	$250.6	$42.8	$156.6
Short-term investments, at cost which approximates market	53.2	49.1	33.8
Receivables, less allowances of $55.5, $35.1 and $34.7, respectively	514.6	641.5	359.4
Gas in storage	75.7	154.0	43.6
Deferred income taxes	49.4	37.5	34.1
Derivative instruments	226.4	28.4	23.5
Other	74.0	89.8	112.1
Total current assets	1,243.9	1,043.1	763.1

Property, plant and equipment, at cost
Gas distribution	4,348.2	4,279.7	4,205.6
Shipping	312.2	309.2	303.8
Other	25.1	22.8	21.2
	4,685.5	4,611.7	4,530.6
Less accumulated depreciation	1,905.3	1,854.4	1,809.9
Total property, plant and equipment, net	2,780.2	2,757.3	2,720.7

Pension benefits	223.2	215.5	166.9
Long-term investments	141.8	132.9	134.7
Other assets	166.6	122.5	168.5

Total assets	$4,555.7	$4,271.3	$3,953.9

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$125.0	$75.0	$-
Short-term debt	18.0	369.0	-
Accounts payable	555.1	428.2	368.8
Customer credit balances and deposits	138.5	234.5	156.5
Temporary LIFO inventory liquidation	399.2	-	263.0
Accrued gas costs	91.3	50.1	6.1
Dividends payable	21.0	21.0	21.0
Margin accounts - derivative instruments	79.4	-	-
Other	133.9	117.9	143.0
Total current liabilities	1,561.4	1,295.7	958.4

Deferred credits and other liabilities
Regulatory asset retirement cost liability	739.8	720.7	698.4
Deferred income taxes	399.4	400.4	391.7
Health care and other postretirement benefits	186.2	185.1	183.3
Asset retirement obligation	181.6	177.5	173.2
Regulatory income tax liability	48.1	49.5	52.2
Unamortized investment tax credits	26.4	27.5	28.6
Other	55.0	46.3	53.6
Total deferred credits and other liabilities	1,636.5	1,607.0	1,581.0

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	372.9	422.8	497.6
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	373.5	423.4	498.2

Common equity
Common stock	112.9	112.8	112.8
Paid-in capital	46.6	44.8	43.8
Retained earnings	823.5	795.5	767.6
Accumulated other comprehensive income (loss), net	1.3	(7.9)	(7.9)
Total common equity	984.3	945.2	916.3

Total capitalization	1,357.8	1,368.6	1,414.5

Total liabilities and capitalization	$4,555.7	$4,271.3	$3,953.9

*		Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

Gas in storage.  Gas distribution segment inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2008 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	61.9	64.2	102.2
Deferred environmental costs	8.0	9.5	11.7
Unamortized losses on reacquired debt	15.9	16.5	17.0
Deferred rate case costs	4.2	2.6	2.8
Other	.1	.1	1.4
	$95.3	$98.1	$143.9

Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	739.8	720.7	698.4
Accrued gas costs	91.3	50.1	6.1
Regulatory income tax liability	48.1	49.5	52.2
Other	6.1	1.1	-
	$893.3	$829.4	$764.7

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

Goodwill.  Tropical Shipping had goodwill of $18.7 million, $15.6 million and $15.6 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  The increase in goodwill from December 31, 2007 to June 30, 2008 is due to the acquisition of the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2008 were $36.1 million and $115.0 million, respectively, and $28.5 million and $99.6 million, respectively, for the same periods ending June 30, 2007.

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications.  Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.    Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertains to fair value measurements for business combinations, impairment testing of goodwill and other intangible assets, as well as asset retirement obligations.  The effect of adopting SFAS No. 157 was not material to Nicor’s results of operations or financial condition.

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

This FSP was required to be applied retrospectively to all prior periods. As a result of the application of this FSP, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):
	June 30 2008	December 31 2007	June 30 2007

Assets
Receivables	$(37.9)	$(22.5)	$(25.3)
Derivative instruments	160.8	13.0	12.5
Current other assets	17.0	28.8	50.3
Liabilities
Margin accounts – derivative instruments	$79.4	$-	$-
Current other liabilities	60.5	19.3	37.5

Defined benefit pension and other postretirement plans. On December 31, 2006, Nicor adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 requires Nicor to change its plan measurement date to match its fiscal year-end.  Such provision is effective for Nicor no later than December 31, 2008 and will be adopted prospectively at that time.  In accordance with SFAS No. 158, Nicor has elected to use a 15-month approach for transitioning from an October 1 measurement date to a December 31 measurement date.  An adjustment to retained earnings will be recorded on December 31, 2008 to account for the transition since the total impact will not be known until the December 31, 2008 actuarial valuation of the plan is complete.

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

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $18 million and $369 million of commercial paper borrowings outstanding at June 30, 2008 and December 31, 2007, respectively.  The company had no commercial paper borrowings outstanding at June 30, 2007.

The company believes it is in compliance with all debt covenants.

6.         INCOME TAXES

The effective income tax rate for the three months ended June 30, 2008 decreased to 25.3 percent from 25.6 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2008 decreased to 25.3 percent from 27.2 percent for the prior-year period.  The lower effective income tax rate for 2008 reflects the impact of lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments offset, in part, by lower untaxed foreign shipping earnings.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization. Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and six months ended June 30, 2008, income tax expense has not been provided on approximately $3 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $5 million and $13 million, respectively, for the comparable periods in 2007.  As of June 30, 2008, Nicor has not recorded deferred income taxes of approximately $44 million on approximately $126 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The company’s liability for unrecognized tax benefits was $8.0 million at June 30, 2008 of which about $1 million, if recognized, would impact the company’s effective income tax rate.  The increase in unrecognized tax benefits from $5.7 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, partially offset by settlements and adjustments to estimates.  The company believes that it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially increasing by $7 million or decreasing by $13 million its unrecognized tax benefits.

The company has approximately $7 million of net interest receivable related to interest and penalties at June 30, 2008 compared with $8 million of net interest payable related to interest and penalties at December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.

7.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $58.6 million, $191.2 million and $61.6 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.         FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of June 30, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$158.1	$55.2	$1.3	$214.6
Financial - noncurrent	-	3.3	-	3.3
Physical - current	-	4.0	7.8	11.8
Physical - noncurrent	-	.4	.9	1.3
Total	$158.1	$62.9	$10.0	$231.0

Liabilities
Commodity Derivatives:
Financial - current	$53.2	$9.5	$1.3	$64.0
Physical - current	-	.7	1.7	2.4
Physical - noncurrent	-	-	.1	.1
Total	$53.2	$10.2	$3.1	$66.5

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

The net fair value of commodity derivatives relates largely to Nicor Gas.  The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The current asset portion of the derivatives is stated separately within current assets on the Condensed Consolidated Balance Sheets.  The current liabilities and the noncurrent assets and liability noted in the above table are classified as other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the periods ended June 30, 2008 (in millions):

	Three months ended	Six months ended

Beginning of Period	$9.3	$8.2
Net realized/unrealized gains
Included in regulatory assets and liabilities	-	5.9
Included in net income	-	2.5
Settlements, net of purchases	(1.0)	(8.2)
Transfers in and/or out of Level 3	(1.4)	(1.5)
End of period	$6.9	$6.9

Net realized/unrealized gains included in net income relating to derivatives still held at June 30, 2008	$-	$2.5

Net realized/unrealized gains included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Nicor maintains margin accounts related to financial derivative transactions.  As of June 30, 2008, Nicor Gas recorded $79.3 million in margin accounts - derivative instruments and Nicor Enerchange recorded $17.0 million in current other assets related to margin accounts.  The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2008, December 31, 2007 and June 30, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $503 million at June 30, 2008, $513 million at December 31, 2007 and $505 million at June 30, 2007.

9.	POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and highest average salary for management employees and job level for collectively bargained employees.  The benefit obligation related to collectively bargained employee benefits considers the company’s past practice of regular benefit increases to reflect current wages.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982.  The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  To the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007
Three months ended June 30
Service cost	$2.2	$2.3	$.5	$.6
Interest cost	3.9	3.8	3.0	2.7
Expected return on plan assets	(10.0)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.1	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(3.8)	$(2.8)	$4.6	$4.5

Six months ended June 30
Service cost	$4.3	$4.6	$1.0	$1.2
Interest cost	7.9	7.5	6.0	5.4
Expected return on plan assets	(20.0)	(18.0)	-	-
Recognized net actuarial loss	-	-	2.3	2.3
Amortization of prior service cost	.2	.3	-	-
Net periodic benefit cost (credit)	$(7.6)	$(5.6)	$9.3	$8.9

10.	EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton of $2.2 million and $3.2 million, respectively, for the three and six months ended June 30, 2008 and $1.3 million and $2.2 million for the same periods ended June 30, 2007, respectively.  Nicor received cash distributions from equity investees for the three and six months ended June 30, 2008 of $4.0 million and $7.3 million, respectively, and $2.2 million and $6.3 million, respectively, for the same periods ended June 30, 2007.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$28.9	$18.0	$70.3	$65.2
Other comprehensive income (loss), after tax	4.0	(1.3)	9.2	5.4
Total comprehensive income	$32.9	$16.7	$79.5	$70.6

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.      BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Three months ended June 30, 2008
Operating revenues
External customers	$543.3	$102.6	$53.9	$-	$699.8
Intersegment	16.8	-	(1.2)	(15.6)	-
	$560.1	$102.6	$52.7	$(15.6)	$699.8

Operating income	$20.7	$5.7	$11.0	$3.2	$40.6

Three months ended June 30, 2007
Operating revenues
External customers	$416.7	$97.0	$43.2	$-	$556.9
Intersegment	14.7	-	1.9	(16.6)	-
	$431.4	$97.0	$45.1	$(16.6)	$556.9

Operating income (loss)	$13.8	$8.3	$8.0	$(.2)	$29.9

Six months ended June 30, 2008
Operating revenues
External customers	$1,976.0	$200.3	$119.2	$-	$2,295.5
Intersegment	48.3	-	3.7	(52.0)	-
	$2,024.3	$200.3	$122.9	$(52.0)	$2,295.5

Operating income (loss)	$83.0	$9.6	$12.0	$(.8)	$103.8

Six months ended June 30, 2007
Operating revenues
External customers	$1,593.0	$196.1	$102.5	$-	$1,891.6
Intersegment	46.8	-	19.2	(66.0)	-
	$1,639.8	$196.1	$121.7	$(66.0)	$1,891.6

Operating income (loss)	$84.7	$18.2	$5.3	$(1.7)	$106.5

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and six months ended June 30, 2008 were ($0.2) million and ($4.0) million, respectively, and $0.5 million and ($0.1) million, respectively, for the same periods in 2007.  This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

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

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase has been suspended pending the completion of the ICC’s review.

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

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $5 million at June 30, 2008.  Nicor believes the likelihood of any such payment by TEL is either remote, or the fair value of the indemnification was immaterial, and no liability has been recorded for this contingent liability.

Performance guarantees. Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.6 million and $3.3 million were incurred in the three and six months ended June 30, 2008, respectively, and $1.5 million and $3.2 million, respectively, for the same periods last year.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of June 30, 2008, Nicor Gas had remaining an estimated liability of $2.3 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2008, the company had recorded a liability in connection with these matters of $12.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas.  Nicor Gas filed a motion to dismiss the action. In June 2008, the trial court granted the motion to dismiss without prejudice.  In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$28.9	$18.0	$70.3	$65.2

Diluted earnings per common share	$.64	$.40	$1.55	$1.44

Net income and diluted earnings per common share for the six months ended June 30, 2007 includes pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.

Comparisons of the three months ended results reflect higher operating results in the company’s gas distribution and other energy-related businesses and higher corporate operating income, partially offset by lower operating results in the company’s shipping business.  Comparisons of the six months ended results (excluding the effect of the mercury-related item noted above) reflect higher operating results in the company’s gas distribution and other energy-related businesses and improved corporate operating results, partially offset by lower operating results in the company’s shipping business.

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

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase has been suspended pending the completion of the ICC’s review.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Gas distribution	$20.7	$13.8	$83.0	$84.7
Shipping	5.7	8.3	9.6	18.2
Other energy ventures	11.0	8.0	12.0	5.3
Corporate and eliminations	3.2	(.2)	(.8)	(1.7)
	$40.6	$29.9	$103.8	$106.5

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $6.9 million for the three months ended June 30, 2008 compared to the prior-year period due to higher gas distribution margin ($6.5 million increase) and lower operating and maintenance expense ($2.4 million decrease), partially offset by higher depreciation expense ($1.4 million increase).

Operating income decreased $1.7 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million decrease), higher operating and maintenance expenses ($6.5 million increase) and depreciation expense ($2.7 million increase), partially offset by higher gas distribution margin ($16.2 million increase).

•
Shipping operating income decreased $2.6 million and $8.6 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior-year periods due to higher operating costs ($8.2 million and $12.8 million increases, respectively), which were partially offset by higher operating revenues ($5.6 million and $4.2 million increases, respectively).  Operating costs were higher attributable to increased transportation-related costs ($6.6 million and $11.7 million increases, respectively) due primarily to increased fuel costs.  Operating revenues were higher due to higher average rates ($8.6 million and $12.8 million increases, respectively), partially offset by lower volumes shipped ($3.0 million and $8.6 million decreases, respectively).

•
Nicor’s other energy ventures operating income increased $3.0 million for the three months ended June 30, 2008 compared to the prior-year period due to improved results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($5.5 million increase), partially offset by lower operating income at Nicor’s energy-related products and services businesses ($2.2 million decrease). Improved operating results at Nicor Enerchange were due to favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating results at Nicor’s energy-related products and services businesses were due to lower operating revenues ($3.7 million decrease), partially offset by lower operating expenses ($1.5 million decrease).

Operating income increased $6.7 million for the six months ended June 30, 2008 compared to the prior-year period due to higher operating results at Nicor’s energy-related products and services businesses ($8.4 million increase), partially offset by lower operating income at Nicor

Enerchange ($1.4 million decrease).  Improved operating results at Nicor’s energy-related products and services business were due to lower operating expenses ($17.7 million decrease), partially offset by lower operating revenues ($9.3 million decrease).  Lower operating results at Nicor Enerchange were due primarily to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

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

•
Corporate and eliminations operating results increased $3.4 million for the three months ended June 30, 2008 compared to the prior-year period due to recoveries of previously incurred legal costs ($3.1 million) and benefits realized on life insurance contracts ($1.0 million).  The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).  Operating results increased $0.9 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to the previously mentioned recoveries of legal costs ($3.1 million) and benefits realized on life insurance contracts ($1.3 million), partially offset by the impact of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services business ($3.9 million decrease).  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these products generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Gas distribution	$560.1	$431.4	$2,024.3	$1,639.8
Shipping	102.6	97.0	200.3	196.1
Other energy ventures	52.7	45.1	122.9	121.7
Corporate and eliminations	(15.6)	(16.6)	(52.0)	(66.0)
	$699.8	$556.9	$2,295.5	$1,891.6

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues increased $128.7 million for the three months ended June 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $95 million increase). Gas distribution revenues increased $384.5 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $265 million increase) and colder weather in 2008 (approximately $105 million increase).

Shipping segment operating revenues increased $5.6 million and $4.2 million for the three and six months ended June 30, 2008, respectively, compared with the corresponding prior-year periods due to higher average rates ($8.6 million and $12.8 million increases, respectively), partially offset by lower volumes shipped ($3.0 million and $8.6 million decreases, respectively).  Rates were higher due primarily to cost-recovery surcharges for fuel.  Volumes shipped were adversely impacted by decreased construction cargo, decreased tourism and increased competition.  Tropical Shipping recently completed an acquisition of the assets of Caribtran, Inc., which is expected to add approximately 4 percent to expected shipping revenues on an annual basis.

Nicor’s other energy ventures operating revenues increased $7.6 million for the three months ended June 30, 2008 compared to the prior-year period due to higher revenues at Nicor Enerchange ($11.3 million increase), partially offset by lower revenues at Nicor’s energy-related products and services businesses ($3.7 million decrease).  Operating revenues increased $1.2 million for the six months ended June 30, 2008 compared to the prior-year period due to higher revenues at Nicor Enerchange ($10.5 million increase), partially offset by lower revenues at Nicor’s energy-related products and services businesses ($9.3 million decrease).  Higher revenues at Nicor Enerchange were due primarily to favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services business, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average utility-bill management contract volumes.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Gas distribution revenues	$560.1	$431.4	$2,024.3	$1,639.8
Cost of gas	(396.2)	(281.6)	(1,582.9)	(1,230.0)
Revenue tax expense	(36.1)	(28.5)	(115.0)	(99.6)
Gas distribution margin	$127.8	$121.3	$326.4	$310.2

Gas distribution margin increased $6.5 million for the three months ended June 30, 2008 compared to the corresponding prior-year period due primarily to higher demand unrelated to weather (approximately $3 million increase) and the impact of customer interest (approximately $3 million increase).  Gas distribution margin increased $16.2 million for the six months ended June 30, 2008 compared to the corresponding prior-year period due primarily to colder weather in 2008 (approximately $7 million increase), the impact of customer interest (approximately $5 million increase) and higher demand unrelated to weather (approximately $4 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense decreased $2.4 million for the three months ended June 30, 2008 compared to the corresponding prior-year period due primarily to recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe) and lower company use gas and storage-related gas costs ($3.1 million decrease attributable primarily to favorable fair value adjustments on derivatives hedging company usage), partially offset by higher bad debt expense ($2.8 million increase) and payroll and benefit-related costs ($2.2 million increase).  Operating and maintenance expense increased $6.5 million for the six months ended June 30, 2008 compared to the corresponding prior-year period due primarily to higher bad debt expense ($13.4 million increase), partially offset by lower company use gas and storage-related gas costs ($4.2 million decrease) and the previously mentioned cost recoveries ($3.9 million).

Other gas distribution operating expenses.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  For the six months ended June 30, 2007, net recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Mercury.

Shipping operating expenses.  Shipping segment operating expenses increased $8.2 million and $12.8 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior-year periods.  Higher operating costs were attributable to increased transportation-related costs ($6.6 million and $11.7 million increases, respectively) due primarily to increased fuel costs.

Other energy ventures operating expenses.  Other energy ventures operating expenses increased $4.6 million for the three months ended June 30, 2008 compared to the corresponding prior-year period due primarily to an increase in operating expenses at Nicor Enerchange ($5.8 million increase), partially offset by a decrease in operating expenses at Nicor’s energy-related products and services businesses ($1.5 million decrease).  The variance in operating expense at Nicor Enerchange was due primarily to transportation and storage charges.   The decrease in operating expenses at Nicor’s energy-related products and services businesses was due primarily to lower average utility-bill management contract volumes.  Operating expenses decreased $5.5 million for the six months ended June 30, 2008 compared to the corresponding prior-year period due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($17.7 million decrease), partially offset by an increase in operating expenses at Nicor Enerchange ($11.9 million increase).   The decrease in operating expenses at Nicor’s energy-related products and services businesses was due primarily to lower average-utility bill management contract volumes and lower average costs associated with customer contracts.  The variance in operating expense at Nicor Enerchange was due primarily to transportation and storage charges.

Interest expense.  Interest expense decreased $1.0 million for the three months ended June 30, 2008 compared to the prior-year period due primarily to lower estimated interest on income tax matters ($0.7 million decrease).  Interest expense decreased $4.2 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to lower estimated interest on income tax matters ($2.6 million decrease), lower average interest rates ($1.0 million decrease) and lower average borrowing levels ($0.5 million decrease).

Net equity investment income.  Net equity investment income increased $1.6 million and $2.3 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding prior-year periods due primarily to an increase in income from the company’s investment in Triton ($0.9 million and $1.0 million increases, respectively) and reduced losses from affordable housing investments ($0.7 million decrease for the three and six months ended).

Income taxes.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and six months ended June 30, 2008, income tax expense has not been provided on approximately $3 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $5 million and $13 million, respectively, for the comparable periods in 2007.

As of June 30, 2008, Nicor has not recorded deferred income taxes of approximately $44 million on approximately $126 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the three months ended June 30, 2008 decreased to 25.3 percent from 25.6 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2008 decreased to 25.3 percent from 27.2 percent for the prior-year period.  The lower effective income tax rate for 2008 reflects the impact of lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments offset, in part, by lower untaxed foreign shipping earnings.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Operating revenues (millions)
Sales
Residential	$363.1	$282.4	$1,376.3	$1,120.2
Commercial	101.9	73.7	351.6	268.9
Industrial	11.1	7.7	42.1	31.5
	476.1	363.8	1,770.0	1,420.6
Transportation
Residential	8.0	6.0	21.2	15.6
Commercial	11.8	12.2	43.0	41.1
Industrial	7.6	7.4	19.4	18.7
Other	5.5	1.3	22.7	9.3
	32.9	26.9	106.3	84.7
Other revenues
Revenue taxes	36.7	28.9	117.0	101.2
Environmental cost recovery	1.1	1.6	6.1	7.1
Chicago Hub	2.5	2.2	5.9	9.7
Other	10.8	8.0	19.0	16.5
	51.1	40.7	148.0	134.5
	$560.1	$431.4	$2,024.3	$1,639.8
Deliveries (Bcf)
Sales
Residential	26.1	24.9	130.3	124.7
Commercial	7.9	7.1	33.7	30.4
Industrial	.9	.7	4.2	3.7
	34.9	32.7	168.2	158.8
Transportation
Residential	3.1	2.4	14.8	11.7
Commercial	11.7	11.7	52.2	48.5
Industrial	23.1	23.6	55.4	56.4
	37.9	37.7	122.4	116.6
	72.8	70.4	290.6	275.4
Customers at end of period (thousands)
Sales
Residential	1,777	1,799
Commercial	128	125
Industrial	7	7
	1,912	1,931
Transportation
Residential	205	169
Commercial	53	55
Industrial	5	6
	263	230
	2,175	2,161

Other statistics
Degree days	690	636	3,962	3,654
Colder (warmer) than normal (1)	0%	(7)%	7%	(1)%
Average gas cost per Mcf sold	$11.29	$8.56	$9.37	$7.65

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

TEUs shipped (thousands)	48.8	50.5	96.8	101.3
Revenue per TEU	$2,098	$1,923	$2,068	$1,936
At end of period
Ports served	25	27
Vessels operated	17	18

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $127.1 million for the six months ended June 30, 2008 compared to the corresponding prior-year period.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $13.7 million for the six months ended June 30, 2008 compared to the corresponding prior-year period.

During the second quarter of 2008, Tropical Shipping acquired the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.

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

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $18 million and $369 million of commercial paper borrowings outstanding at June 30, 2008 and December 31, 2007, respectively.  The company had no commercial paper borrowings outstanding at June 30, 2007.  As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish later in 2008.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends. Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended June 30, 2008.  This quarterly dividend rate was also applicable in 2007.  The company paid dividends on its common stock of $42.2 million and $41.9 million for the six months ended June 30, 2008 and 2007, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Contractual obligations.  In 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  The agreement was contingent upon various milestones to be achieved by the counterparty to the agreement.  The counterparty failed to achieve certain of these milestones and the agreement terminated on July 1, 2008.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Rate Proceeding and Note 15 – Contingencies, which are incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first six months of 2008 or 2007.  As of June 30, 2008, $21.5 million remained authorized for the repurchase of common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 24, 2008.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation.  Voting results reported on the following page are for shares eligible to vote as of the record date, February 26, 2008.

Nominees for directors, as listed in the proxy statement, were elected as indicated below.  There were no “broker nonvotes.”  Votes were cast as follows:

Nominee	For	Withheld
Robert M. Beavers, Jr.	38,248,759	1,048,219
Bruce P. Bickner	38,271,589	1,025,389
John H. Birdsall, III	38,239,895	1,057,083
Norman R. Bobins	38,200,635	1,096,343
Brenda J. Gaines	38,143,911	1,153,067
Raymond A. Jean	38,329,268	967,710
Dennis J. Keller	38,241,756	1,055,222
R. Eden Martin	37,821,734	1,475,244
Georgia R. Nelson	38,345,799	951,179
John Rau	38,204,098	1,092,880
Russ M. Strobel	38,275,788	1,021,190

The stockholders ratified the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2008.  There were no “broker nonvotes.”  Votes were cast as follows:

For	Against	Abstain
38,340,256	466,617	490,105

The following proposals were presented by management as a result of a stockholder proposal at the 2007 Annual Meeting of Stockholders that recommended “adoption of a simple majority stockholder vote requirement applicable to the greatest number of shareholder voting issues possible.”  In response to this proposal, the Board adopted resolutions to submit to a vote of stockholders amendments to Nicor's Articles of Incorporation to reduce supermajority common stock voting requirements to simple majority votes.  These supermajority voting provisions appear in a number of sections of the Articles of Incorporation.  In addition, the Illinois Business Corporation Act permits stockholders of Illinois corporations to opt out of certain supermajority voting provisions contained in the statute.  Therefore, separate resolutions were required to address different supermajority voting requirements.  Votes on those proposals related to this issue were cast as follows:

Amendment of Article 12 (affirmative vote of two-thirds of outstanding shares required for approval) – Not Approved

For	Against	Abstain	Broker Nonvotes
25,373,261	1,926,723	1,404,365	10,592,629

Amendment of Article 13 (affirmative vote of 80% of outstanding shares required for approval) – Not Approved

For	Against	Abstain	Broker Nonvotes
24,723,998	2,001,598	1,977,430	10,593,952

Amendment to Opt-out of Supermajority Voting Provisions of Certain Sections of Governing State Law
(affirmative vote of majority of outstanding shares required for approval) – Approved

For	Against	Abstain	Broker Nonvotes
24,941,119	2,108,209	1,629,307	10,618,343

Amendment of Article 14 (affirmative vote of 80% of outstanding shares required for approval) – Not Approved

For	Against	Abstain	Broker Nonvotes
25,158,363	2,026,208	1,525,321	10,587,086

Item 6.    Exhibits

Exhibit
Number		Description of Document

3.1		Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008.

3.2	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

10.1	*	Nicor Inc. Salary Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.1.)

10.2	*	Amendment to Nicor Inc. Salary Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.2.)

10.3	*	Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.3.)

10.4	*	Amendment to Nicor Inc. Stock Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.4.)

10.5	*
Nicor Inc. Supplemental Senior Officer Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.5.)

10.6	*	Amendment to Nicor Inc. Supplemental Senior Officer Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.6.)

10.7	*	Fourth Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.7.)

10.8	*	First Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.8.)

10.9	*	Amended and Restated Supplemental Retirement Benefit Plan Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.9.)

10.10	*	Nicor Claims and Procedures for Nonqualified Plans. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.10.)

10.11	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

Exhibit
Number		Description of Document

10.12	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Inc.

August 4, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)