Form 10-Q
period 2008-09-30
NICOR INC
filed 2008-11-03
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at October 27, 2008, were 45,191,267 shares.

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

USEPA.  United States Environmental Protection Agency.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Operating revenues
Gas distribution (includes revenue taxes of
$14.6, $12.8, $131.6 and $114.0, respectively)	$306.1	$238.9	$2,330.4	$1,878.7
Shipping	108.5	97.5	308.8	293.6
Other energy ventures	34.9	37.3	157.8	159.0
Corporate and eliminations	(9.2)	(8.5)	(61.2)	(74.5)
Total operating revenues	440.3	365.2	2,735.8	2,256.8

Operating expenses
Gas distribution
Cost of gas	180.0	118.4	1,762.9	1,348.4
Operating and maintenance	64.2	59.7	212.5	201.5
Depreciation	42.8	41.4	128.5	124.4
Taxes, other than income taxes	18.9	17.0	143.3	126.1
Mercury-related recoveries, net	-	-	-	(8.0)
Property sale gains	(.2)	(1.2)	(.2)	(2.0)
Shipping	99.0	88.8	289.7	266.7
Other energy ventures	34.3	26.8	145.2	143.2
Other corporate expenses and eliminations	(8.0)	(8.5)	(59.2)	(72.8)
Total operating expenses	431.0	342.4	2,622.7	2,127.5

Operating income	9.3	22.8	113.1	129.3
Interest expense, net of amounts capitalized	9.9	10.4	29.6	34.3
Equity investment income, net	2.9	2.4	7.2	4.4
Interest income	1.4	2.3	6.9	7.1
Other income (expense), net	(.1)	-	.1	.2

Income before income taxes	3.6	17.1	97.7	106.7
Income tax expense	2.3	2.6	26.1	27.0

Net income	$1.3	$14.5	$71.6	$79.7

Average shares of common stock outstanding
Basic	45.3	45.2	45.3	45.1
Diluted	45.4	45.3	45.4	45.2

Earnings per average share of common stock
Basic	$.03	$.32	$1.58	$1.77
Diluted	.03	.32	1.58	1.76

Dividends declared per share of common stock	$.465	$.465	$1.395	$1.395

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Nine months ended
	September 30
	2008	2007
		* As Adjusted
Operating activities
Net income	$71.6	$79.7
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	142.8	138.4
Deferred income tax benefit	(10.3)	(2.5)
Gain on sale of property, plant and equipment	(.4)	(1.8)
Changes in assets and liabilities:
Receivables, less allowances	277.3	267.1
Gas in storage	(120.9)	(59.1)
Deferred/accrued gas costs	(84.0)	4.6
Derivative instruments	48.3	(46.4)
Margin accounts - derivative instruments	(66.1)	7.3
Other assets	(62.1)	(12.6)
Accounts payable and customer credit balances and deposits	(16.3)	17.1
Litigation charge	-	(10.0)
Other liabilities	(16.9)	(19.6)
Other items	(6.9)	7.2
Net cash flow provided from operating activities	156.1	369.4

Investing activities
Additions to property, plant & equipment	(172.5)	(119.1)
Release of restricted short-term investments	-	10.0
Purchases of held-to-maturity securities	(1.1)	(1.3)
Proceeds from sales or maturities of held-to-maturity securities	3.1	2.1
Purchases of available-for-sale securities	-	(156.7)
Proceeds from the sales of available-for-sale securities	-	156.7
Net decrease (increase) in other short-term investments	5.4	(23.9)
Net proceeds from sale of property, plant and equipment	.5	1.8
Business acquisition, net of cash acquired	(5.9)	-
Other investing activities	7.1	(1.7)
Net cash flow used for investing activities	(163.4)	(132.1)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net issuances (repayments) of commercial paper with maturities of
90 days or less	70.0	(188.0)
Dividends paid	(63.3)	(63.0)
Proceeds from exercise of stock options	1.6	8.1
Repayment of loan against cash surrender value of life insurance policies	(11.2)	-
Other financing activities	(1.0)	.4
Net cash flow used for financing activities	(3.9)	(242.5)

Net decrease in cash and cash equivalents	(11.2)	(5.2)

Cash and cash equivalents, beginning of period	42.8	41.1

Cash and cash equivalents, end of period	$31.6	$35.9

* Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted

Current assets
Cash and cash equivalents	$31.6	$42.8	$35.9
Short-term investments, at cost which approximates market	42.8	49.1	40.2
Receivables, less allowances of $45.9, $35.1and $34.0, respectively	365.4	641.5	280.2
Gas in storage	274.9	154.0	245.1
Deferred income taxes	48.4	37.5	34.6
Derivative instruments	45.6	28.4	27.4
Margin accounts - derivative instruments	94.9	28.8	37.8
Other	105.3	61.0	62.8
Total current assets	1,008.9	1,043.1	764.0

Property, plant and equipment, at cost
Gas distribution	4,411.2	4,279.7	4,234.9
Shipping	315.2	309.2	306.3
Other	25.4	22.8	22.1
	4,751.8	4,611.7	4,563.3
Less accumulated depreciation	1,928.3	1,854.4	1,833.1
Total property, plant and equipment, net	2,823.5	2,757.3	2,730.2

Pension benefits	227.1	215.5	169.9
Long-term investments	139.1	132.9	133.6
Other assets	171.2	122.5	162.1

Total assets	$4,369.8	$4,271.3	$3,959.8

Liabilities and Capitalization

Current liabilities
Long-term debt due within one year	$50.0	$75.0	$75.0
Short-term debt	439.0	369.0	162.0
Accounts payable	435.4	428.2	345.2
Customer credit balances and deposits	211.0	234.5	234.0
Accrued gas costs	-	50.1	54.6
Derivative instruments	93.8	28.3	52.7
Other	90.1	110.6	114.1
Total current liabilities	1,319.3	1,295.7	1,037.6

Deferred credits and other liabilities
Regulatory asset retirement cost liability	749.6	720.7	709.9
Deferred income taxes	400.8	400.4	396.4
Health care and other postretirement benefits	187.0	185.1	183.3
Asset retirement obligation	183.4	177.5	175.3
Regulatory income tax liability	47.7	49.5	51.4
Unamortized investment tax credits	26.5	27.5	28.1
Other	52.2	46.3	45.7
Total deferred credits and other liabilities	1,647.2	1,607.0	1,590.1

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	448.0	422.8	422.7
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	448.6	423.4	423.3

Common equity
Common stock	113.0	112.8	112.8
Paid-in capital	48.8	44.8	44.4
Retained earnings	803.7	795.5	761.1
Accumulated other comprehensive loss, net	(10.8)	(7.9)	(9.5)
Total common equity	954.7	945.2	908.8

Total capitalization	1,403.3	1,368.6	1,332.1

Total liabilities and capitalization	$4,369.8	$4,271.3	$3,959.8

*	Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In 2008, Nicor Enerchange recorded a charge of $6.7 million in the third quarter resulting from a lower of cost or market valuation. Nicor Enerchange also recorded a charge of $5.0 million in the second quarter of 2007 resulting from a lower of cost or market valuation.

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	60.7	64.2	101.0
Deferred gas costs	33.9	-	-
Deferred environmental costs	11.0	9.5	10.9
Unamortized losses on reacquired debt	15.6	16.5	16.8
Deferred rate case costs	4.9	2.6	2.7
Other	4.5	.1	1.1
	$135.8	$98.1	$141.3

Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	749.6	720.7	709.9
Accrued gas costs	-	50.1	54.6
Regulatory income tax liability	47.7	49.5	51.4
Other	.8	1.1	-
	$806.1	$829.4	$823.9

The current portion of the regulatory postretirement asset and the deferred gas costs are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability is classified in current liabilities – other.  Regulatory liabilities – other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

Goodwill.  Tropical Shipping had goodwill of $18.8 million, $15.6 million and $15.6 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  The increase in goodwill from December 31, 2007 to September 30, 2008 is due to the acquisition of the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2008 were $14.3 million and $129.3 million, respectively, and $12.6 million and $112.2 million, respectively, for the same periods ending September 30, 2007.

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

This FSP was required to be applied retrospectively to all prior periods.  As a result of the application of this FSP, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):
	September 30 2008	December 31 2007	September 30 2007
Assets
Receivables	$(44.6)	$(22.5)	$(22.8)
Derivative instruments	25.0	13.0	15.5
Margin accounts – derivative instruments	94.9	28.8	37.8
Liabilities
Derivative instruments	$75.2	$19.3	$30.5
Current other liabilities	.1	-	-

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

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $439 million, $369 million and $162 million of commercial paper borrowings outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

The company believes it is in compliance with all debt covenants.

6.         INCOME TAXES

The effective income tax rate for the three months ended September 30, 2008 increased to 64.9 percent from 15.2 percent for the prior-year period.  The effective income tax rate for the three months ended September 30, 2008 is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the quarter.  The effective income tax rate for the three months ended September 30, 2007 was lower than the annual effective income tax rate as it reflected a reduction in taxable foreign shipping earnings which was recognized in the third quarter of 2007.  Such matters have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.  The effective income tax rate for the nine months ended September 30, 2008 increased to 26.8 percent from 25.3 percent for the prior-year period.  The higher effective income tax rate for the first nine months of 2008 reflects a decrease in projected untaxed foreign shipping earnings for 2008 and the absence of the reduction in taxable foreign earnings recognized in the third quarter of 2007, offset, in part, by tax reserve adjustments and lower projected 2008 annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and nine months ended September 30, 2008, income tax expense has not been provided on approximately $5 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $6 million and $19 million, respectively, for the comparable periods in 2007.  As of September 30, 2008, Nicor has not recorded deferred income taxes of approximately $46 million on approximately $131 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The company’s liability for unrecognized tax benefits was $8.2 million at September 30, 2008 of which about $1 million, if recognized, would impact the company’s effective income tax rate.  The increase in unrecognized tax benefits from $5.7 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, partially offset by settlements and adjustments to estimates.  The company believes that it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially increasing by $7 million or decreasing by $13 million its unrecognized tax benefits.

The company has approximately $8 million of net interest receivable related to interest and penalties on tax matters at September 30, 2008 compared with approximately $8 million of net interest payable related to interest and penalties on tax matters at December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.

7.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $52.0 million, $191.2 million and $57.4 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.         FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of September 30, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$23.0	$7.1	$.8	$30.9
Physical - current	-	9.8	4.9	14.7
Physical - noncurrent	-	.1	1.8	1.9
Total	$23.0	$17.0	$7.5	$47.5

Liabilities
Commodity Derivatives:
Financial - current	$74.6	$11.2	$1.6	$87.4
Financial - noncurrent	-	1.0	-	1.0
Physical - current	-	2.7	3.7	6.4
Physical - noncurrent	-	-	.1	.1
Total	$74.6	$14.9	$5.4	$94.9

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

The current portions of the derivatives noted in the table on the previous page are stated separately within current assets and current liabilities on the Condensed Consolidated Balance Sheets.  The noncurrent portions of the derivatives are classified in noncurrent other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the periods ended September 30, 2008 (in millions):

	Three months ended	Nine months ended

Beginning of Period	$6.9	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	1.1	7.0
Included in net income	-	2.5
Settlements, net of purchases	(2.7)	(10.9)
Transfers in and/or out of Level 3	(3.2)	(4.7)
End of period	$2.1	$2.1

Net realized/unrealized gains (losses) included in net income relating to derivatives still held at September 30, 2008	$(1.1)	$1.4

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Nicor maintains margin accounts related to financial derivative transactions.  As of September 30, 2008, Nicor Gas recorded $79.0 million and Nicor Enerchange recorded $15.9 million in margin accounts - derivative instruments within current assets on the Condensed Consolidated Balance Sheets. The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2008, December 31, 2007 and September 30, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $486 million at September 30, 2008, $513 million at December 31, 2007 and $508 million at September 30, 2007.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007
Three months ended September 30
Service cost	$2.1	$2.2	$.6	$.5
Interest cost	4.0	3.8	3.0	2.7
Expected return on plan assets	(9.9)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.2	1.3
Amortization of prior service cost	.1	.1	(.1)	(.1)
Net periodic benefit cost (credit)	$(3.7)	$(2.9)	$4.7	$4.4

Nine months ended September 30
Service cost	$6.4	$6.8	$1.6	$1.7
Interest cost	11.9	11.3	9.0	8.1
Expected return on plan assets	(29.9)	(27.0)	-	-
Recognized net actuarial loss	-	-	3.5	3.6
Amortization of prior service cost	.3	.4	(.1)	(.1)
Net periodic benefit cost (credit)	$(11.3)	$(8.5)	$14.0	$13.3

10.	EQUITY INVESTMENT INCOME, NET

Net equity investment income includes investment income from Triton of $2.0 million and $5.2 million, respectively, for the three and nine months ended September 30, 2008 and $1.5 million and $3.7 million for the same periods ended September 30, 2007, respectively.  Nicor received cash distributions from equity investees for the three and nine months ended September 30, 2008 of $4.5 million and $11.8 million, respectively, and $2.6 million and $8.9 million, respectively, for the same periods ended September 30, 2007.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Net income	$1.3	$14.5	$71.6	$79.7
Other comprehensive income (loss), after tax	(12.1)	(1.6)	(2.9)	3.8
Total comprehensive income (loss)	$(10.8)	$12.9	$68.7	$83.5

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.       BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Three months ended September 30, 2008
Operating revenues
External customers	$299.2	$108.5	$32.6	$-	$440.3
Intersegment	6.9	-	2.3	(9.2)	-
	$306.1	$108.5	$34.9	$(9.2)	$440.3

Operating income (loss)	$.4	$9.5	$.6	$(1.2)	$9.3

Three months ended September 30, 2007
Operating revenues
External customers	$232.8	$97.5	$34.9	$-	$365.2
Intersegment	6.1	-	2.4	(8.5)	-
	$238.9	$97.5	$37.3	$(8.5)	$365.2

Operating income	$3.6	$8.7	$10.5	$-	$22.8

Nine months ended September 30, 2008
Operating revenues
External customers	$2,275.2	$308.8	$151.8	$-	$2,735.8
Intersegment	55.2	-	6.0	(61.2)	-
	$2,330.4	$308.8	$157.8	$(61.2)	$2,735.8

Operating income (loss)	$83.4	$19.1	$12.6	$(2.0)	$113.1

Nine months ended September 30, 2007
Operating revenues
External customers	$1,825.8	$293.6	$137.4	$-	$2,256.8
Intersegment	52.9	-	21.6	(74.5)	-
	$1,878.7	$293.6	$159.0	$(74.5)	$2,256.8

Operating income (loss)	$88.3	$26.9	$15.8	$(1.7)	$129.3

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and nine months ended September 30, 2008 were $0.4 million and ($3.6) million, respectively, and $0.3 million and $0.2 million, respectively, for the same periods in 2007.  This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

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

On September 25, 2008, Nicor Gas filed rebuttal testimony with the ICC, in response to direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase to approximately $141.6 million. The revised proposal provides for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.

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

TEL has a contingent liability to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This contingent liability continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $8 million at September 30, 2008.  Nicor believes the likelihood of any such payment by TEL is either remote, or the fair value of the indemnification was immaterial, and no liability has been recorded for this contingent liability.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.6 million and $4.9 million were incurred in the three and nine months ended September 30, 2008, respectively, and $1.5 million and $4.7 million, respectively, for the same periods last year.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of September 30, 2008, Nicor Gas had remaining an estimated liability of $2.1 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for 24 sites, no portion of the clean-up costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2008, the company had recorded a liability in connection with these matters of $11.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site.  These lawsuits sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against a previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008.  In accordance with ICC authorization, the company expects to recover costs of such settlements from its customers, subject to an annual prudence review.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Net income	$1.3	$14.5	$71.6	$79.7

Diluted earnings per common share	$.03	$.32	$1.58	$1.76

Net income and diluted earnings per common share for the nine months ended September 30, 2007 includes pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.

Comparisons of the three months ended results reflect lower operating income in the company’s gas distribution and other energy-related businesses and lower corporate operating results, partially offset by higher operating income in the company’s shipping business.  Comparisons of the nine months ended results (excluding the effect of the mercury-related item noted above) reflect lower operating income in the company’s shipping and other energy-related businesses and lower corporate operating results, partially offset by higher operating income in the company’s gas distribution business.

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

On September 25, 2008, Nicor Gas filed rebuttal testimony with the ICC, in response to direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase to approximately $141.6 million. The revised proposal provides for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.

Capital market environment.  The recent volatility in the capital markets has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  To date, the company has not incurred, for financial statement purposes, any material adverse impacts due to these market conditions.  However, if market values of certain investments of the company’s defined benefit pension plan do not recover during the fourth quarter of 2008, the company’s net periodic benefit costs will be adversely impacted in 2009 and beyond.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and, with the exception of the potential impact on future net periodic benefit costs, does not currently expect any future material adverse impacts relating to these items.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Gas distribution	$.4	$3.6	$83.4	$88.3
Shipping	9.5	8.7	19.1	26.9
Other energy ventures	.6	10.5	12.6	15.8
Corporate and eliminations	(1.2)	-	(2.0)	(1.7)
	$9.3	$22.8	$113.1	$129.3

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income decreased $3.2 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to higher operating and maintenance expense ($4.5 million increase), depreciation expense ($1.4 million increase) and lower gains on property sales ($1.0 million decrease), partially offset by higher gas distribution margin ($3.9 million increase).

Operating income decreased $4.9 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to higher operating and maintenance expense ($11.0 million increase), the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million decrease), higher depreciation expense ($4.1 million increase) and lower gains on property sales ($1.8 million decrease), partially offset by higher gas distribution margin ($20.1 million increase).

•
Shipping operating income increased $0.8 million for the three months ended September 30, 2008 compared to the prior-year period due to higher operating revenues ($11.0 million increase), which were partially offset by higher operating costs ($10.2 million increase).   Operating revenues were higher due to higher average rates ($13.8 million increase), partially offset by lower volumes shipped ($2.8 million decrease).  Operating costs were higher due primarily to increased transportation-related costs ($9.3 million increase) attributable primarily to increased fuel costs.

Operating income decreased $7.8 million for the nine months ended September 30, 2008 compared to the prior-year period due to higher operating revenues ($15.2 million increase) which were more than offset by higher operating costs ($23.0 million increase).  Operating revenues were higher due to higher average rates ($26.6 million increase), partially offset by lower volumes shipped ($11.4 million decrease).  Operating costs were higher due primarily to increased transportation-related costs ($21.0 million increase) attributable primarily to increased fuel costs.

•
Nicor’s other energy ventures operating income decreased $9.9 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to lower operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($7.1 million decrease), and lower operating income at Nicor’s energy-related products and services businesses ($2.6 million decrease).  Lower operating results at Nicor Enerchange were due to unfavorable costing of physical sales activity and lower results from the company's risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor's energy-related products and services businesses, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating results at Nicor's energy-related products and services businesses were due to higher operating expenses ($1.8 million increase) and lower operating revenues ($0.8 million decrease).

Operating income decreased $3.2 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to lower operating income at Nicor Enerchange ($8.5 million decrease), partially offset by higher operating income at Nicor’s energy-related products and services businesses ($5.8 million increase).  Lower operating income at Nicor Enerchange was due primarily to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by the favorable costing of physical sales activity.  Improved results at Nicor’s energy-related products and services business were due to lower operating expenses ($15.9 million decrease), partially offset by lower operating revenues ($10.1 million decrease).

Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized.  A source of commodity price risk arises as Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale.  However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are carried at fair value, with changes in fair value recorded in operating results in the period of change.  In addition, Nicor Enerchange also uses derivatives to mitigate the commodity price risks of the utility-bill management products offered by Nicor’s energy-related products and services businesses.  The gains and losses associated with the utility-bill management products are recognized in the months that the services are provided. However, the underlying derivatives used to hedge the price exposure are carried at fair value. For those derivatives that don’t meet the requirements for hedge accounting, the changes in fair value are recorded in operating results in the period of change.  As a result, earnings are subject to volatility as the fair value of derivatives change.  The volatility resulting from this accounting can be significant from period to period.

•  Corporate and eliminations operating results decreased $1.2 million for the three months ended September 30, 2008 compared to the prior-year period due to higher legal and business development costs ($1.2 million increase).  Operating results decreased $0.3 million for the nine months ended September 30, 2008 compared to the prior-year period due to the impact of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services business ($3.8 million decrease).  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these products generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management contracts marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.  Partially offsetting the impact of the weather hedge were recoveries of previously incurred legal costs ($3.1 million). The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Gas distribution	$306.1	$238.9	$2,330.4	$1,878.7
Shipping	108.5	97.5	308.8	293.6
Other energy ventures	34.9	37.3	157.8	159.0
Corporate and eliminations	(9.2)	(8.5)	(61.2)	(74.5)
	$440.3	$365.2	$2,735.8	$2,256.8

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues increased $67.2 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $65 million increase). Gas distribution revenues increased $451.7 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $330 million increase) and colder weather in 2008 (approximately $105 million increase).

Shipping segment operating revenues increased $11.0 million and $15.2 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding prior-year periods due to higher average rates ($13.8 million and $26.6 million increases, respectively), partially offset by lower volumes shipped ($2.8 million and $11.4 million decreases, respectively).  Rates were higher due primarily to cost-recovery surcharges for fuel.  Volumes shipped were adversely impacted by decreased construction cargo, decreased tourism and increased competition.  During the second quarter of 2008, Tropical Shipping completed an acquisition of the assets of Caribtran, Inc., which is expected to add approximately 4 percent to expected shipping revenues on an annual basis.

Nicor’s other energy ventures operating revenues decreased $2.4 million for the three months ended September 30, 2008 compared to the prior-year period due to lower operating revenues at Nicor Enerchange ($1.6 million decrease) and at Nicor’s energy-related products and services businesses ($0.8 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable costing of physical sales activity and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating revenues at Nicor’s energy-related products and services businesses were attributable to lower average utility-bill management contract volumes.  Operating revenues decreased $1.2 million for the nine months ended September 30, 2008 compared to the prior-year period due to lower revenues at Nicor’s energy-related products and services businesses ($10.1 million decrease), partially offset by higher revenues at Nicor Enerchange ($8.9 million increase).  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average utility-bill management contract volumes.  Higher revenues at Nicor Enerchange were due primarily to favorable costing of physical sales activity, partially offset by lower results from unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and unfavorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services business.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Gas distribution revenues	$306.1	$238.9	$2,330.4	$1,878.7
Cost of gas	(180.0)	(118.4)	(1,762.9)	(1,348.4)
Revenue tax expense	(14.3)	(12.6)	(129.3)	(112.2)
Gas distribution margin	$111.8	$107.9	$438.2	$418.1

Gas distribution margin increased $3.9 million for the three months ended September 30, 2008 compared to the prior-year period due to the impact of customer interest (approximately $4 million increase).  Gas distribution margin increased $20.1 million for the nine months ended September 30, 2008 compared to the prior-year period due to the impact of customer interest (approximately $9 million increase), colder weather in 2008 (approximately $7 million increase) and higher demand unrelated to weather (approximately $4 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $4.5 million for the three months ended September 30, 2008 compared to the prior-year period.  Factors contributing to the variance include higher company use gas and storage-related gas costs ($3.6 million increase), higher payroll and benefit-related costs ($2.1 million increase), higher billing and call center-related costs ($2.1 million increase), lower bad debt expense ($4.8 million decrease), and the absence of the prior year costs associated with the PCB matter ($1.5 million decrease).  Additional information about the PCB investigation is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – PCBs.

Operating and maintenance expense increased $11.0 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to higher bad debt expense ($8.6 million increase), billing and call center-related costs ($2.7 million increase) and payroll and benefit-related costs ($2.3 million increase), partially offset by recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe) and the absence of the previously mentioned prior year PCB costs ($1.5 million decrease).

Other gas distribution operating expenses.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  For the nine months ended September 30, 2007, net recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Mercury.

Property sale gains vary from year-to-year depending upon property sales activity.  The company realized pretax gains of $0.2 million for the three and nine months ended September 30, 2008, and $1.2 million and $2.0 million for the three and nine months ended September 30, 2007, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Shipping operating expenses.  Shipping segment operating expenses increased $10.2 million and $23.0 million for the three and nine months ended September 30, 2008, respectively, compared to the prior-year periods.  Higher operating costs were due primarily to increased transportation-related costs ($9.3 million and $21.0 million increases, respectively) attributable primarily to increased fuel costs.

Other energy ventures operating expenses.  Other energy ventures operating expenses increased $7.5 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to an increase in operating expenses at Nicor Enerchange ($5.5 million increase) and at Nicor’s energy-related products and services businesses ($1.8 million increase).  The variance in operating expenses at Nicor Enerchange was due primarily to transportation and storage charges.   The increase in operating expenses at Nicor’s energy-related products and services businesses was due to higher average costs associated with customer contracts.  Operating expenses increased $2.0 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to an increase in operating expenses at Nicor Enerchange ($17.4 million increase), partially offset by a decrease in operating expenses at Nicor’s energy-related products and services businesses ($15.9 million decrease).   The variance in operating expenses at Nicor Enerchange was due primarily to transportation and storage charges.  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due primarily to lower average-utility bill management contract volumes and lower average costs associated with customer contracts.

Interest expense.  Interest expense decreased $0.5 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to lower average interest rates ($2.5 million decrease) and lower estimated interest on income tax matters ($0.8 million decrease), partially offset by higher average borrowing levels ($2.9 million increase).  Interest expense decreased $4.7 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to lower average interest rates ($3.5 million decrease) and lower estimated interest on income tax matters ($3.4 million decrease), partially offset by higher average borrowing levels ($2.4 million increase).

Net equity investment income.  Net equity investment income increased $0.5 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding prior-year periods due primarily to an increase in income from the company’s investment in Triton ($0.5 million and $1.5 million increases, respectively) and increased income from the company’s investment in EN Engineering ($0.4 million and $1.0 million increases, respectively).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and nine months ended September 30, 2008, income tax expense has not been provided on approximately $5 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $6 million and $19 million, respectively, for the comparable periods in 2007.  As of September 30, 2008, Nicor has not recorded deferred income taxes of approximately $46 million on approximately $131 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the three months ended September 30, 2008 increased to 64.9 percent from 15.2 percent for the prior-year period.  The effective income tax rate for the three months ended September 30, 2008 is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the quarter.  The effective income tax rate for the three months ended September 30, 2007 was lower than the annual effective income tax rate as it reflected a reduction in taxable foreign shipping earnings which was recognized in the third quarter of 2007.  Such matters have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.  The effective income tax rate for the nine months ended September 30, 2008 increased to 26.8 percent from 25.3 percent for the prior-year period.  The higher effective income tax rate for the first nine months of 2008 reflects a decrease in projected untaxed foreign shipping earnings for 2008 and the absence of the reduction in taxable foreign earnings recognized in the third quarter of 2007, offset, in part, by tax reserve adjustments and lower projected 2008 annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Operating revenues (millions)
Sales
Residential	$196.1	$147.4	$1,572.4	$1,267.6
Commercial	50.5	36.6	402.1	305.5
Industrial	3.8	3.3	45.9	34.8
	250.4	187.3	2,020.4	1,607.9
Transportation
Residential	7.3	5.8	28.5	21.4
Commercial	11.9	12.6	54.9	53.7
Industrial	9.3	9.8	28.7	28.5
Other	1.3	.7	24.0	10.0
	29.8	28.9	136.1	113.6
Other revenues
Revenue taxes	14.6	12.8	131.6	114.0
Environmental cost recovery	.7	.9	6.8	8.0
Chicago Hub	2.6	3.4	8.5	13.1
Other	8.0	5.6	27.0	22.1
	25.9	22.7	173.9	157.2
	$306.1	$238.9	$2,330.4	$1,878.7
Deliveries (Bcf)
Sales
Residential	12.3	12.5	142.6	137.2
Commercial	3.5	3.5	37.2	33.9
Industrial	.3	.4	4.5	4.1
	16.1	16.4	184.3	175.2
Transportation
Residential	1.5	1.2	16.3	12.9
Commercial	9.5	9.2	61.7	57.7
Industrial	21.3	23.6	76.7	80.0
	32.3	34.0	154.7	150.6
	48.4	50.4	339.0	325.8
Customers at end of period (thousands)
Sales
Residential	1,751	1,787
Commercial	127	124
Industrial	7	7
	1,885	1,918
Transportation
Residential	215	176
Commercial	53	54
Industrial	5	6
	273	236
	2,158	2,154
Other statistics
Degree days	37	45	3,999	3,699
Colder (warmer) than normal (1)	(47)%	(36)%	6%	(2)%
Average gas cost per Mcf sold	$11.12	$7.15	$9.52	$7.60

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

TEUs shipped (thousands)	49.5	50.9	146.3	152.2
Revenue per TEU	$2,196	$1,915	$2,111	$1,929
At end of period
Ports served	25	26
Vessels operated	17	19

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $213.3 million for the nine months ended September 30, 2008 compared to the corresponding prior-year period.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $31.3 million for the nine months ended September 30, 2008 compared to the corresponding prior-year period.

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

Long-term debt.  In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

The company expects to refinance the $50 million First Mortgage Bonds due in February 2009.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $439 million, $369 million and $162 million of commercial paper borrowings outstanding at September 30, 2008 and December 31, 2007 and

September 30, 2007, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended September 30, 2008.  This quarterly dividend rate was also applicable in 2007.  The company paid dividends on its common stock of $63.3 million and $63.0 million for the nine months ended September 30, 2008 and 2007, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2008.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first nine months of 2008 or 2007.  As of September 30, 2008, $21.5 million remained authorized for the repurchase of common stock.

Item 6.          Exhibits

Exhibit
Number		Description of Document

3.01	*	Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File
No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.01.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

4.01		Supplemental Indenture, dated August 1, 2008, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated January 1, 1954.

10.01		9-Month Credit Agreement Dated as of August 11, 2008.

10.02	*	Birdsall, Inc. Supplementary Savings Plan (File No. 1-7297, Form 8-K for October 16, 2008, Nicor Inc., Exhibit 10.1.)

10.03		First Amendment to Restricted Stock Unit Agreement between Russ M. Strobel and Nicor Inc.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Inc.

November 3, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)