Form 10-K
period 2008-12-31
NICOR INC
filed 2009-02-25
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7297
NICOR INC.
(Exact name of registrant as specified in its charter)

Illinois	36-2855175
(State of Incorporation)	(I.R.S. Employer
Identification No.)
1844 Ferry Road
Naperville, Illinois 60563-9600	(630) 305-9500
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

The aggregate market value of common stock (based on the June 30, 2008 closing price of $42.59) held by non-affiliates of the registrant was approximately $1.9 billion.  As of February 17, 2009, there were 45,198,311 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2009 Annual Meeting Definitive Proxy Statement, to be filed on or about March 11, 2009, are incorporated by reference into Part III.

Nicor Inc.

i

Nicor Inc.

Glossary

ALJs.  Administrative Law Judges.

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

PCBs.  Polychlorinated Biphenyls.

PGA.  Purchased Gas Adjustment, a rate rider that passes natural gas costs directly through to customers without markup, subject to ICC review.

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

TEL.  Tropic Equipment Leasing, Inc., a wholly owned subsidiary of Nicor, holds the company’s interest in Triton.

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

Nicor, an Illinois corporation formed in 1976, is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company.  As a consolidated group, Nicor had approximately 3,900 employees at year-end 2008.

Summary financial information for Nicor’s major business segments is included in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Business Segment and Geographic Information.  The following sections describe Nicor’s larger businesses.  Certain terms used herein are defined in the glossary on pages ii and iii.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse and its customer base has grown over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Gas Distribution Statistics on page 24 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2008.

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

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.  The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities.  Nicor Gas’ Chicago Hub addresses that demand.  Chicago Hub revenues are passed directly through to customers as a credit to Nicor Gas’ PGA rider.

Sources of Natural Gas Supply

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers.  It also purchases transportation and storage services from interstate pipelines that are regulated by the FERC.  When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of natural gas charged to customers.

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

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of price volatility.  A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own natural gas supplies.  About one-half of the natural gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation.  The Nicor Gas distribution and storage system is directly connected to eight interstate pipelines.  This provides the company with direct access to most of the major natural gas producing regions in North America.  The company has long-term transportation contracts with nearly all of these interstate pipelines and generally has a right-of-first-refusal for contract extensions.  The largest of these long-term transportation contracts is with Natural Gas Pipeline Company of America (“NGPL”) which provides approximately 60% of the firm transportation capacity. In addition, Nicor Gas enters into short-term winter-only transportation contracts and market-area transportation contracts that enhance Nicor Gas’ operational flexibility.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and up to 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2012 and 2013.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

Competition/Demand

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory.  Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a tariff that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the tariff became effective in 1987.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.6 million under the company’s current rate structure.

The effect of weather variations on Nicor Gas’ results is offset, in part, due to weather risks within the consolidated Nicor group related to the utility-bill management products marketed by Nicor Solutions and Nicor Advanced Energy.  The amount of this offset will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas.  In 2008 and 2006, the offsetting impact related to utility-bill management products was about one-half of the gas distribution weather effect.  In 2007, weather was near normal, resulting in no significant offsetting impact.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions.  The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.  However, during periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources.

Regulation

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  For additional information about the rate proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 19 – Rate Proceeding.

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

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to the remediation of former manufactured gas plant sites.  This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations.  Changes in these rules can impact the company’s results of operations, cash flows and financial condition.

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

At December 31, 2008, Tropical Shipping’s operating fleet consisted of 11 owned vessels and 6 chartered vessels with a container capacity totaling approximately 5,600 TEUs.  In addition to the vessels, the company owns and/or leases containers, container-handling equipment, chassis and other equipment.  Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

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

Nicor Services, Nicor Solutions and Nicor Advanced Energy are businesses that provide energy-related products and services to retail markets, including residential and small commercial customers.  Nicor Services operates primarily in northern Illinois and provides warranty and maintenance contracts, as well as repair and installation services of heating, air conditioning and indoor air-quality equipment, and move connection services for other utilities.  Nicor Solutions offers its residential and small commercial customers in the Nicor Gas service territory energy-related products that provide for natural gas price stability and management of their utility bill.  These products mitigate and/or eliminate the risks to customers of colder than normal weather and/or changes in natural gas prices.  Nicor Advanced Energy is certified by the ICC as an Alternate Gas Supplier, authorizing it to be a non-utility marketer of natural gas for residential and small commercial customers.  Nicor Advanced Energy presently operates in northern Illinois, offering customers an alternative to the utility as its natural gas supplier.

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the Chicago market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

Horizon Pipeline, a 50-percent-owned joint venture with NGPL, operates a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.  Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under an agreement expiring in 2012 at rates that have been accepted by FERC.

EN Engineering, a 50-percent-owned joint venture between Nicor and A. Epstein & Sons International, is an engineering and consulting firm that specializes in the design, installation and maintenance of natural gas, petroleum and liquid pipeline facilities.  EN Engineering provides engineering and corrosion services to Nicor Gas.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2008 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

Nicor Gas enters into various service agreements with Nicor and its affiliates. Nicor Gas obtains the required ICC approvals for these agreements.  The company’s results of operations, cash flows and financial condition could be adversely affected if, as a result of a change in law or action by the ICC, new restrictions are imposed that limit or prohibit certain service agreements between Nicor Gas and its affiliates.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas plant sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity.  If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines with which it or its natural gas suppliers have contracts and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Fluctuations in weather, conservation, economic conditions and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor’s gas distribution segment has historically delivered less natural gas, and consequently may earn less income.  Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition. In addition, factors including, but not limited to, conservation, economic conditions and the use of alternative fuel sources could also result in lower customer demand.

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

Nicor Gas’ activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of Nicor Gas’ operations, which in turn could lead to substantial losses.  In accordance with customary industry practice, Nicor Gas maintains insurance against some, but not all, of these risks and losses.  The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.  The occurrence of any of these events if not fully covered by insurance could adversely affect the company’s results of operations, cash flows and financial condition.

A significant decline in the market value of investments held within the pension trust maintained by Nicor Gas adversely affects Nicor’s results of operations, cash flows and financial condition.

Nicor Gas sponsors a defined benefit pension plan and, over the years, has made contributions to a trust to fund future benefit obligations of the pension plan participants.  A significant decline in the market value of investments held in the trust of the pension plan unfavorably impacts the benefit costs associated with the pension plan and/or Nicor Gas’ liquidity through additional contributions to the trust to meet future funding requirements. These impacts, either individually or in aggregate, may adversely affect Nicor’s results of operations, cash flows and financial condition.

An inability to access financial markets could affect the execution of Nicor’s business plan and could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor relies on access to both short- and long-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations.  Management believes that Nicor and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings.  However, certain disruptions outside of Nicor’s control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets.  Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor’s credit ratings.  Restrictions on Nicor’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

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

Tropical Shipping’s business is dependent on general economic conditions.  Changes or downturns in the economy could adversely affect the results of operations, cash flows and financial condition of Tropical Shipping.

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

Various tax and fee increases may occur in locations in which the company operates.  The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could adversely affect the company’s results of operations, cash flows and financial condition.

Changes in the laws and regulations regarding the sale and marketing of products and services offered by Nicor’s other energy ventures could adversely affect the results of operations, cash flows and financial condition of Nicor.

Nicor’s other energy ventures provide various energy-related products and services.  These include sales of natural gas and utility-bill management services to residential and small commercial customers, the sale, repair, maintenance and warranty of heating, air conditioning and indoor air quality equipment and wholesale natural gas supply services.  The sale and marketing of these products and services by Nicor’s other energy ventures are subject to various state and federal laws and regulations.  Changes in these laws and regulations could impose additional costs on, or restrict or prohibit certain activities by, Nicor’s other energy ventures which could adversely affect the results of operations, cash flows and financial condition of Nicor.

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

Item 3.	Legal Proceedings

See Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Current Position and Background

Russ M. Strobel	56	Chairman, Nicor and Nicor Gas (since 2005); Chief Executive Officer, Nicor (since 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002).

Richard L. Hawley	59	Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003).

Rocco J. D’Alessandro	50	Executive Vice President Operations, Nicor Gas (since 2006); Senior Vice President Operations, Nicor Gas (2002-2006).

Daniel R. Dodge	55	Executive Vice President Diversified Ventures, Nicor (since 2007); Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (2002-2007).

Claudia J. Colalillo	59	Senior Vice President Human Resources and Corporate Communications, Nicor and Nicor Gas (since 2002).

Paul C. Gracey, Jr.	49	Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2006); Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002-2006).

Gerald P. O’Connor	57
Senior Vice President Finance and Strategic Planning, Nicor and Nicor Gas (since 2007); Senior Vice President Finance and Treasurer, Nicor and Nicor Gas (2006-2007); Vice President Administration and Finance, Nicor and Nicor Gas (2004-2006); Temporary General Manager - Internal Audit, Nicor and Nicor Gas (2003-2004); Partner, Tatum Partners L.L.C., professional services (2003-2004).

Douglas M. Ruschau	50	Vice President and Treasurer, Nicor and Nicor Gas (since 2007); Vice President Finance and Treasurer, Peoples Energy Corporation (2002-2007).

Karen K. Pepping	44	Vice President and Controller, Nicor and Nicor Gas (since 2006); Assistant Vice President and Controller, Nicor and Nicor Gas (2005-2006); Assistant Controller, Nicor and Nicor Gas (2003-2005).

Rick Murrell	62	Chairman and President, Tropical Shipping and Construction Company Limited (since 2006); President and CEO, Tropical Shipping and Birdsall Inc. (1987-2005).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges.  At February 17, 2009, there were approximately 18,500 common stockholders of record and the closing stock price was $31.76.

	Stock price		Dividends
Quarter	High	Low	Declared

2008
First	$42.70	$32.35	$.465
Second	44.55	33.33	.465
Third	51.99	38.01	.465
Fourth	48.42	32.53	.465

2007
First	$49.76	$44.46	$.465
Second	53.66	42.17	.465
Third	48.20	37.80	.465
Fourth	45.16	39.18	.465

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during 2008 or 2007.  As of December 31, 2008, $21.5 million remained authorized for the repurchase of common stock.

STOCK PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for Nicor Common Stock, the S&P Utilities Index and the S&P 500 Index (both of which include Nicor Common Stock) as of December 31 of each of the years indicated, assuming $100 was invested on January 1, 2004, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return

	2004	2005	2006	2007	2008

Nicor	$114	$127	$158	$150	$129
S&P Utilities	124	145	175	209	149
S&P 500	111	116	135	142	90

Nicor Inc.

Item 6.	Selected Financial Data
(in millions, except per share data)

	Year ended December 31
	2008	2007	2006	2005	2004

Operating revenues	$3,776.6	$3,176.3	$2,960.0	$3,357.8	$2,739.7

Operating income	$185.0	$206.5	$202.5	$201.7	$137.7

Net income	$119.5	$135.2	$128.3	$136.3	$75.1

Earnings per average share of common stock
Basic	$2.64	$2.99	$2.88	$3.08	$1.71
Diluted	2.63	2.99	2.87	3.07	1.70

Dividends declared per common share	$1.86	$1.86	$1.86	$1.86	$1.86

Property, plant and equipment
Gross	$4,802.4	$4,611.7	$4,479.7	$4,351.3	$4,143.6
Net	2,858.6	2,757.3	2,714.7	2,659.1	2,549.8

Total assets	$4,784.0	$4,271.3	$4,137.2	$4,453.4	$3,993.9	*

Capitalization
Long-term debt, net of unamortized discount	$448.0	$422.8	$497.5	$485.8	$495.3
Mandatorily redeemable preferred stock	.6	.6	.6	.6	1.6
Common equity	973.1	945.2	876.1	814.8	752.6
	$1,421.7	$1,368.6	$1,374.2	$1,301.2	$1,249.5

See Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for factors that can impact year-to-year comparisons and may affect the future performance of Nicor's business.

* Periods prior to 2008 were adjusted due to the retrospective application of FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. See
Item 8 - Notes to the Consolidated Financial Statements - Note 2 - New Accounting Pronouncements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2006 to 2008 and to discuss business trends that might affect Nicor.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2008	2007	2006

Net income	$119.5	$135.2	$128.3

Diluted earnings per common share	$2.63	$2.99	$2.87

When comparing 2008 results to 2007, net income and diluted earnings per common share for 2007 include pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.  Net income and diluted earnings per common share for 2008 include pretax mercury-related costs of $0.6 million ($.01 per share).  Year over year comparisons (excluding the effects of the items noted above) reflect improved operating results in the company’s gas distribution business and higher income from equity investments, which were more than offset by lower operating income in the company’s shipping business and other energy-related businesses, lower corporate operating results and higher interest expense.

When comparing 2007 results to 2006, net income and diluted earnings per common share for 2007 include the mercury-related recoveries noted above.  Net income and diluted earnings per common share for 2006 include a $10 million charge ($.22 per share and non-deductible for tax purposes) associated with the company’s settlement of an inquiry by the staff of the SEC Enforcement Division and a pretax recovery of $3.8 million ($.05 per share) associated with Nicor Gas’ mercury inspection and repair program.  Year over year comparisons (excluding the effects of the items noted above) reflect improved operating income in the company’s gas distribution and other energy-related businesses, and lower interest expense, which were more than offset by lower operating income in the company’s shipping business, lower corporate operating results, lower income from equity investments and higher average shares outstanding in 2007.

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

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

On February 9, 2009, the ALJs’ proposed order was issued recommending an increase in base revenues of approximately $68.8 million, a rate of return on rate base of 7.57 percent and a rate of return on equity of 10.17 percent.  The proposed order also includes approval of a volume balancing rider that would adjust rates to recover fixed costs and an energy efficiency rider that would fund energy efficiency programs.

Nicor Gas and other parties to the proceeding will have the opportunity to file written briefs to identify points where they agree or disagree with the proposed order.  After considering these briefs, the ALJs may modify the proposed order before submitting it as their recommendation to the ICC commissioners.  The ICC commissioners will then make the final decision on Nicor Gas' rate increase request and that decision may differ from the ALJs' recommendation.  That final decision is expected to be issued no later than March 25, 2009.  New rates would be effective prospectively.

Capital market environment.  The volatility in the capital markets during 2008 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and, with the exception of the impact on postretirement benefit costs discussed below, does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) will decline as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) will be amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in gas distribution operating and maintenance expense, net of any amounts charged to affiliates.  The fair value of the company’s defined benefit pension plan assets still exceeds the projected benefit obligation at December 31, 2008.  The company does not expect to make any contributions to the plan in 2009.  However, if market values of the plan assets continue to significantly decline, the company may be required to make a contribution.

Details of various financial and operating information by segment can be found on the pages that follow.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	2008	2007	2006

Gas distribution	$124.4	$128.7	$123.9
Shipping	39.3	45.4	47.5
Other energy ventures	25.3	34.0	26.6
Corporate and eliminations	(4.0)	(1.6)	4.5
	$185.0	$206.5	$202.5

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income decreased $4.3 million in 2008 compared to the prior year due primarily to higher operating and maintenance expense ($24.8 million increase), the absence of $8.0 million in mercury-related recoveries recorded in 2007, higher depreciation expense ($5.3 million increase) and lower gains on property sales ($1.2 million decrease), partially offset by higher gas distribution margin ($35.7 million increase).

Gas distribution operating income increased $4.8 million in 2007 compared to the prior year due primarily to higher gas distribution margin ($8.1 million increase) and mercury-related recoveries ($4.4 million increase), partially offset by higher depreciation expense ($5.5 million increase), operating and maintenance expense ($1.3 million increase) and lower gains on property sales ($1.3 million decrease).

•
Shipping operating income decreased $6.1 million in 2008 compared to the prior year as higher operating revenues ($21.3 million increase) were more than offset by higher operating costs ($27.4 million increase).  Higher operating revenues were attributable to higher average rates ($39.9 million increase), partially offset by lower volumes shipped ($18.6 million decrease).  Operating costs were higher due primarily to higher transportation-related costs ($20.7 million increase).

Shipping operating income decreased $2.1 million in 2007 as compared to the prior year as higher operating revenues ($5.6 million increase) were more than offset by higher operating costs ($7.7 million increase).  Higher operating revenues were attributable to higher volumes shipped ($6.8 million increase).  Higher operating costs were due primarily to higher transportation-related costs ($7.1 million increase) which includes fuel.

•
Nicor’s other energy ventures operating income decreased $8.7 million in 2008 compared to the prior year due primarily to lower operating income at Nicor Enerchange ($11.9 million decrease), partially offset by higher operating income at Nicor’s energy-related products and services businesses ($4.8 million increase).  Lower operating income at Nicor Enerchange was due primarily to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by the favorable costing of physical sales activity.  Improved operating results at Nicor’s energy-related products and services businesses were due to lower operating expenses ($12.2 million decrease), partially offset by lower operating revenues ($7.4 million decrease).

Nicor’s other energy ventures operating income increased $7.4 million in 2007 compared to the prior year due to higher operating income at Nicor’s energy-related products and services businesses ($3.9 million increase) and higher operating income at Nicor Enerchange ($3.5 million increase).  Improved operating results at Nicor’s energy-related products and services businesses were due to higher operating revenues ($6.3 million increase), partially offset by higher operating expenses ($2.4 million increase).  Improved operating results at Nicor Enerchange were due primarily to the favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

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

•	“Corporate and eliminations” operating income for 2008, 2007 and 2006 was impacted by the following items:

In 2008, corporate and eliminations’ operating income included $6.2 million of costs associated with Nicor’s other energy ventures’ utility-bill management products attributable to colder than normal weather (excludes costs of approximately $0.6 million recorded within other energy ventures).  In 2006, corporate and eliminations’ operating income included $9.5 million of benefits associated with Nicor’s other energy ventures’ utility-bill management products attributable to warmer than normal weather (excludes costs of approximately $0.7 million recorded within other energy ventures).  In 2007, there was no material weather impact related to other energy ventures’ utility-bill management contracts.  The above noted benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

In 2008, corporate and eliminations’ operating income included recoveries of previously incurred legal costs of $3.1 million. The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

In 2006, corporate and eliminations’ operating income included a $10 million charge (non-deductible for tax purposes) relating to a settlement with the SEC of claims of securities law violations relating to the PBR plan.  The company neither admitted nor denied any wrongdoing in the matter.

In 2006, corporate and eliminations’ operating income included insurance recoveries of $5.2 million related to previously incurred legal expenses associated with securities class actions and shareholder derivative lawsuits settled in prior years.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	2008	2007	2006

Gas distribution	$3,206.9	$2,627.5	$2,452.3
Shipping	425.2	403.9	398.3
Other energy ventures	230.3	244.5	215.9
Corporate and eliminations	(85.8)	(99.6)	(106.5)
	$3,776.6	$3,176.3	$2,960.0

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues increased $579.4 million in 2008 compared to the prior year due primarily to higher natural gas costs (approximately $370 million increase) and colder weather in 2008 (approximately $185 million increase).

Gas distribution revenues increased $175.2 million in 2007 compared to the prior year due to colder weather in 2007 (approximately $240 million increase), partially offset by lower natural gas prices (approximately $25 million decrease) and demand unrelated to weather (approximately $12 million decrease).

Shipping segment operating revenues increased $21.3 million in 2008 compared to the prior year due to higher average rates ($39.9 million increase), partially offset by lower volumes shipped ($18.6 million decrease).  Rates were higher due primarily to cost-recovery surcharges for fuel.  Volumes shipped were adversely impacted by decreased construction cargo, decreased tourism and increased competition.  During the second quarter of 2008, Tropical Shipping completed an acquisition of the assets of Caribtran, Inc., which is expected to add approximately 4 percent to expected shipping revenues on an annual basis.

Shipping segment operating revenues increased $5.6 million in 2007 compared to the prior year due to higher volumes shipped.  Volumes were higher due primarily to increased interisland shipments.  Volumes shipped in 2007 were adversely impacted by increased competition in several of the ports served, the strategic decision not to compete for certain low margin business, decreased construction cargo for hurricane recovery projects and changing global trade patterns.

Nicor’s other energy ventures operating revenues decreased $14.2 million in 2008 compared to the prior year due primarily to lower revenues at Nicor’s energy-related products and services businesses ($7.4 million decrease) and Nicor Enerchange ($6.7 million decrease).  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract, attributable to product mix.  Lower revenues at Nicor Enerchange were due primarily to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by the favorable costing of physical sales activity.

Nicor’s other energy ventures operating revenues increased $28.6 million in 2007 compared to the prior year due to higher revenues at Nicor Enerchange ($22.3 million increase) and Nicor’s energy-related products and services businesses ($6.3 million increase).  Higher revenues at Nicor Enerchange were due, in part, to the favorable costing of physical sales activity and improved results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Higher revenues at Nicor’s energy-related products and services businesses were attributable to an increase in average customer contracts ($6.6 million increase).

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	2008	2007	2006

Gas distribution revenues	$3,206.9	$2,627.5	$2,452.3
Cost of gas	(2,427.8)	(1,906.5)	(1,743.7)
Revenue tax expense	(171.1)	(148.7)	(144.4)
Gas distribution margin	$608.0	$572.3	$564.2

Gas distribution margin increased $35.7 million in 2008 compared to the prior year due primarily to colder weather (approximately $15 million increase) and the impact of customer interest (approximately $12 million increase).

Gas distribution margin increased $8.1 million in 2007 compared to the prior year due to colder weather (approximately $17 million increase), partially offset by lower average distribution rates (approximately $6 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $2 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $24.8 million in 2008 compared to the prior year due primarily to higher bad debt expense ($17.7 million increase) and payroll and benefit-related costs ($4.9 million increase).  Higher bad debt expense is attributable to higher revenues and worsening economic conditions. Also included in gas distribution operating and maintenance expense for 2008 were recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).

Gas distribution operating and maintenance expense increased $1.3 million in 2007 compared to the prior year.  Higher bad debt expense ($14.9 million increase) was partially offset by lower company use gas and storage-related gas costs ($13.1 million decrease) attributable primarily to lower prices paid for natural gas.

Other gas distribution operating expenses.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related costs in 2008 were $0.6 million.  Mercury-related recoveries in 2007 reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007.  In 2006, a mercury-related recovery of $3.8 million was realized from a settlement reached with an independent contractor of Nicor Gas.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2008, 2007 and 2006, Nicor Gas realized pretax gains of $0.8 million, $2.0 million and $3.3 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Shipping operating expenses.  Shipping segment operating expenses increased $27.4 million in 2008 compared to the prior year due primarily to higher transportation-related costs ($20.7 million increase) attributable primarily to increased fuel costs.

Shipping segment operating expenses increased $7.7 million in 2007 compared to the prior year due primarily to higher transportation-related costs ($7.1 million increase) which includes fuel.

Other energy ventures operating expenses.  Nicor’s other energy ventures operating expenses decreased $5.5 million in 2008 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($12.2 million decrease), partially offset by an increase in operating expenses at Nicor Enerchange ($5.2 million increase).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average costs associated with utility bill management contracts, attributable to product mix.  Higher operating expenses at Nicor Enerchange were due primarily to an increase in charges resulting from increased transportation capacity.

Nicor’s other energy ventures operating expenses increased $21.2 million in 2007 compared to the prior year.  Approximately $18 million of the variance is related to transportation and storage charges at Nicor Enerchange.  In addition, there were higher expenses at Nicor’s energy-related products and services businesses ($2.4 million increase) reflecting higher costs associated with customer contracts ($2.9 million increase) due, in part, to an increase in average customer contracts.

Litigation charges (recoveries), net.  In 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) relating to a settlement with the SEC of claims of securities law violations relating to the PBR plan.  The company neither admitted nor denied any wrongdoing in the matter.

Other corporate expenses and eliminations.  Other corporate operating expenses (income) were ($2.0) million, $1.8 million and ($5.2) million in 2008, 2007 and 2006, respectively.  In 2008 and 2006, Nicor recorded recoveries of previously incurred legal costs.  Also included in the amounts for all years presented are certain business development costs.

Intercompany eliminations were ($79.8) million, ($99.8) million and ($115.8) million in 2008, 2007 and 2006, respectively, and related primarily to utility-bill management products.

Interest expense.  Interest expense increased $2.2 million in 2008 compared to the prior year.  This increase reflects the impact of higher interest on income tax matters ($5.4 million increase) and higher average borrowing levels, partially offset by lower average interest rates.  In 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reduced its reserve for interest payable by $9.6 million.

Interest expense decreased $11.2 million in 2007 compared to the prior year.  This decrease reflects the impact of lower interest on income tax matters ($9.0 million decrease) attributable to the previously mentioned settlement with the IRS and lower average borrowing levels.

Net equity investment income.  Net equity investment income increased $3.1 million in 2008 compared to the prior year due primarily to higher income from Triton ($1.3 million increase) and EN Engineering ($1.3 million increase).

Net equity investment income decreased $4.8 million in 2007 compared to the prior year due primarily to the sale in 2006 of an equity investment ($3.8 million decrease, of which $2.4 million related to a gain on the sale and $1.4 million related to equity income recognized in 2006).

Equity investment results include $6.4 million, $5.1 million and $5.8 million for 2008, 2007 and 2006, respectively, for Nicor’s share of income from Triton.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2008 and 2007, income tax expense has not been provided on approximately $23 million and $39 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.

The effective income tax rate was 27.0 percent, 26.6 percent and 26.3 percent for 2008, 2007 and 2006, respectively.  The higher effective income tax rate in 2008 compared to 2007 reflects a decrease in untaxed foreign earnings in 2008, offset, in part, by tax reserve adjustments.  The increase in the 2007 effective income tax rate compared to 2006 reflects the recognition of tax benefits in 2006 related to the reorganization of the company’s shipping and related operations offset, in part, by the non-deductible $10 million charge in 2006 associated with the company’s SEC inquiry and an increase in 2007 of untaxed foreign earnings.

Nicor Inc.

Gas Distribution Statistics
	2008	2007	2006

Operating revenues (millions)
Sales
Residential	$2,176.2	$1,791.4	$1,671.1
Commercial	551.4	426.2	373.9
Industrial	61.9	47.6	42.8
	2,789.5	2,265.2	2,087.8
Transportation
Residential	40.9	31.1	32.0
Commercial	82.2	76.7	82.1
Industrial	38.3	37.5	41.0
Other	25.7	10.6	3.7
	187.1	155.9	158.8
Other revenues
Revenue taxes	174.0	149.6	147.7
Environmental cost recovery	9.7	10.9	11.6
Chicago Hub	11.3	19.0	26.4
Other	35.3	26.9	20.0
	230.3	206.4	205.7
	$3,206.9	$2,627.5	$2,452.3

Deliveries (Bcf)
Sales
Residential	214.4	201.8	185.9
Commercial	54.7	48.7	41.8
Industrial	6.4	5.7	5.0
	275.5	256.2	232.7
Transportation
Residential	25.6	19.7	17.0
Commercial	93.1	84.6	80.4
Industrial	103.9	107.8	108.6
	222.6	212.1	206.0
	498.1	468.3	438.7

Year-end customers (thousands)
Sales
Residential	1,760	1,789	1,807
Commercial	130	128	123
Industrial	8	7	7
	1,898	1,924	1,937
Transportation
Residential	222	191	166
Commercial	53	54	57
Industrial	5	5	6
	280	250	229
	2,178	2,174	2,166

Other statistics
Degree days	6,348	5,756	5,174
Colder (warmer) than normal (1)	9%	(1%)	(11%)
Average gas cost per Mcf sold	$8.76	$7.36	$7.44

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

Shipping Statistics	2008	2007	2006

TEUs shipped (thousands)	197.1	206.6	203.1
Average revenue per TEU	$2,158	$1,955	$1,961

At end of period
Ports served	25	26	27
Vessels operated	17	19	18

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital.  These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.  Recent capital market conditions are not currently expected to have a material adverse impact on the company’s ability to access capital.

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

Investing activities.  Net cash flow used for investing activities was $265.3 million, $193.9 million and $192.2 million in 2008, 2007 and 2006, respectively.

During the second quarter of 2008, Tropical Shipping acquired the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.

Capital expenditures.  Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.  Capital expenditures by business segment are presented in the following table (in millions):

	Estimated
	2009	2008	2007	2006

Gas distribution	$210	$229	$159	$164
Shipping	50	17	14	17
Other energy ventures	50	4	4	6
	$310	$250	$177	$187

Gas distribution segment capital expenditures increased in 2008 versus 2007 due to higher expenditures associated with gas distribution, transmission and storage system improvements (approximately $55 million increase), facility construction (approximately $15 million increase) and information technology improvements (approximately $10 million increase), partially offset by the impact of lower customer additions (approximately $10 million decrease).

Gas distribution segment capital expenditures decreased in 2007 versus 2006 due to a reduction in costs for information technology system improvements (approximately $7 million decrease) and the impact of lower customer additions (approximately $6 million decrease), partially offset by higher expenditures associated with storage system projects (approximately $5 million increase).

Capital expenditures in the gas distribution segment are expected to decrease in 2009 versus 2008 due to lower expenditures associated with gas distribution, transmission and storage system improvements, facility construction and information technology improvements, partially offset by higher capitalized overhead costs attributable to higher postretirement benefit costs.

Capital expenditures in the shipping segment increased in 2008 due to an increase in container replacements, partially offset by a decrease in facility expansion and freight handling equipment expenditures.

Capital expenditures in the shipping segment decreased in 2007 due primarily to the purchase of a vessel in 2006, partially offset by an increase in facility expansion and freight handling equipment.

Capital expenditures in the shipping segment are expected to increase in 2009 versus 2008 due primarily to the expected purchase of two vessels and higher expenditures related to containers and freight equipment.

Nicor’s capital budget also includes approximately $40 million in 2009 for the planned development of natural gas storage fields.  During 2008, Nicor announced the formation of a new wholly-owned subsidiary, Central Valley Gas Storage, LLC (“Central Valley”) which plans to develop an underground natural gas storage facility north of Sacramento, California.  Central Valley currently expects to start initial injections beginning in 2010 and full service by 2011.

Additional investing activities.  Yearly fluctuations in additional investing activities include the following items:
•	Investing activities in all three years reflect increased short-term investments primarily at the company’s shipping segment.
•	Investing activities in 2007 as compared to 2006 reflects the release of the $10.0 million from escrow associated with the settlement of the company’s SEC inquiry.

Financing activities.  The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-2	F-1
Senior Unsecured Debt	AA	n/a	A
Corporate Credit Rating	AA	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In April 2008, Standard & Poor’s affirmed its credit ratings and changed its outlook from Negative to Stable on both Nicor and Nicor Gas. In November 2008, Standard & Poor’s raised the rating on unsecured debt from AA- to AA for both Nicor and Nicor Gas.  The rating revision is the result of a change in methodology at Standard & Poor’s to better reflect the recovery prospects of creditors in the investor-owned utility operating sector.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2008, Nicor Gas had the capacity to issue approximately $440 million of additional First Mortgage Bonds under the terms of its indenture.  The company’s shelf registration expired in December 2008.  The company expects to file a new shelf registration in early 2009.  Nicor believes it is in compliance with its debt covenants.  Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and were retired.  The company expects to issue $50 million in First Mortgage Bonds in 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in 2006.

In 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan which was used along with cash available from foreign subsidiaries to fund the repatriation of $132 million of its cumulative undistributed foreign earnings under the provisions of the Jobs Act.  As of December 31, 2006, this loan was paid in full.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $739.9 million and $369.0 million of commercial paper outstanding at December 31, 2008 and 2007, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock. Nicor maintained its quarterly common stock dividend rate during 2008 of $0.465 per common share.  The company paid dividends on its common stock of $84.4 million, $84.1 million and $82.9 million in 2008, 2007 and 2006, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Nicor currently has a dividend reinvestment program that offers the opportunity to holders of Nicor common and preferred shares to purchase additional shares of Nicor common stock by reinvesting the dividends paid on all of their shares and/or making direct cash purchases.  Shares are acquired by Nicor on behalf of participants through purchases in the open market.  Nicor plans to amend the program in 2009 to allow Nicor to issue new shares of common stock as opposed to purchasing them in the open market.  Proceeds from the newly issued shares will be used for advances to or equity investments in its subsidiaries, for other investment opportunities, or for general corporate purposes.

In 2001, Nicor announced a $50 million common stock repurchase program.  Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There were no purchases under this program in 2008, 2007 and 2006, and at December 31, 2008, $21.5 million remained authorized for the repurchase of common stock.

Preferred Stock.  In 2007, Nicor redeemed 100 shares of 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $43 plus accrued unpaid dividends.  There were 11,581 shares of the 4.48 percent Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2008.

Off-balance sheet arrangements.  Nicor has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Guarantees and Indemnities.  The company believes the likelihood of any such payment under these guarantees is remote. No liability has been recorded for these guarantees.

Contractual obligations.  At December 31, 2008, Nicor had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$809.6	$363.1	$126.6	$7.7	$1,307.0
Long-term debt	50.0	75.0	-	375.0	500.0
Fixed interest on long-term debt	28.5	52.0	46.6	380.9	508.0
Operating leases	23.8	18.0	7.4	13.0	62.2
Other long-term obligations	.2	.2	-	.6	1.0
	$912.1	$508.3	$180.6	$777.2	$2,378.2

In addition to the contractual obligations included in the table above, Nicor has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued estimated unrecognized tax benefits of $10.8 million at December 31, 2008, of which approximately $6 million is reasonably expected to be paid within the next 12 months.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing business segments.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2008 NYMEX futures prices.

Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space for the other energy ventures.  Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $41.7 million, $41.3 million and $41.7 million in 2008, 2007 and 2006, respectively.

In 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  The agreement was contingent upon various milestones to be achieved by the counterparty to the agreement.  The counterparty failed to achieve certain of these milestones and the agreement terminated on July 1, 2008.

Labor negotiations.  The current labor contract between Nicor Gas and the International Brotherhood of Electrical Workers (IBEW) Local 19 expires on February 28, 2009.  The current agreement covers approximately 1,400 employees of Nicor Gas.  As of the filing date of this report, negotiations between IBEW representatives and the company continue.  Nicor Gas believes that there are adequate contingency plans in the event of a work stoppage, which the company currently does not expect.

Other.  Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

OUTLOOK

Nicor’s outlook assumes normal weather for 2009, but excludes, among other things, the ICC’s PBR plan/PGA review or other contingencies.  The company’s outlook also does not reflect the additional variability in earnings due to fair value accounting adjustments at Nicor Enerchange and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2009 earnings, they are currently not estimable.

Gas distribution.  Nicor Gas expects operating results to be adversely impacted by significantly higher operating and maintenance and depreciation expense.  Operating and maintenance expense is expected to be higher due, in part, to increased postretirement benefit costs attributable to 2008’s decline in the market values of investments of the company’s defined benefit pension plan.

The company’s request for rate relief in the amount of $140.4 million is expected to be decided no later than March 25, 2009.  Results for Nicor Gas for 2009 are dependent on the outcome of that request.  Any rate relief would be prospective from the date of an ICC decision.  As a result, the company estimates that every $10 million of rate relief would positively impact 2009 net income by approximately $4 million to $5 million.  The company’s request for rate relief does include a request for a volume-balancing rider that would adjust rates to substantially compensate for variances in weather which would mitigate the volatility at Nicor Gas.

The company estimates that a 100-degree day variation from normal weather affects Nicor Gas’ distribution margin, net of income taxes, by approximately $1.6 million under the company’s current rate structure.  The consolidated impact, however, is generally reduced somewhat because of the natural weather hedge attributable to the utility-bill management products offered by certain of Nicor’s other energy ventures.

Shipping.  Tropical Shipping’s operating results are expected to be lower when compared to 2008 as it is expected that a challenging economic environment will have a negative impact on tourism and the economies in the Bahamas and the Caribbean region.  The company also continues to expect relatively low tax costs on operating earnings in 2009 attributable to the 2006 reorganization of certain shipping and related operations.

Other energy ventures.  The company expects higher operating results from its other energy ventures due to higher results from its wholesale natural gas marketing company, partially offset by lower results in its energy-related products and services businesses.

Other.  Nicor also expects its effective income tax rate to be higher, in part, because of the absence of certain tax reserve adjustments recognized in 2008.

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

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs issued a ruling denying CUB and CCSAO’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2008.

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

Other.  In 2006, Nicor received a payment of $5.2 million from insurance carriers as reimbursement of legal defense costs in connection with securities class actions and shareholder derivative suits that were settled in 2004 and 2005.  This payment has been recorded in “Other corporate expenses and eliminations” in the Consolidated Statements of Operations for 2006.

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

Derivative instruments.  The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex.  The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules.  As a result, management judgment is required in the determination of the appropriate accounting treatment.  In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market conditions, and changes in hedge effectiveness may impact the accounting treatment.  These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year.  However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 10 years for the pension plan and 13 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit expense included in operating income was $2.7 million, $4.8 million and $5.5 million in 2008, 2007 and 2006, respectively.  The company expects to record postretirement benefit expense for 2009 of $24.6 million.  As previously discussed, significant market declines in the values of plan assets caused the increase in postretirement expense for 2009 when compared to prior years.  Actuarial assumptions affecting 2009 include an expected long-term rate of return on plan assets of 8.50 percent, consistent with the prior year, and discount rates of 6.35 percent for the company’s defined benefit pension plan and 6.00 percent for the health care and life insurance plan, compared with 6.25 percent for both plans a year earlier.  The 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.  The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Such study utilized high quality bonds whose expected cash flows match the timing and amount of future benefit payments of the plans.

Income taxes.  A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  At December 31, 2008, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $51 million on approximately $146 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

The company records unrecognized tax benefits based on a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires the company to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.  Changes between what the company recognizes as an unrecognized tax benefit and what is actually settled with the taxing authority could be materially different.

Credit risk.  Nicor’s subsidiaries and affiliates are required to estimate counterparty credit risk in estimating the fair values of certain derivative instruments.  The company’s counterparties consist primarily of major energy companies and financial institutions. This concentration of counterparties may materially impact the company’s exposure to credit risk resulting from market, economic or regulatory conditions.  Recent adverse developments in the capital markets have made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor’s estimates.

Nicor’s subsidiaries and affiliates maintain an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and worsening economic conditions.  Actual credit losses could vary materially from Nicor’s estimates.  Nicor’s allowance for doubtful accounts at December 31, 2008, 2007 and 2006 was $44.9 million, $35.1 million and $33.4 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.

Unbilled revenues.  Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2008, 2007 and 2006 were $196.1 million, $189.3 million and $158.9 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Accounting Policies.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses.  The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs.  The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  During 2008, Nicor Gas hedged a portion of its forecasted 2009 and 2010 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management contracts.  Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks.  Based on Nicor’s other energy businesses unhedged positions at December 31, 2008, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings for the periods ended December 31, 2008 and 2007 by about $1.0 million and $0.4 million, respectively.

At December 31, 2008, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following net asset fair values (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years	3 to 5 Years

Prices actively quoted	$(14.2)	$(17.0)	$2.8	$-
Prices correlated to external sources	19.0	14.9	4.1	-
Prices based on models and other valuation methods	(.2)	(.1)	(.1)	-
Total	$4.6	$(2.2)	$6.8	$-

Actively quoted prices are for those derivative instruments traded on the NYMEX.  Nicor Enerchange enters into over-the-counter derivative instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets.  Nicor Enerchange uses one or more significant unobservable inputs for model-derived valuations.

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

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty.  The company also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, recent adverse developments in the capital markets have made it more difficult for the company to assess the creditworthiness of our counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor’s earnings to decrease by approximately $0.2 million in 2008.  For further information about debt securities, interest rates and fair values, see Item 8 – Financial Statements – Consolidated Statements of Capitalization, and Item 8 – Notes to the Consolidated Financial Statements – Note 7 – Short-Term and Long-Term Debt and Note 9 – Fair Value of Financial Instruments.

Nicor Inc.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2008,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of recognizing and measuring income tax positions. As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed its method of offsetting amounts related to certain contracts and retrospectively adjusted the 2007 balance sheet for the change.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2009

Nicor Inc.

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31
	2008	2007	2006
Operating revenues
Gas distribution (includes revenue taxes of $174.0, $149.6 and $147.7, respectively)	$3,206.9	$2,627.5	$2,452.3
Shipping	425.2	403.9	398.3
Other energy ventures	230.3	244.5	215.9
Corporate and eliminations	(85.8)	(99.6)	(106.5)
Total operating revenues	3,776.6	3,176.3	2,960.0

Operating expenses
Gas distribution
Cost of gas	2,427.8	1,906.5	1,743.7
Operating and maintenance	294.6	269.8	268.5
Depreciation	170.9	165.6	160.1
Taxes, other than income taxes	189.4	166.9	163.0
Mercury-related costs (recoveries), net	.6	(8.0)	(3.6)
Property sale gains	(.8)	(2.0)	(3.3)
Shipping	385.9	358.5	350.8
Other energy ventures	205.0	210.5	189.3
Litigation charges	-	-	10.0
Other corporate expenses and eliminations	(81.8)	(98.0)	(121.0)
Total operating expenses	3,591.6	2,969.8	2,757.5

Operating income	185.0	206.5	202.5
Interest expense, net of amounts capitalized	40.1	37.9	49.1
Equity investment income, net	9.4	6.3	11.1
Interest income	8.8	8.8	9.0
Other income, net	.7	.6	.6
Income before income taxes	163.8	184.3	174.1
Income tax expense, net of benefits	44.3	49.1	45.8
Net income	$119.5	$135.2	$128.3

Average shares of common stock outstanding
Basic	45.3	45.2	44.6
Diluted	45.4	45.3	44.7

Earnings per average share of common stock
Basic	$2.64	$2.99	$2.88
Diluted	2.63	2.99	2.87

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Cash Flows
(millions)
	Year ended December 31
	2008	2007	2006
		* As Adjusted	* As Adjusted
Operating activities
Net income	$119.5	$135.2	$128.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	189.8	184.2	178.1
Deferred income tax benefit	(3.4)	(4.6)	(44.5)
Net gain on sale of property, plant and equipment	(1.0)	(1.8)	(3.3)
Gain on sale of equity investment	-	-	(2.4)
Changes in assets and liabilities:
Receivables, less allowances	(47.3)	(94.2)	304.8
Gas in storage	(54.5)	32.0	75.3
Deferred/accrued gas costs	(104.1)	.1	(173.2)
Derivative instruments	133.3	(72.8)	156.8
Margin accounts - derivative instruments	(134.9)	16.3	(66.4)
Pension benefits	179.1	(54.5)	26.6
Regulatory postretirement asset	(186.3)	44.1	(113.5)
Other assets	(64.3)	(13.4)	(5.1)
Accounts payable and customer credit balances and deposits	(64.1)	100.6	(93.7)
Health care and other postretirement benefits	12.2	4.7	89.1
Litigation charge	-	(10.0)	-
Other liabilities	(.9)	(25.4)	10.4
Other items	(.5)	11.7	(20.3)
Net cash flow provided from (used for) operating activities	(27.4)	252.2	447.0

Investing activities
Additions to property, plant & equipment	(249.9)	(173.2)	(187.4)
Release of (additions to) restricted short-term investments	-	10.0	(10.0)
Purchases of available-for-sale securities	-	(218.9)	-
Proceeds from sales of available-for-sale securities	-	218.9	-
Purchases of held-to-maturity securities	(1.1)	(1.6)	(2.6)
Proceeds from maturities of held-to-maturity securities	3.7	2.3	1.5
Net increase in other short-term investments	(20.4)	(32.8)	(7.9)
Net proceeds from sale of property, plant and equipment	1.3	1.2	3.9
Proceeds from sale of equity investment	-	-	7.0
Business acquisition, net of cash acquired	(6.1)	-	-
Other investing activities	7.2	.2	3.3
Net cash flow used for investing activities	(265.3)	(193.9)	(192.2)

Financing activities
Proceeds from issuing long-term debt	75.0	-	50.0
Disbursements to retire long-term obligations	(75.0)	-	(90.0)
Net issuances (repayments) of commercial paper	370.9	19.0	(236.0)
Dividends paid	(84.4)	(84.1)	(82.9)
Repayment of loan against cash surrender value of life insurance policies	(11.2)	-	-
Proceeds from exercise of stock options	1.7	8.2	22.6
Other financing activities	(1.1)	.3	3.7
Net cash flow provided from (used for) financing activities	275.9	(56.6)	(332.6)

Net increase (decrease) in cash and cash equivalents	(16.8)	1.7	(77.8)

Cash and cash equivalents, beginning of year	42.8	41.1	118.9

Cash and cash equivalents, end of year	$26.0	$42.8	$41.1

Supplemental information
Income taxes paid, net	$71.2	$77.9	$86.1
Interest paid, net of amounts capitalized	50.2	38.3	40.3

*	Periods prior to 2008 were adjusted due to the retrospective application of FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. See Note
2 - New Accounting Pronouncements for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Balance Sheets
(millions)
	December 31
	2008	2007
Assets		* As Adjusted
Current assets
Cash and cash equivalents	$26.0	$42.8
Short-term investments	69.5	49.1
Receivables, less allowances of $44.9 and $35.1, respectively	690.1	641.5
Gas in storage	208.5	154.0
Derivative instruments	49.7	28.4
Margin accounts - derivative instruments	134.4	28.8
Other	160.7	98.5
Total current assets	1,338.9	1,043.1

Property, plant and equipment, at cost
Gas distribution	4,460.6	4,279.7
Shipping	315.1	309.2
Other	26.7	22.8
	4,802.4	4,611.7
Less accumulated depreciation	1,943.8	1,854.4
Total property, plant and equipment, net	2,858.6	2,757.3

Pension benefits	36.4	215.5
Long-term investments	136.8	132.9
Other assets	413.3	122.5

Total assets	$4,784.0	$4,271.3

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$50.0	$75.0
Short-term debt	739.9	369.0
Accounts payable	411.3	428.2
Customer credit balances and deposits	187.3	234.5
Derivative instruments	167.3	28.3
Other	112.2	160.7
Total current liabilities	1,668.0	1,295.7

Deferred credits and other liabilities
Regulatory asset retirement cost liability	751.7	720.7
Deferred income taxes	400.0	400.4
Health care and other postretirement benefits	196.6	185.1
Asset retirement obligation	185.0	177.5
Other	161.0	123.3
Total deferred credits and other liabilities	1,694.3	1,607.0

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	448.0	422.8
Mandatorily redeemable preferred stock	.6	.6
Total long-term obligations	448.6	423.4
Common equity	973.1	945.2

Total capitalization	1,421.7	1,368.6

Total liabilities and capitalization	$4,784.0	$4,271.3

*	Periods prior to 2008 were adjusted due to the retrospective application of FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. See Note
2 - New Accounting Pronouncements for further information.

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Capitalization
(millions, except share data)

		December 31
		2008		2007

First Mortgage Bonds
5.875% Series due 2008		$-		$75.0
5.37% Series due 2009		50.0		50.0
6.625% Series due 2011		75.0		75.0
7.20% Series due 2016		50.0		50.0
5.80% Series due 2023		50.0		50.0
6.58% Series due 2028		50.0		50.0
5.90% Series due 2032		50.0		50.0
5.90% Series due 2033		50.0		50.0
5.85% Series due 2036		50.0		50.0
6.25% Series due 2038		75.0		-
		500.0		500.0

Less:	Amount due within one year	50.0		75.0
	Unamortized debt discount, net of premium	2.0		2.2
Total long-term debt		448.0	31.5%	422.8	30.9%

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred
shares authorized; and cumulative, without par
value, 20,000,000 preference shares authorized
(11,581 shares of redeemable preferred
stock, 4.48% series, outstanding)		.6	-	.6	-

Common equity
Common stock, $2.50 par value, 160,000,000 shares
authorized (2,901,400 and 2,976,963 shares reserved
for share-based awards and other purposes, and 45,198,779
and 45,129,889 shares outstanding, respectively)		113.0		112.8
Paid-in capital		49.5		44.8
Retained earnings		830.3		795.5
Accumulated other comprehensive loss, net
Cash flow hedges		(11.7)		(6.0)
Postretirement benefit plans		(7.7)		(1.7)
Foreign currency translation adjustment		(.3)		(.2)
Total accumulated other comprehensive loss		(19.7)		(7.9)
Total common equity		973.1	68.5	945.2	69.1

Total capitalization		$1,421.7	100.0%	$1,368.6	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Common Equity
(millions, except per share data)
	Year ended December 31
	2008	2007	2006

Common stock
Balance at beginning of year	$112.8	$112.3	$110.5
Issued and converted stock, net of cancellations	.2	.5	1.8
Balance at end of year	113.0	112.8	112.3

Paid-in capital
Balance at beginning of year	44.8	34.1	8.0
Issued and converted stock	5.0	11.4	26.6
Reacquired and cancelled stock	(.3)	(.7)	(.5)
Balance at end of year	49.5	44.8	34.1

Retained earnings
Balance at beginning of year	795.5	743.0	698.0
Net income	119.5	135.2	128.3
Cumulative effect of change in accounting principle:
FIN No. 48	-	1.4	-
SFAS No. 158	(.2)	-	-
Dividends on common stock ($1.86 per share for 2008 to 2006)	(84.5)	(84.1)	(83.3)
Balance at end of year	830.3	795.5	743.0

Accumulated other comprehensive loss
Balance at beginning of year	(7.9)	(13.3)	(1.6)
Other comprehensive income (loss)	(11.8)	5.4	(8.8)
SFAS No. 158 transition amount	-	-	(2.9)
Balance at end of year	(19.7)	(7.9)	(13.3)

Total common equity	$973.1	$945.2	$876.1

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2008	2007	2006

Net income	$119.5	$135.2	$128.3
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of $(2.4), $(1.0) and $(7.4), respectively)	(3.6)	(2.0)	(11.6)
Reclassifications of hedge (gains) losses to net income (net of income tax of $(1.4), $3.8 and $1.6, respectively)	(2.1)	6.3	3.0
Postretirement gains (losses) (net of income tax of $(3.9) and $0.9 in 2008 and 2007, respectively)	(6.0)	1.4	-
Foreign currency translation adjustment	(.1)	(.3)	(.2)
Other comprehensive income (loss), net of tax	(11.8)	5.4	(8.8)

Comprehensive income	$107.7	$140.6	$119.5

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

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts.  Actual results could differ from those estimates and such differences could be material.  Accounting estimates requiring significant management judgment involve accruals for legal, regulatory and environmental contingencies, unbilled revenues, credit risk, postretirement benefit assets and liabilities, asset retirement obligations, income taxes and related assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Cash and cash equivalents.  Cash equivalents are comprised of highly liquid investments of domestic subsidiaries with an initial maturity of three months or less.  The carrying value of these investments approximates fair value.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2008	2007
Regulatory assets
Regulatory postretirement asset – current	$23.3	$5.2
Regulatory postretirement asset – noncurrent	232.3	64.2
Deferred gas costs – current	31.5	-
Deferred gas costs – noncurrent	22.5	-
Deferred environmental costs	19.5	9.5
Unamortized losses on reacquired debt	15.4	16.5
Deferred rate case costs	6.1	2.6
Other	.1	.1
	$350.7	$98.1

Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	751.7	720.7
Accrued gas costs	-	50.1
Regulatory income tax liability	46.3	49.5
Other	.8	1.1
	$813.8	$829.4

The current portions of the regulatory postretirement asset and the deferred gas costs are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability and accrued gas costs are classified in current liabilities – other.  All other regulatory liabilities are classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 13 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

Investments.  The company’s investments in marketable securities are categorized at the date of acquisition as trading, held-to-maturity, or available-for-sale.  Trading securities, which include money market funds, are carried at fair value and are classified as current assets unless held to satisfy a long-term obligation.  The company classifies money market funds held by its non-U.S. subsidiaries as short-term investments and all other are classified as cash equivalents.  Securities are categorized as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are included in either short-term or long-term investments based upon their contractual maturity date.
The company carries held-to-maturity securities at amortized cost.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income.  Available-for-sale securities are classified as noncurrent assets unless the intent is to sell the security within 12 months.  The specific identification method is used to determine realized gains or losses on the sale of marketable securities.

Equity investments.  The company invests in partnerships and limited liability companies that are accounted for under the equity method.  Related investment balances classified as long-term investments at December 31, 2008 and 2007 were $107.5 million and $113.2 million, respectively, and include $88.0 million and $91.9 million at December 31, 2008 and 2007, respectively, related to Triton.

Goodwill.  Goodwill is the excess cost of an acquired business over the fair value of assets acquired and liabilities assumed in a business combination.  Tropical Shipping had goodwill of $19.0 million and $15.6 million at December 31, 2008 and 2007, respectively.  The increase in goodwill from December 31, 2007 to December 31, 2008 is due to the acquisition of the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.  Nicor Services had goodwill of $4.0 million at December 31, 2008 and 2007.  Goodwill is classified in noncurrent other assets and is tested for impairment annually.

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

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

Nicor Gas.  Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in current period earnings as operating and maintenance expense.  During 2008, Nicor Gas hedged a portion of its forecasted 2009 and 2010 natural gas purchases related to operating costs through the execution of swap agreements and fixed-price purchase agreements and has generally elected cash flow hedge accounting for such transactions.  For the years ended December 31, 2008 and 2007, there was no ineffectiveness.  At December 31, 2008 the net deferred loss recorded in accumulated other comprehensive income associated with these instruments was $3.0 million, reported net of $2.0 million of related income tax benefits, the majority of which is expected to be reclassified to earnings within the next 12 months.

Nicor Enerchange.  Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are held by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, for trading purposes.  Certain of these derivative instruments are used to economically hedge price risk associated with inventories of natural gas, fixed-price purchase and sale agreements and other future natural gas commitments.  Nicor Enerchange records such derivative instruments at fair value and generally does not elect hedge accounting.  As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements.  Other derivative instruments are used by Nicor Enerchange to hedge price risks related to certain utility-bill management products.  These derivative instruments are carried at fair value and cash flow hedge accounting is regularly elected.

For the years ended December 31, 2008, 2007 and 2006, hedge accounting ineffectiveness was $0.2 million, $1.1 million and $2.9 million, respectively.  At December 31, 2008, the cash flow hedges component of accumulated other comprehensive income was a loss of $5.1 million, reported net of $3.3 million of related income tax benefits, and is expected to be reclassified to earnings within the next 12 months.

Nicor Inc.  At December 31, 2008, accumulated other comprehensive income included a loss of $3.8 million, reported net of $2.5 million of income tax benefits, related to derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003.  The amount deferred in accumulated other comprehensive income is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

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

Operating revenues and gas costs.  Gas distribution revenues are recognized when natural gas is delivered to customers.  In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary.  Temporary under and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

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

Repair and maintenance expense.  Nicor records expense for repair and maintenance costs as incurred.  Tropical Shipping uses the direct expensing method for planned major maintenance related to dry-docking and major repairs of its owned vessels.

Legal defense costs.  The company accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation.  Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis.  The gas distribution composite depreciation rate is 4.1 percent, which includes all estimated future retirement costs.  Upon the retirement of these assets, no gain or loss is recognized.  The estimated useful lives of shipping-segment vessels range from 20 to 25 years.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2008, 2007 and 2006 were $171.1 million, $148.7 million and $144.4 million, respectively.

Income taxes.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  In the gas distribution segment, investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate are amortized to income over the lives of the related properties.

At December 31, 2008, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $51 million on approximately $146 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

On January 1, 2007, the company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, which sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The company records unrecognized tax benefits based on a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires the company to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.  The company recognizes accrued interest related to unrecognized tax benefits in interest expense and interest income.  Penalties, if any, are recorded in operating expense.

2.      NEW ACCOUNTING PRONOUNCEMENTS

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

This FSP was required to be applied retrospectively to all prior periods.  As a result of the application of this FSP, the company’s Consolidated Balance Sheets line items increased (decreased) by the following amounts at December 31(in millions):

	2008	2007
Assets
Receivables	$(36.5)	$(22.5)
Derivative instruments	26.1	13.0
Margin accounts – derivative instruments	134.4	28.8
Noncurrent other assets	37.4	-
Liabilities
Derivative instruments	$138.6	$19.3
Current other liabilities	22.8	-

Defined benefit pension and other postretirement plans.  On December 31, 2006, Nicor adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 required Nicor to change its plan measurement date in 2008 to match its fiscal year-end.  In accordance with SFAS No. 158, Nicor elected to use a 15-month approach for transitioning from an October 1 measurement date to a December 31 measurement date.  Nicor adopted the measurement date provision on December 31, 2008, recording a cumulative effect adjustment that decreased retained earnings by $0.2 million.

3.      INVESTMENTS

The company’s investments at December 31 are as follows (in millions):

	2008	2007

Money market funds	$81.2	$82.1
Corporate bonds	4.8	6.5
Certificates of deposit	.6	1.7
Other investments	2.0	2.2
Total investments	$88.6	$92.5

Investments are classified on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2008	2007

Cash equivalents	$15.3	$36.6
Short-term investments	69.5	49.1
Long-term investments	3.8	6.8
Total investments in securities	$88.6	$92.5

Money market funds held by domestic subsidiaries are included in cash equivalents, whereas such funds held by non-U.S subsidiaries are included in short-term investments.

Investments categorized as trading (including money market funds) are carried at fair value, and totaled $82.2 million and $83.1 million at December 31, 2008 and 2007, respectively. Corporate bonds are categorized as held-to-maturity, and their carrying value approximates fair value.  The contractual maturities of the held-to-maturity corporate bonds at December 31, 2008 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 years	5-10 years	More than 10 years	Total

$3.5	$1.3	$-	$-	$4.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $1.6 million and $2.9 million at December 31, 2008 and 2007, respectively.

Any gains or losses included in earnings resulting from the sale of investments were not significant.

4.      RESTRICTED SHORT-TERM INVESTMENTS

In 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) as part of a tentative settlement with the SEC on claims of securities law violations relating to the PBR plan.  At that time, the company deposited $10 million in an escrow account pending review and final approval of the tentative settlement by the SEC commissioners.  In 2007, the SEC commissioners approved the tentative settlement and a final judgment was entered by a federal court approving the settlement and the funds held in escrow were released.  The company neither admitted nor denied any wrongdoing in the matter.

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

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2008	2007

Beginning of period	$179.4	$170.6
Liabilities incurred during the period	2.0	2.3
Liabilities settled during the period	(3.6)	(3.2)
Accretion	10.2	9.7
Revision in estimated cash flows	(.8)	-
End of period	$187.2	$179.4

Substantially all of the ARO is classified as a noncurrent liability.

6.      GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2008	2007

Nicor Gas	$173.7	$112.9
Nicor Enerchange	34.8	41.1
	$208.5	$154.0

Nicor Gas inventory is carried at cost on a LIFO basis.  Nicor Enerchange inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2008 and 2007, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2008 and 2007 exceeded the LIFO cost by $297.7 million and $415.7 million, respectively.

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

There was no liquidation of LIFO layers during 2008.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2007 and 2006 had no impact on net income.

Nicor Enerchange recorded charges of $8.3 million, $5.0 million and $21.6 million in 2008, 2007 and 2006, respectively, resulting from lower of cost or market valuations.

7.      SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and were retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in 2006.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $739.9 million and $369.0 million of commercial paper outstanding with a weighted-average interest rate of 0.4 percent and 4.2 percent at December 31, 2008 and 2007, respectively.

In 2005, Tropical Shipping obtained a $40 million two-year senior unsecured term loan used to fund a portion of the repatriation of its cumulative undistributed foreign earnings in connection with the Jobs Act.  As of December 31, 2006, this loan was paid in full.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $40.3 million, $38.2 million, and $49.8 million in 2008, 2007 and 2006, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.3 million and $0.7 million, respectively.

8.      ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $199.1 million and $191.2 million at December 31, 2008 and 2007, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

9.      FAIR VALUE MEASUREMENTS

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of December 31, 2008 (in millions):

	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$81.2	$-	$-	$81.2
Commodity derivatives:
Current	26.1	17.1	6.5	49.7
Noncurrent	7.7	4.6	2.0	14.3
Total	33.8	21.7	8.5	64.0
Total	$115.0	$21.7	$8.5	$145.2
Liabilities
Commodity derivatives:
Current	$139.1	$21.6	$6.6	$167.3
Noncurrent	22.3	6.4	.3	29.0
Total	$161.4	$28.0	$6.9	$196.3

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  For commodity derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

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

Money market funds held by domestic subsidiaries are included in cash equivalents, whereas such funds held by non-U.S. subsidiaries are included in short-term investments.  The current portions of the derivatives noted in the above table are stated separately within current assets and current liabilities on the Consolidated Balance Sheets.  The noncurrent portions of the derivatives are classified in noncurrent other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the period ended December 31 (in millions):

2008

Balance at January 1	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	5.5
Included in net income	6.4
Settlements, net of purchases	(13.8)
Transfers in and/or out of Level 3	(4.7)
Balance at December 31	$1.6

Net unrealized gains (losses) included in net income relating to derivatives still held at December 31, 2008	$1.8

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.

The following table represents the balances of margin accounts related to derivative instruments at December 31 (in millions):

	2008	2007
Assets:
Margin accounts – derivative instruments	$134.4	$28.8
Other - noncurrent	29.3	-

Liabilities:
Other - current	.1	-

The recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2008 and 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $520 million and $513 million at December 31, 2008 and 2007, respectively.

10.   INCOME TAXES

The components of income tax expense are presented below (in millions):

	2008	2007	2006
Current
Federal	$42.1	$47.8	$73.6
State	6.5	7.4	18.2
	48.6	55.2	91.8
Deferred
Federal	(1.7)	(5.3)	(22.4)
State	(1.7)	.7	(22.1)
	(3.4)	(4.6)	(44.5)

Amortization of investment tax credits, net	(1.4)	(2.1)	(2.1)
Foreign taxes	.5	.6	.6
Income tax expense, net	$44.3	$49.1	$45.8

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2008	2007
Deferred tax liabilities
Property, plant and equipment	$302.2	$288.9
Investment in partnerships	108.4	117.8
Other	36.3	32.0
	446.9	438.7
Deferred tax assets
Other	92.6	75.8
Net deferred tax liability	$354.3	$362.9

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.2	3.1	2.8
Tax credits	(2.8)	(2.8)	(3.1)
Amortization of regulatory income tax liability	(.9)	(.9)	(.9)
Undistributed foreign earnings	(5.3)	(6.9)	(6.0)
Reorganization of certain shipping operations	-	-	(2.7)
SEC inquiry settlement	-	-	2.0
Other, net	(1.2)	(.9)	(.8)
Effective combined federal and state income tax rate	27.0%	26.6%	26.3%

The higher effective income tax rate in 2008 compared to 2007 reflects a decrease in untaxed foreign earnings in 2008, offset, in part, by tax reserve adjustments.  The increase in the 2007 effective income tax rate compared to 2006 reflects the recognition of tax benefits in 2006 related to the reorganization of the company’s shipping and related operations offset, in part, by the non-deductible $10 million charge in 2006 associated with the company’s SEC inquiry and an increase in 2007 of untaxed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2008, the years that remain subject to examination by the IRS and IDR include years beginning after 2003.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.  The company’s liability for unrecognized tax benefits at December 31, 2008 is $10.8 million of which $2.5 million, if recognized, would impact the company’s effective tax rate.  The increase in the unrecognized tax benefits from $5.7 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, partially offset by settlements and adjustments to estimates.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):
	2008	2007

Balance at January 1	$5.7	$4.8
Additions based on tax positions related to the current year	.9	1.4
Additions for tax positions of prior years	7.8	.1
Reductions for tax positions of prior years	(4.0)	(.3)
Settlements	.4	(.3)
Balance at December 31	$10.8	$5.7

If settlements vary from these estimated amounts recognized, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company believes that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially increasing by $4 million or decreasing by $13 million its unrecognized tax benefit.

In the fourth quarter of 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reduced its reserve for interest payable by $9.6 million.  During the years ended December 31, 2008 and 2007, the company recognized benefits of approximately $3 million and $6 million in interest, respectively.  The company has approximately $9 million of interest receivable accrued at December 31, 2008 compared with $8 million of interest payable as of December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.  The amounts recognized in operating expense related to penalties were insignificant.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2008 and 2007, income tax expense has not been provided on approximately $23 million and $39 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.

As of December 31, 2008, Nicor has not recorded deferred income taxes of approximately $51 million on approximately $146 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The balance of unamortized investment tax credits at December 31, 2008 and 2007 was $26.0 million and $27.5 million, respectively.

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

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):
	Pension benefits		Health care and other benefits
	2008*	2007	2008*	2007
Change in benefit obligation
Benefit obligation at beginning of period	$263.2	$271.3	$196.9	$193.7
Service cost	10.7	9.1	2.7	2.3
Interest cost	19.9	15.1	15.0	10.9
Actuarial loss (gain)	2.2	(15.2)	3.9	1.3
Participant contributions	-	-	1.5	1.1
Medicare Part D reimbursements	-	-	2.2	1.2
Benefits paid	(25.8)	(17.1)	(14.5)	(13.6)
Benefit obligation at end of period	270.2	263.2	207.7	196.9

Change in plan assets
Fair value of plan assets at beginning of period	478.7	432.3	-	1.2
Actual (loss) return on plan assets	(146.3)	63.5	-	-
Employer contributions	-	-	13.0	11.3
Participant contributions	-	-	1.5	1.1
Benefits paid	(25.8)	(17.1)	(14.5)	(13.6)
Fair value of plan assets at end of period	306.6	478.7	-	-

Funded status	36.4	215.5	(207.7)	(196.9)
Contributions made after the measurement date	-	-	-	2.3
Other	-	-	-	(.9)
Postretirement benefit asset (liability)	$36.4	$215.5	$(207.7)	$(195.5)

* Amounts for 2008 reflect 15 months of activity for the transition to a December 31 measurement date in accordance with SFAS No. 158.

Amounts classified on the balance sheet as of December 31 consist of (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007

Noncurrent assets	$36.4	$215.5	$-	$-
Current liabilities	-	-	(11.1)	(10.4)
Noncurrent liabilities	-	-	(196.6)	(185.1)
	$36.4	$215.5	$(207.7)	$(195.5)

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in accumulated other comprehensive income.

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2007	$34.6	$78.2	$1.8	$4.2	$36.4	$82.4
Arising during period:
Net actuarial (gain) loss	(40.5)	1.3	(2.1)	-	(42.6)	1.3
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.5)	-	(.2)	-	(4.7)
Net prior service (cost) benefit	(.5)	.1	-	-	(.5)	.1
December 31, 2007	(6.4)	75.1	(.3)	4.0	(6.7)	79.1

Arising during period:
Net actuarial loss	188.4	3.7	9.9	.2	198.3	3.9
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.4)	-	(.2)	-	(4.6)
Net prior service (cost) benefit	(.3)	.1	-	-	(.3)	.1
Net actuarial loss and net prior service cost for October 1, 2008 – December 31, 2008	(.1)	(1.1)	-	(.1)	(.1)	(1.2)
December 31, 2008	$181.6	$73.4	$9.6	$3.9	$191.2	$77.3

The balances as of December 31 relate primarily to unrecognized actuarial (gains) losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2008 that are expected to be amortized to net periodic benefit cost in 2009 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$14.5	$4.3	$.8	$.2	$15.3	$4.5
Net prior service cost (benefit)	.4	(.1)	-	-	.4	(.1)
	$14.9	$4.2	$.8	$.2	$15.7	$4.4

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $231.6 million and $227.1 million at the 2008 and 2007 measurement dates, respectively.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2008	2007	2006	2008	2007	2006

Service cost	$8.6	$9.1	$9.4	$2.2	$2.3	$2.4
Interest cost	15.9	15.1	14.9	12.0	10.9	10.3
Expected return on plan assets	(39.9)	(36.0)	(34.8)	-	-	(.2)
Recognized net actuarial loss	-	-	.2	4.6	4.7	5.0
Amortization of prior service cost	.3	.5	.5	(.1)	(.1)	(.1)
Net periodic benefit cost (credit)	$(15.1)	$(11.3)	$(9.8)	$18.7	$17.8	$17.4

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007

Discount rate	6.35%	6.25%	6.00%	6.25%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.  The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Such study utilized high quality bonds whose expected cash flows match the timing and amount of future benefit payments of the plans.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.  The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits.  A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension cost by approximately $3 million.

Other assumptions used to determine the health care benefit obligation were as follows:

	2008	2007
Health care cost trend rate	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	7	6

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2008	2007	2006
Health care cost trend rate	9.0%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	6	5	5

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(1.0)
Effect on benefit obligation	18.7	(16.0)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit.  Nicor Gas has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly have reflected the effects of the subsidy in its determination of the benefit obligation and annual net periodic benefit cost.

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

	Target	Percentage of plan assets
Asset category	allocation	2008	2007

Equity securities	69%	70%	69%
Debt securities	31	30	31
	100%	100%	100%

Investments in equity securities are diversified among various mutual funds that are comprised of domestic and international equity securities.  Debt securities are comprised of a mutual fund that is invested in bonds representing a diversity of sectors and maturities.

The company does not expect to contribute to its pension plan in 2009 but does expect to contribute about $12.5 million (before Medicare subsidies) to its other postretirement benefit plan in 2009.  The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2009	$19.9	$12.5	$(1.4)
2010	19.2	13.4	(1.5)
2011	20.0	14.3	(1.6)
2012	21.9	14.9	(1.7)
2013	22.9	15.7	(1.8)
2014-2018	153.7	87.9	(9.6)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses.  These plans are noncontributory with defined benefits.  Net plan expenses were $0.3 million, $0.2 million and zero in 2008, 2007 and 2006, respectively.  The projected benefit obligation associated with these plans was $5.9 million and $6.2 million at December 31, 2008 and 2007, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees.  These plans provide for employer matching contributions.  The total cost of these plans was $7.6 million, $7.2 million and $6.6 million in 2008, 2007 and 2006, respectively.

12.   STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock and  performance units to key executives and managerial employees, as well as a stock deferral plan, an employee stock purchase plan and directors’ stock-based compensation plans.

At December 31, 2008, there was $3.7 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.  The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the years ended December 31 as follows (in millions):
	2008	2007	2006

Operating and maintenance expense	$2.9	$1.7	$3.4
Income tax benefits	1.2	.7	1.4

Cash flows related to stock options for the years ended December 31 were as follows (in millions):

	2008	2007	2006

Proceeds from the exercise of stock options	$1.7	$8.2	$22.6
Associated income tax benefits realized	.1	.9	2.8

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the Consolidated Statements of Capitalization.

Restricted stock.  Restricted stock represents shares of common stock that generally vest based on continued employment at the end of a four-year period.  Vesting can be accelerated due to certain events such as retirement, change in control, death or disability.  The fair value of the restricted stock is determined using the company’s closing stock price on the grant date.  Compensation cost, measured using the grant date fair value adjusted for a historical forfeiture rate, is recognized over the requisite service period.

A summary of the status of the company’s restricted stock and changes during the year ended December 31, 2008 is as follows:

		Weighted-
	Number	average grant-
	of shares	date fair value

Nonvested at January 1, 2008	73,820	$45.48
Granted	61,230	32.92
Forfeited	(2,600)	39.83
Nonvested at December 31, 2008	132,450	39.79

Performance units.  Performance units represent cash payments which are paid out based on a measure of relative total shareholder return.  Performance units are earned at the end of a three-year performance period depending on Nicor’s three-year total shareholder return relative to the performance of other companies in a predetermined utility industry peer group.  Units vest over approximately three years, or upon retirement one year or more after the grant date.  The liability for the performance units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment).  Interim fair values are estimated by discounting probability-weighted expected cash flows.  The company paid $0.4 million, $0.7 million and $0.8 million during the years ended December 31, 2008, 2007 and 2006, respectively, to settle performance unit obligations.

Other.  The company has other stock-based compensation plans, but the impact on net income and earnings per share for the years ended December 31, 2008, 2007 and 2006 is immaterial.

13.   COMMON STOCK

Changes in common shares.  Changes in common shares outstanding are below (in millions):

	2008	2007	2006

Beginning of year	45.1	44.9	44.2
Issued	.1	.2	.7
End of year	45.2	45.1	44.9

Shares issued during 2008, 2007 and 2006 were due primarily to stock option exercises.  There were no repurchases of common stock in 2008, 2007 and 2006 under the common stock repurchase program announced in 2001.

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

Mandatorily redeemable preferred stock.  In 2007, Nicor redeemed 100 shares of 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at a per share redemption price of $43 plus accrued unpaid dividends.  There were 11,581 shares of the 4.48 percent Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2008.

15.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates in two separately managed reportable business segments:  gas distribution and shipping.  The gas distribution segment, Nicor’s principal business, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region.  The shipping segment also includes amounts related to cargo insurance coverage sold to its customers and other third parties.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2008	2007	2006

Bundled sales	$2,789.5	$2,265.2	$2,087.8
Transportation	187.1	155.9	158.8
Revenue taxes	174.0	149.6	147.7
Other	56.3	56.8	58.0
	$3,206.9	$2,627.5	$2,452.3

The shipping segment’s vessels are under foreign registry, and its containers are considered instruments of international trade.  Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the U.S. dollar.  In connection with the company’s reorganization of certain shipping and related operations in 2006, the shipping segment recorded $4.2 million in current income tax expense and recognized a $1.8 million net income tax charge associated with the elimination of certain deferred income taxes.

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

Nicor management evaluates segment performance based on operating income.  Intercompany billing for goods and services exchanged between segments is based generally upon direct and indirect costs incurred, but in some instances is based upon the prevailing tariff or market-based price of the provider.

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

Operating income in the “Corporate and eliminations” column includes the following items:

•
Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather in 2008 and recorded in corporate and eliminations was $6.2 million.  In 2006, benefits associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer than normal weather and recorded in corporate and eliminations was $9.5 million.  In 2007, there was no material weather impact related to other energy ventures’ utility-bill management contracts.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

•
Legal cost recoveries of $3.1 million were recorded in corporate and eliminations in 2008.  The total recovery (from a counterparty with whom Nicor previously did business during the PBR timeframe) was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

•
Insurance recoveries of $5.2 million in 2006.  The insurance recoveries related to previously incurred legal expenses associated with securities class actions and shareholder derivative lawsuits settled in prior years.

•	A $10 million charge (non-deductible for tax purposes) in 2006 relating to a settlement with the SEC of claims of securities law violations relating to the PBR plan.
•
Income tax benefits in 2006 which include a net income tax benefit of $7.0 million from the elimination of certain deferred income taxes associated with the reorganization of certain shipping and related operations in 2006 and $0.5 million in current income tax expense related to the repatriation of foreign earnings in 2005.

Financial data by business segment is as follows (in millions):

Nicor Inc.

			Other	Corporate
	Gas		energy	and
	distribution	Shipping	ventures	eliminations	Consolidated

Operating revenues
2008
External customers	$3,135.8	$425.2	$215.6	$-	$3,776.6
Intersegment	71.1	-	14.7	(85.8)	-
	3,206.9	425.2	230.3	(85.8)	3,776.6
2007
External customers	2,557.4	403.9	215.0	-	3,176.3
Intersegment	70.1	-	29.5	(99.6)	-
	2,627.5	403.9	244.5	(99.6)	3,176.3
2006
External customers	2,370.9	398.3	190.8	-	2,960.0
Intersegment	81.4	-	25.1	(106.5)	-
	2,452.3	398.3	215.9	(106.5)	2,960.0

Operating income (loss)
2008	$124.4	$39.3	$25.3	$(4.0)	$185.0
2007	128.7	45.4	34.0	(1.6)	206.5
2006	123.9	47.5	26.6	4.5	202.5

Equity investment income (loss), net
2008	$(.1)	$-	$4.7	$4.8	$9.4
2007	(.1)	-	3.5	2.9	6.3
2006	(.1)	-	7.1	4.1	11.1

Interest income
2008	$5.5	$1.8	$1.1	$.4	$8.8
2007	5.3	2.1	1.3	.1	8.8
2006	6.3	1.1	1.3	.3	9.0

Other income (expense), net
2008	$.6	$.1	$.1	$(.1)	$.7
2007	.5	.2	.1	(.2)	.6
2006	.6	.2	.1	(.3)	.6

Interest expense, net of amounts capitalized
2008	$39.8	$-	$1.3	$(1.0)	$40.1
2007	34.0	.6	1.8	1.5	37.9
2006	44.3	2.3	2.5	-	49.1

Income tax expense (benefit), net
2008	$31.0	$6.2	$11.6	$(4.5)	$44.3
2007	34.2	3.5	14.1	(2.7)	49.1
2006	27.8	9.0	12.9	(3.9)	45.8

Property, plant and equipment, net
2008	$2,723.5	$121.2	$14.2	$(.3)	$2,858.6
2007	2,624.1	120.0	13.7	(.5)	2,757.3
2006	2,580.7	121.3	13.2	(.5)	2,714.7

Capital expenditures
2008	$229.4	$16.3	$4.0	$.2	$249.9
2007	159.0	14.5	3.9	(.1)	177.3
2006	164.5	16.9	5.9	(.2)	187.1

Depreciation
2008	$170.9	$15.4	$3.6	$(.1)	$189.8
2007	165.6	15.4	3.4	(.2)	184.2
2006	160.1	15.7	2.3	-	178.1

16.   EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2008	2007	2006

Triton	$6.4	$5.1	$5.8
Adkins Energy	-	-	3.8
Horizon Pipeline	1.5	1.6	1.8
EN Engineering	3.2	1.9	1.5
Affordable housing investments	(1.7)	(2.3)	(1.8)
	$9.4	$6.3	$11.1

Included in equity investment income from Adkins Energy for 2006 is the sale of the investment, which resulted in a $2.4 million gain.

In 2008, 2007 and 2006, Nicor received dividends from equity investees of $16.0 million, $12.3 million and $7.4 million, respectively.

17.   RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.3 million for each of the years ended December 31, 2008, 2007 and 2006 for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering charged Nicor Gas $7.2 million, $4.8 million and $4.2 million for engineering and corrosion services rendered for 2008, 2007 and 2006, respectively.  A majority of the work performed by EN Engineering is capital in nature, and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

18.   COMMITMENTS

At December 31, 2008, Nicor had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2009	$25.2	$23.8	$.2
2010	12.1	10.5	.1
2011	12.1	7.5	.1
2012	5.6	5.3	-
2013	3.1	2.1	-
After 2013	-	13.0	.6
	$58.1	$62.2	$1.0

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases.  Operating leases are primarily for vessels, containers and equipment in the shipping segment, office space and equipment in the gas distribution segment and office space for the other energy ventures.

Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $41.7 million, $41.3 million and $41.7 million in 2008, 2007 and 2006, respectively.

Other long-term obligations consist primarily of redeemable preferred stock.

19.   RATE PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

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

On February 9, 2009, the ALJs’ proposed order was issued recommending an increase in base revenues of approximately $68.8 million, a rate of return on rate base of 7.57 percent and a rate of return on equity of 10.17 percent.  The proposed order also includes approval of a volume balancing rider that would adjust rates to recover fixed costs and an energy efficiency rider that would fund energy efficiency programs.

Nicor Gas and other parties to the proceeding will have the opportunity to file written briefs to identify points where they agree or disagree with the proposed order.  After considering these briefs, the ALJs may modify the proposed order before submitting it as their recommendation to the ICC commissioners.  The ICC commissioners will then make the final decision on Nicor Gas' rate increase request and that decision may differ from the ALJs' recommendation.  That final decision is expected to be issued no later than March 25, 2009.  New rates would be effective prospectively.

20.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $10 million at December 31, 2008.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide, over a period of one to fifteen years, for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $7.1 million, $6.6 million and $6.2 million were incurred in 2008, 2007 and 2006, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 21 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs issued a ruling denying CUB and CCSAO’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of December 31, 2008, Nicor Gas had remaining an estimated liability of $2.5 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information. Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2008, the company had recorded a liability in connection with these matters of $21.4 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site. These lawsuits sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various cleanup activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against a previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008.  In accordance with ICC authorization, the company expects to recover costs of such settlements from its customers, subject to an annual prudence review.

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

Other.  In 2006, Nicor received a payment of $5.2 million from insurance carriers as reimbursement of legal defense costs in connection with securities class actions and shareholder derivative suits that were settled in 2004 and 2005.  This payment has been recorded in “Other corporate expenses and eliminations” in the Consolidated Statements of Operations for 2006.

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

22.   QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$1,595.7	$699.8	$440.3	$1,040.8
Operating income	63.2	40.6	9.3	71.9
Net income	41.4	28.9	1.3	47.9
Earnings per average share of common stock
Basic	.92	.64	.03	1.06
Diluted	.91	.64	.03	1.05

2007
Operating revenues	$1,334.7	$556.9	$365.2	$919.5
Operating income	76.6	29.9	22.8	77.2
Net income	47.2	18.0	14.5	55.5
Earnings per average share of common stock
Basic	1.05	.40	.32	1.23
Diluted	1.04	.40	.32	1.22

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  These disclosure controls and procedures are designed so that required information is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

Information about the audit committee financial expert is contained under the Audit Committee Report section in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference.  Executive officers of the company are elected annually by the Board of Directors.

In addition, security ownership information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

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

Information on executive compensation is contained under the Executive Compensation and Director Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	640,823	$36.30	2,154,818 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	640,823	$36.30	2,154,818

(1)
This number includes 365,543 shares issuable under the 1997 Long-Term Incentive Plan, as amended.  These shares can be used for awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.  Also included are 387,525 shares issuable under the Nicor Employee Stock Purchase Plan.  The remaining 1,401,750 shares are issuable under the 2006 Long-Term Incentive Program.  These shares can be used for restricted stock, stock options and performance award units, including awards under the Stock Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions is contained under the Transactions with Related Persons and Director Independence sections in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information on principal accounting fees and services is contained under the Principal Accounting Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 11, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	40
II	Valuation and Qualifying Accounts	80

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2008

Allowance for doubtful accounts receivable	$35.1	$74.1	$-		$64.3	(a)	$44.9

Accrued mercury-related costs	2.8	.6	-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-	19.8	(c)	13.6	(b)	21.4

2007

Allowance for doubtful accounts receivable	$33.4	$57.6	$-		$55.9	(a)	$35.1

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

2006

Allowance for doubtful accounts receivable	$31.5	$41.7	$-		$39.8	(a)	$33.4

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

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

Nicor Inc.

Date February 25, 2009		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

NORMAN R BOBINS*		Director

BRENDA J. GAINES*		Director

RAYMOND A. JEAN*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

ARMANDO J. OLIVERA*		Director

JOHN RAU*		Director

JOHN C. STALEY*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

Exhibit Index

Exhibit
Number		Description of Document

3.01	*
Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.1.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

4.01	*
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

4.05	*
Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas, Exhibit 4.01.)

4.06	*
Supplemental Indenture, dated December 1, 2003, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7297, Form 10-K for 2003, Nicor Inc., Exhibit 4.10.)

4.07	*
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

4.09	*
Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7297, Form 10-K for 2006, Nicor Inc., Exhibit 4.11.)

4.10	*
Supplemental Indenture, dated August 1, 2008, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated January 1, 1954. (File No. 1-7297, Form 10-Q for September 30, 2008, Nicor Inc., Exhibit 4.01.)

Exhibit
Number		Description of Document

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*
First Amendment to Agreements Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements for Officers and Directors.  (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.04.)

10.03	*	Nicor Capital Accumulation Plan (as amended and restated effective as of January 1, 2008). (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 10.2.)

10.04	*
Amendment Restating 1984 and 1985 Nicor Capital Accumulation Plan Participation Agreements among Nicor Inc., Birdsall Inc. and John H. Birdsall III. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 10.1.)

10.05		Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008).

10.06	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.07	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.08	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.09	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.10	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.11	*	Amendment to Nicor Inc. Stock Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.4.)

10.12	*	Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.3.)

10.13	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.14	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

Exhibit
Number		Description of Document

10.15	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.5.)

10.16	*	Fourth Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.7.)

10.17	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

10.18	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.02.)

10.19	*	Deferred Restricted Stock Agreement under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.1.)

10.20	*	Restricted Stock Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.2.)

10.21	*	Non-Qualified Stock Option Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.10.)

10.22	*	2006 Long Term Incentive Plan (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc., Exhibit 10.01.)

10.23	*	First Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.8.)

10.24	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.3.)

10.25	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.3.)

10.26	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.2.)

10.27	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.2.)

10.28	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.1.)

10.29	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.1.)

10.30	*	First Amendment to Restricted Stock Unit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-Q for September 30, 2008, Nicor Inc., Exhibit 10.03.)

Exhibit
Number		Description of Document

10.31	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.32	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.33	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.34	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.35	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

10.36	*	First Amendment to the Nicor Inc. Salary Deferral Plan. (File No. 1-7297, Form 10-K for 2005, Nicor Inc., Exhibit 10.46.)

10.37	*	Amendment to Nicor Inc. Salary Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.2.)

10.38	*	Nicor Inc. Salary Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.1.)

10.39	*	Supplemental Retirement Benefit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.40	*	Amended and Restated Supplemental Retirement Benefit Plan Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.9.)

10.41	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.42	*	Amendment to Nicor Inc. Supplemental Senior Officer Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.6.)

10.43	*
Nicor Inc. Supplemental Senior Officer Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.5.)

10.44	*	2005 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.03.)

10.45	*	2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.4.)

Exhibit
Number		Description of Document

10.46	*	2007 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.4.)

10.47	*	2008 Long Term Incentive Program. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.3.)

10.48	*	2007 Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.1.)

10.49	*	2007 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 8-K for February 28, 2007, Nicor Inc., Exhibit 10.2.)

10.50		2008 Nicor Annual Incentive Compensation Plan for Officers.

10.51		2008 Nicor Gas Annual Incentive Compensation Plan for Officers.

10.52	*	Letter Agreement between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.5.)

10.53	*	Nicor Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.02.)

10.54		First Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan.

10.55		Second Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan.

10.56	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.01.)

10.57		First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.58		Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.59	*	Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.03.)

10.60	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.1.)

10.61	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.2.)

10.62	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Daniel R. Dodge. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.3.)

Exhibit
Number		Description of Document

10.63	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Paul C. Gracey, Jr. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.4.)

10.64	*
Amended and Restated Change-in-Control Agreement dated as of February 7, 2008 between Tropical Shipping and Construction Company Limited and Rick Murrell. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.65.)

10.65	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Claudia J. Colalillo. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.5.)

10.66	*	Tropical Shipping Company Long-Term Performance Incentive Plan dated as of January 1, 1995. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.66.)

10.67	*	Tropical Shipping Company Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.4.)

10.68	*	The Tropical Companies U.S./Satellites/Vessels Incentive Compensation Plan dated as of May 1, 2007. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.67.)

10.69	*	Tropical Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.5.)

10.70	*	Birdsall, Inc. Supplementary Savings Plan. (File No. 1-7297, Form 8-K for October 16, 2008, Nicor Inc., Exhibit 10.1.)

10.71	*	Nicor Claims and Procedures for Nonqualified Plans. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.10.)

10.72	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.03.)

10.73	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7297, Form 10-Q for September 20, 2006, Nicor Inc., Exhibit 10.02.)

10.74	*	9-Month Credit Agreement Dated as of August 11, 2008. (File No. 1-7297, Form 10-Q for September 30, 2008, Nicor Inc., Exhibit 10.01.)

10.75	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.11.)

10.76	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.12.)

10.77	*	Amendment No. 2 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.13.)

Exhibit
Number	Description of Document

10.78	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.14.)

10.79	*	Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 99.01.)

10.80	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.64.)

21.01		Subsidiaries.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.