Form 10-Q
period 2009-03-31
NICOR INC
filed 2009-05-01
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]   No [   ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at April 24, 2009, were 45,214,530 shares.

i

Glossary

ALJs.  Administrative Law Judges.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

EN Engineering.  EN Engineering, L.L.C., a 50-percent-owned joint venture that provides engineering and consulting services that was sold on March 31, 2009.

FASB.  Financial Accounting Standards Board.

FIN.  FASB Interpretation.

FSP.  FASB Staff Position.

GSA.  General Services Administration, a governmental agency of the United States.

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

Nicor Services.  Nicor Energy Services Company, a wholly owned business that provides move connection services for other utilities and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

ii

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2009	2008
Operating revenues
Gas distribution (includes revenue taxes of $74.7 and $80.3, respectively)	$984.0	$1,464.2
Shipping	89.4	97.7
Other energy ventures	77.1	70.2
Corporate and eliminations	(39.7)	(36.4)
Total operating revenues	1,110.8	1,595.7

Operating expenses
Gas distribution
Cost of gas	716.4	1,186.7
Operating and maintenance	90.6	88.6
Depreciation	44.4	42.8
Taxes, other than income taxes	78.8	83.8
Shipping	82.8	93.8
Other energy ventures	74.5	69.2
Other corporate expenses and eliminations	(36.6)	(32.4)
Total operating expenses	1,050.9	1,532.5

Operating income	59.9	63.2
Interest expense, net of amounts capitalized	9.3	10.6
Equity investment income, net	11.7	1.5
Interest income	.6	1.3
Other income, net	.2	-
Income before income taxes	63.1	55.4
Income tax expense, net of benefits	19.3	14.0
Net income	$43.8	$41.4

Average shares of common stock outstanding
Basic	45.4	45.3
Diluted	45.4	45.3

Earnings per average share of common stock
Basic	$.97	$.92
Diluted	.96	.91

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Three months ended
	March 31
	2009	2008

Operating activities
Net income	$43.8	$41.4
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	49.0	47.4
Deferred income tax expense (benefit)	3.2	(1.5)
Gain on sale of equity investment	(10.1)	-
Changes in assets and liabilities:
Receivables, less allowances	99.3	(265.0)
Gas in storage	188.1	113.6
Deferred/accrued gas costs	(.5)	13.0
Derivative instruments	63.6	(97.1)
Margin accounts - derivative instruments	(73.4)	48.9
Other assets	17.1	(25.3)
Accounts payable and customer credit balances and deposits	(210.7)	(88.3)
Temporary LIFO inventory liquidation	197.1	559.0
Other liabilities	(1.2)	38.5
Other items	6.8	13.7
Net cash flow provided from operating activities	372.1	398.3

Investing activities
Additions to property, plant & equipment	(51.2)	(46.5)
Proceeds from maturities of held-to-maturity securities	.6	-
Net decrease in other short-term investments	1.7	.6
Proceeds from sale of equity investment	13.0	-
Other investing activities	-	2.6
Net cash flow used for investing activities	(35.9)	(43.3)

Financing activities
Repayments of long-term debt	(50.0)	-
Net repayments of commercial paper	(255.9)	(341.0)
Dividends paid	(21.1)	(21.1)
Borrowing against cash surrender value of life insurance policies	3.4	-
Repayment of loan against cash surrender value of life insurance policies	-	(11.2)
Other financing activities	-	(.1)
Net cash flow used for financing activities	(323.6)	(373.4)

Net increase (decrease) in cash and cash equivalents	12.6	(18.4)

Cash and cash equivalents, beginning of period	26.0	42.8

Cash and cash equivalents, end of period	$38.6	$24.4

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2009	2008	2008
Assets
Current assets
Cash and cash equivalents	$38.6	$26.0	$24.4
Short-term investments	67.8	69.5	48.5
Receivables, less allowances of $52.8, $44.9 and $53.0, respectively	590.8	690.1	906.5
Gas in storage	20.4	208.5	40.4
Derivative instruments	61.2	49.7	125.0
Margin accounts - derivative instruments	191.4	134.4	8.5
Other	128.1	160.7	94.2
Total current assets	1,098.3	1,338.9	1,247.5

Property, plant and equipment, at cost
Gas distribution	4,488.6	4,460.6	4,305.5
Shipping	322.9	315.1	311.6
Other	27.5	26.7	23.8
	4,839.0	4,802.4	4,640.9
Less accumulated depreciation	1,969.5	1,943.8	1,881.3
Total property, plant and equipment, net	2,869.5	2,858.6	2,759.6

Pension benefits	36.5	36.4	219.3
Long-term investments	130.2	136.8	142.6
Other assets	442.5	413.3	152.9

Total assets	$4,577.0	$4,784.0	$4,521.9

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$50.0	$125.0
Short-term debt	484.0	739.9	28.0
Accounts payable	259.4	411.3	441.2
Customer credit balances and deposits	128.5	187.3	133.2
Temporary LIFO inventory liquidation	197.1	-	559.0
Derivative instruments	219.1	167.3	30.0
Other	114.4	112.2	239.3
Total current liabilities	1,402.5	1,668.0	1,555.7

Deferred credits and other liabilities
Regulatory asset retirement cost liability	763.2	751.7	730.4
Deferred income taxes	399.8	400.0	402.8
Health care and other postretirement benefits	197.0	196.6	185.4
Asset retirement obligation	186.9	185.0	178.7
Other	177.3	161.0	123.7
Total deferred credits and other liabilities	1,724.2	1,694.3	1,621.0

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	448.1	448.0	372.8
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	448.7	448.6	373.4

Common equity
Common stock	113.0	113.0	112.8
Paid-in capital	51.4	49.5	45.9
Retained earnings	852.9	830.3	815.8
Accumulated other comprehensive loss, net	(15.7)	(19.7)	(2.7)
Total common equity	1,001.6	973.1	971.8

Total capitalization	1,450.3	1,421.7	1,345.2

Total liabilities and capitalization	$4,577.0	$4,784.0	$4,521.9

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2008 Annual Report on Form 10-K.

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

Gas in storage.  Gas distribution segment inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2009 is expected to be restored prior to year-end.

Nicor Enerchange inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In 2009, Nicor Enerchange recorded a charge of $2.8 million in the first quarter resulting from a lower of cost or market valuation.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2009	2008	2008
Regulatory assets
Regulatory postretirement asset – current	$23.3	$23.3	$5.2
Regulatory postretirement asset – noncurrent	227.5	232.3	63.1
Deferred gas costs – current	15.4	31.5	-
Deferred gas costs – noncurrent	39.1	22.5	-
Deferred environmental costs	15.0	19.5	7.0
Unamortized losses on reacquired debt	15.1	15.4	16.2
Other	14.7	6.2	3.4
	$350.1	$350.7	$94.9

Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	763.2	751.7	730.4
Accrued gas costs	-	-	63.1
Regulatory income tax liability	45.5	46.3	48.8
Other	.8	.8	4.5
	$824.5	$813.8	$854.8

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

Goodwill.  Tropical Shipping had goodwill of $19.0 million, $19.0 million and $15.6 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The increase in goodwill since March 31, 2008 is due to the acquisition of the assets of Caribtran, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the Caribbean and Central America.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2009 and 2008 were $73.6 million and $78.9 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

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

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in current period earnings as operating and maintenance expense.

Nicor Enerchange.  Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are held by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, for trading purposes.  Certain of these derivative instruments are used to economically hedge price risk associated with inventories of natural gas, fixed-price purchase and sale agreements and other future natural gas commitments.  Nicor Enerchange records such derivative instruments at fair value and generally does not elect hedge accounting.  As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements.  Other derivative instruments are used by Nicor Enerchange to hedge price risks related to certain utility-bill management products.  These derivative instruments are carried at fair value and cash flow hedge accounting may or may not be elected.

Nicor Inc.  For derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003, the amount deferred in accumulated other comprehensive income is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  In 2008, Nicor elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertained to fair value measurements for business combinations, impairment testing of goodwill and other intangible assets, as well as asset retirement obligations.  The effect of adopting SFAS No. 157, in its entirety, was not material to Nicor’s results of operations or financial condition.

4.	SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $484.0 million, $739.9 million and $28.0 million of commercial paper borrowings outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

The company believes it is in compliance with all debt covenants.

5.         INCOME TAXES

The effective income tax rate for the three months ended March 31, 2009 increased to 30.6 percent from 25.3 percent in the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted annual undistributed foreign earnings and lower forecasted tax credits.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2009 and 2008, income tax expense has not been provided on approximately $5 million and $1 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.  As of March 31, 2009, Nicor has not recorded deferred income taxes of approximately $53 million on approximately $151 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The company has approximately $6 million of net interest receivable accrued at March 31, 2009 compared with $9 million of interest receivable as of December 31, 2008.  The change is due primarily to the settlement of interest in the first quarter of 2009 related to a state income tax matter.

The balance of unamortized investment tax credits at March 31, 2009, December 31, 2008 and March 31, 2008 was $25.4 million, $26.0 million and $26.9 million, respectively.

6.         ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $89.7 million, $199.1 million and $237.0 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.         FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the tables below categorize those fair values across the three levels (in millions):
	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2009
Assets
Money market funds	$90.2	$-	$-	$90.2
Derivatives	35.1	20.4	17.0	72.5
Total	$125.3	$20.4	$17.0	$162.7

Liabilities
Derivatives	$225.1	$42.0	$1.3	$268.4

December 31, 2008
Assets
Money market funds	$81.2	$-	$-	$81.2
Derivatives	33.8	21.7	8.5	64.0
Total	$115.0	$21.7	$8.5	$145.2

Liabilities
Derivatives	$161.4	$28.0	$6.9	$196.3

March 31, 2008
Assets
Money market funds	$63.1	$-	$-	$63.1
Derivatives	81.3	35.8	11.0	128.1
Total	$144.4	$35.8	$11.0	$191.2

Liabilities
Derivatives	$20.7	$7.7	$1.7	$30.1

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances for the three months ended March 31 (in millions):

	2009	2008

Beginning of Period	$1.6	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(.1)	5.9
Included in net income	9.4	2.5
Settlements, net of purchases	1.1	(7.2)
Transfers in and/or out of Level 3	3.7	(.1)
End of period	$15.7	$9.3

Net realized/unrealized gains (losses) included in net income relating to derivatives still held at March 31	$9.3	$2.5

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$191.4	$134.4	$8.5
Other – noncurrent	45.7	29.3	-

Liabilities
Other – current	$-	$.1	$28.6

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2009 was $450 million and at December 31, 2008 and March 31, 2008 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $453 million at March 31, 2009, $520 million at December 31, 2008 and $510 million at March 31, 2008.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of March 31, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Asset derivatives		Liability derivatives
	Location	Fair value	Location	Fair value

Commodity derivatives designated as hedging instruments under SFAS No. 133
Current	Derivative instruments	$-	Derivative instruments	$6.1
Noncurrent	Other	-	Other	.5
Total		$-		$6.6

Commodity derivatives not designated as hedging instruments under SFAS No. 133
Current	Derivative instruments	$61.2	Derivative instruments	$213.0
Noncurrent	Other	11.3	Other	48.8
Total		$72.5		$261.8

The net fair value of commodity derivatives relates largely to Nicor Gas. The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers.

Volumes.  As of March 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 75 Bcf to hedge natural gas purchases for customer use, with hedges spanning approximately three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 0.4 Bcf as of March 31, 2009.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but are not directly impacted by changes in commodity prices.

Income statement – cash flow hedges.  Derivatives designated as a cash flow hedge relate to purchases of natural gas for Nicor Gas company use, risk management activities associated with the utility-bill management products, and hedges of anticipated fixed-rate debt issuances.  For the three months ended March 31, 2009, cash flow hedges affected accumulated other comprehensive income and income as shown in the following table (in millions):

Cash flow hedging relationships	Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)		Pretax gain (loss) recognized in income (Ineffective portion)

Commodity contracts – Nicor Gas	$(3.9)	Operating and maintenance	$	(4.5)	$-

Commodity contracts – other energy ventures	(2.6)	Operating revenues		(8.3)	.2

Interest rate contracts	-	Interest expense		(.1)	-
Total	$(6.5)			$(12.9)	$.2

As of March 31, 2009, the time horizon of cash flow hedges for Nicor Gas company use and utility-bill management products sold by Nicor’s other energy ventures extends to as long as 20 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at March 31, 2009 was $7.1 million (or $4.3 million after taxes), of which $6.6 million (or $4.0 million after taxes) is expected to be reclassified to earnings within the next 12 months.  For interest rate hedges, the amounts deferred in accumulated other comprehensive income are being amortized to interest expense on a straight-line basis over the remaining life of the hedged bonds.  The total pretax loss deferred in accumulated other comprehensive income at March 31, 2009, was $6.0 million (or $3.6 million after taxes), of which $0.2 million (or $0.1 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility to the extent that derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, and by Nicor Gas, to purchase gas for company use, are not designated as hedging instruments.  For the three months ended March 31, 2009, these pretax earnings effects are summarized in the table below (in millions):

Derivatives not designated as hedging instruments under SFAS No. 133	Location	Net gain (loss) recognized in income

Commodity contracts – other energy ventures	Operating revenues	$(.8)
Commodity contracts – Nicor Gas	Operating and maintenance	(1.7)
		$(2.5)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $117.1 million were recognized in regulatory assets for the three months ended March 31, 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $38 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $37 million.

Concentrations of credit risk.  In instances in which the company holds an uncollateralized net asset per an over-the-counter derivative contract, there is potential credit risk in the event the counterparty defaults on a settlement or fails to perform under the agreed-upon terms.  To manage this credit risk, the company maintains prudent credit policies to determine and monitor the creditworthiness of counterparties, seeks guarantees or collateral, in the form of cash or letters of credit, acquires credit insurance in certain instances and limits its exposure to any one counterparty.  The company also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended March 31
Service cost	$2.2	$2.1	$.6	$.5
Interest cost	4.1	4.0	3.0	3.0
Expected return on plan assets	(6.3)	(10.0)	-	-
Recognized net actuarial loss	3.8	-	1.1	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$3.9	$(3.8)	$4.7	$4.7

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

10.	EQUITY INVESTMENT INCOME, NET

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price is $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.  Equity investment income also includes investment income from Triton of $1.2 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.  Nicor received cash distributions from equity investees for the three months ended March 31, 2009 and 2008 of $2.8 million and $3.3 million, respectively.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended
	March 31
	2009	2008

Net income	$43.8	$41.4
Other comprehensive income, after tax	4.0	5.2
Total comprehensive income	$47.8	$46.6

Other comprehensive income consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

12.      BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Three months ended March 31, 2009
Operating revenues
External customers	$964.8	$89.4	$56.6	$-	$1,110.8
Intersegment	19.2	-	20.5	(39.7)	-
	$984.0	$89.4	$77.1	$(39.7)	$1,110.8

Operating income (loss)	$53.8	$6.6	$2.6	$(3.1)	$59.9

Three months ended March 31, 2008
Operating revenues
External customers	$1,432.7	$97.7	$65.3	$-	$1,595.7
Intersegment	31.5	-	4.9	(36.4)	-
	$1,464.2	$97.7	$70.2	$(36.4)	$1,595.7

Operating income (loss)	$62.3	$3.9	$1.0	$(4.0)	$63.2

The majority of intersegment revenues represent revenues related to customers entering into utility-bill management contracts with Nicor Solutions.  Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas.  Intersegment revenues are eliminated in the Condensed Consolidated Financial Statements.

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather for the three months ended March 31, 2009 and 2008 were $2.6 million and $3.8 million, respectively.  This cost is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

13.      RATE  PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity. The increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas proposed some new rate adjustment mechanisms.  These included mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included were a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

On March 25, 2009, the ICC issued an order approving an increase in base revenues of $69.0 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed its new rates into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC to appeal the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  The ICC has until May 14, 2009 to either grant or deny the requests for rehearing.  Any further changes in rates as a result of rehearing would be effective prospectively.

14.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $13 million at March 31, 2009.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide, over a period of one to fifteen years, for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.9 million and $1.7 million were incurred in the three months ended March 31, 2009 and 2008, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 15 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company.  There is generally no limitation as to the amount.  In 2007, the SEC filed a civil injunctive action against three former officers of Nicor relating to the PBR Plan.  Defense costs that are being incurred by these former officers in connection with the SEC action currently are being tendered to, and paid by, the company’s insurer.  While the company does not expect to incur significant costs relating to the indemnification of present and former directors, officers and employees after taking into account available insurance, it is not possible to estimate the maximum future potential payments.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of March 31, 2009, Nicor Gas had remaining an estimated liability of $2.4 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2009, the company had recorded a liability in connection with these matters of $20.1 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  The company believes that the USEPA and the Illinois Attorney General have concluded their investigations and does not expect either agency to assess fines to, or pursue any enforcement actions, against Nicor Gas with respect to this matter.

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  In April 2009, a purported class action lawsuit was filed against Nicor Gas in state court in Cook County, Illinois on behalf of customers who have been charged a municipal utility tax by the company but who are not residents of the taxing municipality.  The lawsuit asserts claims under the Illinois Consumer Fraud Act and the Illinois Public Utilities Act and for unjust enrichment, and seeks actual and punitive damages and an injunction.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor 2008 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):
	Three months ended
	March 31
	2009	2008

Net income	$43.8	$41.4

Diluted earnings per common share	$.96	$.91

Comparisons of the three months ended results reflect lower operating income in the company’s gas distribution business and a higher effective income tax rate in 2009, partially offset by higher operating income in the company’s shipping and other energy-related businesses, higher corporate operating results and higher equity investment income.

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity. The increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas proposed some new rate adjustment mechanisms.  These included mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included were a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

On March 25, 2009, the ICC issued an order approving an increase in base revenues of $69.0 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed its new rates into effect on April 3, 2009.  As a result of the new rates, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million.

On April 24, 2009, the company filed a request for rehearing with the ICC to appeal the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy

Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  The ICC has until May 14, 2009 to either grant or deny the requests for rehearing.  Any further changes in rates as a result of rehearing would be effective prospectively.

Capital market environment.  The volatility in the capital markets during 2008 and 2009 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) declined as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) are being amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in gas distribution operating and maintenance expense, net of any amounts charged to affiliates.  The company does not expect to make any contributions to the pension plan in 2009.  However, if market values of the pension plan assets continue to significantly decline, the company may be required to make future contributions.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):
	Three months ended
	March 31
	2009	2008

Gas distribution	$53.8	$62.3
Shipping	6.6	3.9
Other energy ventures	2.6	1.0
Corporate and eliminations	(3.1)	(4.0)
	$59.9	$63.2

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income decreased $8.5 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower gas distribution margin ($4.6 million decrease), higher operating and maintenance expense ($2.0 million increase) and higher depreciation expense ($1.6 million increase).

•
Shipping operating income increased $2.7 million for the three months ended March 31, 2009 compared to the prior year due to lower operating costs ($11.0 million decrease), which were partially offset by lower operating revenues ($8.3 million decrease).   Operating costs were lower due primarily to lower transportation-related costs ($8.4 million decrease, largely attributable to lower fuel prices and lower volumes shipped), employee-related costs ($1.0 million decrease) and charter costs ($1.0 million decrease).  Operating revenues were lower due to lower volumes shipped ($11.0 million decrease), partially offset by higher average rates ($2.7 million increase).

•
Nicor’s other energy ventures operating income increased $1.6 million for the three months ended March 31, 2009 compared to the prior year due to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($4.5 million increase), partially offset by lower operating results at Nicor’s energy-related products and services businesses ($2.5 million decrease).  Higher operating income at Nicor Enerchange was due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and favorable costing of physical sales activity, partially offset by lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower operating results at Nicor’s energy-related products and services businesses were due to higher operating expenses ($4.8 million increase), partially offset by higher operating revenues ($2.3 million increase).

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

•
Corporate and eliminations operating results increased $0.9 million for the three months ended March 31, 2009 compared to the prior year due to lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($1.2 million decrease).  The company recorded $2.6 million of costs in the current year compared to $3.8 million of costs recorded in the prior year.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended
	March 31
	2009	2008

Gas distribution	$984.0	$1,464.2
Shipping	89.4	97.7
Other energy ventures	77.1	70.2
Corporate and eliminations	(39.7)	(36.4)
	$1,110.8	$1,595.7

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues decreased $480.2 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $365 million decrease), warmer weather (approximately $55 million decrease) and lower demand unrelated to weather (approximately $45 million decrease).

Shipping segment operating revenues decreased $8.3 million for the three months ended March 31, 2009 compared to the prior year due to lower volumes shipped ($11.0 million decrease), partially offset by higher average rates ($2.7 million increase).  Higher average rates were attributable to general rate increases, partially offset by lower cost-recovery surcharges for fuel.  Volumes shipped were adversely impacted by the economic slowdown.  During the second quarter of 2008, Tropical Shipping completed an acquisition of the assets of Caribtran, Inc., which is expected to add approximately 4 percent to expected shipping revenues on an annual basis.

Nicor’s other energy ventures operating revenues increased $6.9 million for the three months ended March 31, 2009 compared to the prior year due primarily to higher operating revenues at Nicor Enerchange ($4.5 million increase) and at Nicor’s energy-related products and services businesses ($2.3 million increase).  Higher operating revenues at Nicor Enerchange were due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and favorable costing of physical sales activity, partially offset by lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Higher operating revenues at Nicor’s energy-related products and services businesses were attributable to higher average contract volumes and higher average revenue per utility-bill management contract.

Corporate and eliminations reflects primarily the elimination of revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended
	March 31
	2009	2008

Gas distribution revenues	$984.0	$1,464.2
Cost of gas	(716.4)	(1,186.7)
Revenue tax expense	(73.6)	(78.9)
Gas distribution margin	$194.0	$198.6

Gas distribution margin decreased $4.6 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower demand unrelated to weather (approximately $4 million decrease) and warmer weather (approximately $2 million decrease), partially offset by the impact of customer interest (approximately $3 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $2.0 million for the three months ended March 31, 2009 compared to the prior year due to higher payroll and benefit-related costs ($7.2 million increase, of which $5.4 million relates to higher pension expense, net of capitalization), partially offset by lower bad debt expense ($5.1 million decrease due to lower revenues attributable principally to lower natural gas prices).

Shipping operating expenses.  Shipping segment operating expenses decreased $11.0 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower transportation-related costs ($8.4 million decrease, largely attributable to lower fuel prices and lower volumes shipped), employee-related costs ($1.0 million decrease) and charter costs ($1.0 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses increased $5.3 million for the three months ended March 31, 2009 compared to the prior year due primarily to an increase in operating expenses at Nicor’s energy-related products and services businesses ($4.8 million increase).  The increase in operating expenses at Nicor’s energy-related products and services businesses was due primarily to higher average contract volumes and higher average cost per utility-bill management contract.

Interest expense.  Interest expense decreased $1.3 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower average interest rates, partially offset by higher average borrowing levels.

Net equity investment income.  Net equity investment income increased $10.2 million for the three months ended March 31, 2009 compared to the prior year.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering and recognized a gain on the sale of $10.1 million.

Interest income.  Interest income decreased $0.7 million for the three months ended March 31, 2009 compared to the prior year due primarily to the impact of lower average interest rates, partially offset by higher average investment balances.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2009 and 2008, income tax expense has not been provided on approximately $5 million and $1 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore.  As of March 31, 2009, Nicor has not recorded deferred income taxes of approximately $53 million on approximately $151 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the three months ended March 31, 2009 increased to 30.6 percent from 25.3 percent in the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted undistributed foreign earnings and lower forecasted tax credits.

Nicor Inc.
Gas Distribution Statistics

	Three months ended
	March 31
	2009	2008
Operating revenues (millions)
Sales
Residential	$648.1	$1,013.2
Commercial	170.0	249.7
Industrial	19.4	31.0
	837.5	1,293.9
Transportation
Residential	14.3	13.2
Commercial	25.1	31.2
Industrial	10.3	11.8
Other	3.7	17.2
	53.4	73.4
Other revenues
Revenue taxes	74.7	80.3
Environmental cost recovery	5.7	5.0
Chicago Hub	2.0	3.4
Other	10.7	8.2
	93.1	96.9
	$984.0	$1,464.2
Deliveries (Bcf)
Sales
Residential	96.4	104.2
Commercial	25.0	25.8
Industrial	2.9	3.3
	124.3	133.3
Transportation
Residential	12.2	11.7
Commercial	38.4	40.5
Industrial	30.4	32.3
	81.0	84.5
	205.3	217.8
Customers at end of period (thousands)
Sales
Residential	1,769	1,789
Commercial	132	130
Industrial	8	8
	1,909	1,927
Transportation
Residential	219	197
Commercial	52	53
Industrial	5	6
	276	256
	2,185	2,183

Other statistics
Degree days	3,185	3,272
Colder than normal (1)	10%	9%
Average gas cost per Mcf sold	$5.64	$8.86

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

Shipping Statistics
	Three months ended
	March 31
	2009	2008

TEUs shipped (thousands)	42.6	48.0
Revenue per TEU	$2,100	$2,037
At end of period
Ports served	25	26
Vessels operated	16	18

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

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $26.2 million for the three months ended March 31, 2009 compared to the prior year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $7.4 million for the three months ended March 31, 2009 compared to the prior year.

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price is $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

Capital expenditures.  Nicor’s capital budget for 2009 included approximately $40 million for the planned development of natural gas storage fields.  The company has revised their 2009 capital budget for these projects and now expects it to be approximately $7 million.  This revision is due to the timing of planned expenditures.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  The company expects to issue $50 million in First Mortgage Bonds in 2009.  On February 25, 2009, Nicor Gas filed a new shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008. In the second quarter of 2009, Nicor Gas expects to establish a replacement credit facility.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $484.0 million, $739.9 million and $28.0 million of commercial paper borrowings outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended March 31, 2009.  This quarterly dividend rate was also applicable in 2008.  The company paid dividends on its common stock of $21.1 million for the three months ended March 31, 2009 and 2008.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Labor negotiations.  On April 17, 2009, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new labor contract which expires on February 28, 2014.  The agreement covers approximately 1,400 employees of Nicor Gas.  The new contract will provide for, among other things, general wage increases and changes to various employee benefits, and is not expected to have a material impact on the company’s results of operations, cash flows and financial condition.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2009.

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

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2008 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning SFAS No. 157, Fair Value Measurements, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncements.

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

There has been no material change in the company’s exposure to market risk since the filing of the 2008 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

GSA Notice of Proposed Debarment.  On March 30, 2009, Nicor received a notice of proposed debarment from the GSA.  The GSA bases the proposed debarment of the company on a 2007 federal court judgment that enjoined the company from violating certain provisions of the federal securities laws.  That judgment was entered as part of the settlement of a civil action brought against Nicor by the SEC.  If debarred, the company will be ineligible to enter into new contracts with the federal government or to receive benefits under federal assistance programs.  Nicor intends to oppose the proposed debarment.  The company is unable to predict the outcome of this matter or reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this matter.  The final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Rate Proceeding and Note 15 – Contingencies, which are incorporated herein by reference.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first three months of 2009 or 2008.  As of March 31, 2009, $21.5 million remained authorized for the repurchase of common stock.

Item 6.         Exhibits

Exhibit
Number		Description of Document

3.01	*
Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.01.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

10.01	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.01.)

10.02	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.02.)

10.03	*	2009 Long Term Incentive Program. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.03.)

10.04	*	Memorandum of Agreement Reached in Collective Bargaining. (File No. 1-7297, Form 8-K for April 17, 2009, Nicor Inc., Exhibit 10.01.)

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

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

Nicor Inc.

May 1, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)