Form 10-Q
period 2009-06-30
NICOR INC
filed 2009-07-31
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at July 24, 2009, were 45,221,593 shares.

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

EN Engineering.  EN Engineering, L.L.C., a previously owned joint venture that provides engineering and consulting services.  Nicor sold its ownership on March 31, 2009.

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

USEPA.  United States Environmental Protection Agency.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Operating revenues
Gas distribution (includes revenue taxes of $26.6, $36.7,
$101.3 and $117.0, respectively)	$326.3	$560.1	$1,310.3	$2,024.3
Shipping	83.8	102.6	173.2	200.3
Other energy ventures	51.2	52.7	128.3	122.9
Corporate and eliminations	(13.7)	(15.6)	(53.4)	(52.0)
Total operating revenues	447.6	699.8	1,558.4	2,295.5

Operating expenses
Gas distribution
Cost of gas	156.6	396.2	873.0	1,582.9
Operating and maintenance	69.1	59.7	159.7	148.3
Depreciation	44.6	42.9	89.0	85.7
Taxes, other than income taxes	30.9	40.6	109.7	124.4
Shipping	81.3	96.9	164.1	190.7
Other energy ventures	38.5	41.7	113.0	110.9
Other corporate expenses and eliminations	(12.9)	(18.8)	(49.5)	(51.2)
Total operating expenses	408.1	659.2	1,459.0	2,191.7

Operating income	39.5	40.6	99.4	103.8
Interest expense, net of amounts capitalized	8.8	9.1	18.1	19.7
Equity investment income, net	1.6	2.8	13.3	4.3
Interest income	.5	4.2	1.1	5.5
Other income, net	.3	.2	.5	.2

Income before income taxes	33.1	38.7	96.2	94.1
Income tax expense, net of benefits	10.2	9.8	29.5	23.8

Net income	$22.9	$28.9	$66.7	$70.3

Average shares of common stock outstanding
Basic	45.4	45.3	45.4	45.3
Diluted	45.5	45.3	45.5	45.3

Earnings per average share of common stock
Basic	$.50	$.64	$1.47	$1.55
Diluted	.50	.64	1.47	1.55

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2009	2008

Operating activities
Net income	$66.7	$70.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	98.1	95.1
Deferred income tax expense (benefit)	1.0	(20.5)
Gain on sale of equity investment	(10.1)	-
Changes in assets and liabilities:
Receivables, less allowances	379.2	128.2
Gas in storage	179.9	78.3
Deferred/accrued gas costs	56.9	41.2
Derivative instruments	(21.2)	(163.4)
Margin accounts - derivative instruments	29.1	91.2
Other assets	17.1	(32.2)
Accounts payable and customer credit balances and deposits	(189.4)	30.9
Temporary LIFO inventory liquidation	82.9	399.2
Other liabilities	(29.6)	(13.8)
Other items	9.6	9.5
Net cash flow provided from operating activities	670.2	714.0

Investing activities
Additions to property, plant & equipment	(111.2)	(97.1)
Purchases of held-to-maturity securities	-	(1.1)
Proceeds from maturities of held-to-maturity securities	1.3	1.4
Net increase in other short-term investments	(3.7)	(5.5)
Proceeds from sale of equity investment	13.0	-
Business acquisition, net of cash acquired	(.4)	(5.6)
Other investing activities	2.3	6.2
Net cash flow used for investing activities	(98.7)	(101.7)

Financing activities
Repayments of long-term debt	(50.0)	-
Net repayments of commercial paper	(462.9)	(351.0)
Dividends paid	(42.3)	(42.2)
Borrowing against cash surrender value of life insurance policies	3.4	-
Repayment of loan against cash surrender value of life insurance policies	-	(11.2)
Other financing activities	(1.8)	(.1)
Net cash flow used for financing activities	(553.6)	(404.5)

Net increase in cash and cash equivalents	17.9	207.8

Cash and cash equivalents, beginning of period	26.0	42.8

Cash and cash equivalents, end of period	$43.9	$250.6

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2009	2008	2008
Assets
Current assets
Cash and cash equivalents	$43.9	$26.0	$250.6
Short-term investments	72.4	69.5	53.2
Receivables, less allowances of $51.9, $44.9 and $55.5, respectively	310.9	690.1	514.6
Gas in storage	28.6	208.5	75.7
Derivative instruments	53.3	49.7	226.4
Margin accounts - derivative instruments	116.8	134.4	17.0
Other	117.4	160.7	106.4
Total current assets	743.3	1,338.9	1,243.9

Property, plant and equipment, at cost
Gas distribution	4,536.8	4,460.6	4,348.2
Shipping	323.2	315.1	312.2
Other	29.3	26.7	25.1
	4,889.3	4,802.4	4,685.5
Less accumulated depreciation	1,990.1	1,943.8	1,905.3
Total property, plant and equipment, net	2,899.2	2,858.6	2,780.2

Pension benefits	36.5	36.4	223.2
Long-term investments	128.4	136.8	141.8
Other assets	380.2	413.3	166.6

Total assets	$4,187.6	$4,784.0	$4,555.7

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$50.0	$125.0
Short-term debt	227.0	739.9	18.0
Accounts payable	266.1	411.3	555.1
Customer credit balances and deposits	143.1	187.3	138.5
Temporary LIFO inventory liquidation	82.9	-	399.2
Derivative instruments	152.4	167.3	66.4
Other	104.5	112.2	259.2
Total current liabilities	976.0	1,668.0	1,561.4

Deferred credits and other liabilities
Regulatory asset retirement cost liability	774.7	751.7	739.8
Deferred income taxes	399.0	400.0	399.4
Health care and other postretirement benefits	197.5	196.6	186.2
Asset retirement obligation	188.9	185.0	181.6
Other	146.9	161.0	129.5
Total deferred credits and other liabilities	1,707.0	1,694.3	1,636.5

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	498.1	448.0	372.9
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	498.7	448.6	373.5

Common equity
Common stock	113.0	113.0	112.9
Paid-in capital	52.2	49.5	46.6
Retained earnings	854.6	830.3	823.5
Accumulated other comprehensive income (loss), net	(13.9)	(19.7)	1.3
Total common equity	1,005.9	973.1	984.3

Total capitalization	1,504.6	1,421.7	1,357.8

Total liabilities and capitalization	$4,187.6	$4,784.0	$4,555.7

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The company’s management evaluated subsequent events for potential recognition and disclosure through July 31, 2009, the date the financial statements were issued.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas distribution segment inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2009 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2009	2008	2008
Regulatory assets
Regulatory postretirement asset – current	$23.3	$23.3	$5.2
Regulatory postretirement asset – noncurrent	222.7	232.3	61.9
Deferred gas costs – current	-	31.5	-
Deferred gas costs – noncurrent	15.2	22.5	-
Deferred environmental costs	11.8	19.5	8.0
Unamortized losses on reacquired debt	14.8	15.4	15.9
Other	15.0	6.2	4.3
	$302.8	$350.7	$95.3

Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	774.7	751.7	739.8
Accrued gas costs	18.1	-	91.3
Regulatory income tax liability	44.7	46.3	48.1
Other	1.2	.8	6.1
	$853.7	$813.8	$893.3

The current portion of the regulatory postretirement asset, the deferred gas costs and $2.3 million of other regulatory assets are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability and accrued gas costs are classified in current liabilities – other.  All other regulatory liabilities are classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  The regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 13 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2009 were $26.3 million and $99.9 million, respectively, and $36.1 million and $115.0 million, respectively, for the same periods ending June 30, 2008.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the income statement, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

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

Nicor.  For derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003, the amount deferred in accumulated other comprehensive income is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

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

4.	INVESTMENTS

FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other –Than-Temporary Impairments, is effective for interim reporting periods ending after June 15, 2009.  This FSP extends existing disclosure requirements for investments to interim reporting periods as well as provides new disclosure requirements.

The company’s investments are as follows (in millions):

	June 30	December 31	June 30
	2009	2008	2008

Money market funds	$100.8	$81.2	$290.5
Corporate bonds	3.5	4.8	7.1
Certificates of deposit	.7	.6	.7
Other investments	3.2	2.0	2.2
Total investments	$108.2	$88.6	$300.5

Investments are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	June 30	December 31	June 30
	2009	2008	2008

Cash equivalents	$31.2	$15.3	$240.5
Short-term investments	72.4	69.5	53.2
Long-term investments	4.6	3.8	6.8
Total investments	$108.2	$88.6	$300.5

Money market funds held by domestic subsidiaries are included in cash equivalents, whereas such funds held by non-U.S subsidiaries are included in short-term investments.

Investments categorized as trading (including money market funds) are carried at fair value, and totaled $102.2 million, $82.2 million and $291.7 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Corporate bonds are categorized as held-to-maturity, and their carrying value approximates fair value.  The contractual maturities of the held-to-maturity corporate bonds at June 30, 2009 are as follows (in millions):
Years to maturity
Less than 1 year	1-5 Years	Total

$2.7	$.8	$3.5

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.5 million, $1.6 million and $1.7 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Any gains or losses included in earnings resulting from the sale of investments were not significant.

5.	SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  On July 30, 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company reclassified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, 9-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $277.0 million, $739.9 million and $18.0 million of commercial paper borrowings outstanding at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

The company believes it is in compliance with all debt covenants.

6.         INCOME TAXES

The effective income tax rate for the three months ended June 30, 2009 increased to 30.9 percent from 25.3 percent in the prior-year period.  The effective income tax rate for the six months ended June 30, 2009 increased to 30.7 percent from 25.3 percent in the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the six months ended June 30, 2009, income tax expense has not been provided on approximately $5 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $3 million for the three and six months ended June 30, 2008.  As of June 30, 2009, Nicor has not recorded deferred income taxes of approximately $53 million on approximately $151 million of cumulative undistributed foreign earnings that are expected, in management’s judgment, to be indefinitely reinvested offshore.

The company has approximately $6 million of net interest receivable accrued at June 30, 2009 compared with $9 million of interest receivable as of December 31, 2008.  The change is due primarily to the settlement of interest in the first quarter of 2009 related to a state income tax matter.

The balance of unamortized investment tax credits at June 30, 2009, December 31, 2008 and June 30, 2008 was $24.7 million, $26.0 million and $26.4 million, respectively.

7.         ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $31.9 million, $199.1 million and $58.6 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

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
	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2009
Assets
Money market funds	$100.8	$-	$-	$100.8
Derivatives	29.9	25.5	8.1	63.5
Total	$130.7	$25.5	$8.1	$164.3

Liabilities
Derivatives	$143.0	$28.8	$2.8	$174.6

December 31, 2008
Assets
Money market funds	$81.2	$-	$-	$81.2
Derivatives	33.8	21.7	8.5	64.0
Total	$115.0	$21.7	$8.5	$145.2

Liabilities
Derivatives	$161.4	$28.0	$6.9	$196.3

June 30, 2008
Assets
Money market funds	$290.5	$-	$-	$290.5
Derivatives	158.1	62.9	10.0	231.0
Total	$448.6	$62.9	$10.0	$521.5

Liabilities
Derivatives	$53.2	$10.2	$3.1	$66.5

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

The net fair value of derivatives relates largely to Nicor Gas.  The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their fair values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Beginning of period	$15.7	$9.3	$1.6	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(1.6)	-	(1.7)	5.9
Included in net income	.9	-	10.3	2.5
Settlements, net of purchases	.2	(1.0)	1.3	(8.2)
Transfers in and/or out of Level 3	(9.9)	(1.4)	(6.2)	(1.5)
End of period	$5.3	$6.9	$5.3	$6.9

Net realized/unrealized gains (losses) included in net income relating to derivatives still held at June 30	$2.2	$-	$11.5	$2.5

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$116.8	$134.4	$17.0
Other – noncurrent	17.7	29.3	-

Liabilities
Other – current	$-	$.1	$79.4

In addition, the recorded amount of restricted short-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2009 was $450 million and at December 31, 2008 and June 30, 2008 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $485 million at June 30, 2009, $520 million at December 31, 2008 and $503 million at June 30, 2008.

9.         DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 8 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of June 30, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$.1	$53.2
Other – noncurrent	-	10.2
Total	$.1	$63.4

Liabilities
Derivative instruments	$3.5	$148.9
Other – noncurrent	.2	22.0
Total	$3.7	$170.9

Volumes.  As of June 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 71 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 1.6 Bcf as of June 30, 2009.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but are not directly impacted by changes in commodity prices.

Income statement – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the income statement.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges affected accumulated other comprehensive income and income as shown in the following tables (in millions):

Three months ended June 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income(Ineffective portion)

$(.2)	Operating revenues	$(1.7)	$-

.1	Operating and maintenance	(1.2)	-
$(.1)		$(2.9)	$-

Six months ended June 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

$(2.8)	Operating revenues	$(10.0)	$.2

(3.8)	Operating and maintenance	(5.7)	-
$(6.6)		$(15.7)	$.2

As of June 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures extends to as long as 17 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at June 30, 2009 was $4.4 million (or $2.6 million after taxes), of which $4.1 million (or $2.5 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below for the periods ended June 30, 2009 (in millions):

	Net gain (loss) recognized in income
Location	Three months ended	Six months ended

Operating revenues	$(7.9)	$(8.7)
Operating and maintenance	(.1)	(1.8)
	$(8.0)	$(10.5)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $8.4 million and $125.5 million were recognized in regulatory assets for the three and six months ended June 30, 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $25 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $22 million.

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

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in accumulated other comprehensive income.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended June 30
Service cost	$2.1	$2.2	$.5	$.5
Interest cost	4.1	3.9	3.0	3.0
Expected return on plan assets	(6.3)	(10.0)	-	-
Recognized net actuarial loss	3.9	-	1.2	1.1
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$3.9	$(3.8)	$4.7	$4.6

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Six months ended June 30
Service cost	$4.3	$4.3	$1.1	$1.0
Interest cost	8.2	7.9	6.0	6.0
Expected return on plan assets	(12.6)	(20.0)	-	-
Recognized net actuarial loss	7.7	-	2.3	2.3
Amortization of prior service cost	.2	.2	-	-
Net periodic benefit cost (credit)	$7.8	$(7.6)	$9.4	$9.3

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

11.	EQUITY INVESTMENT INCOME, NET

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price is $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.  Equity investment income also includes investment income from Triton of $1.3 million and $2.5 million for the three and six months ended June 30, 2009, respectively, and $2.2 million and $3.2 million, for the same periods ended June 30, 2008, respectively.  Nicor received cash distributions from equity investees for the three and six months ended June 30, 2009 of $3.7 million and $6.5 million, respectively, and $4.0 million and $7.3 million, respectively for the same periods ended June 30, 2008.

12.      COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Net income	$22.9	$28.9	$66.7	$70.3
Other comprehensive income, after tax	1.8	4.0	5.8	9.2
Total comprehensive income	$24.7	$32.9	$72.5	$79.5

Other comprehensive income consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges, including Nicor’s share of such amounts from joint ventures and other equity-method investees.

13.         BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Three months ended June 30, 2009
Operating revenues
External customers	$318.4	$83.8	$45.4	$-	$447.6
Intersegment	7.9	-	5.8	(13.7)	-
	$326.3	$83.8	$51.2	$(13.7)	$447.6

Operating income (loss)	$25.1	$2.5	$12.7	$(.8)	$39.5

Three months ended June 30, 2008
Operating revenues
External customers	$543.3	$102.6	$53.9	$-	$699.8
Intersegment	16.8	-	(1.2)	(15.6)	-
	$560.1	$102.6	$52.7	$(15.6)	$699.8

Operating income	$20.7	$5.7	$11.0	$3.2	$40.6

Six months ended June 30, 2009
Operating revenues
External customers	$1,283.2	$173.2	$102.0	$-	$1,558.4
Intersegment	27.1	-	26.3	(53.4)	-
	$1,310.3	$173.2	$128.3	$(53.4)	$1,558.4

Operating income (loss)	$78.9	$9.1	$15.3	$(3.9)	$99.4

Six months ended June 30, 2008
Operating revenues
External customers	$1,976.0	$200.3	$119.2	$-	$2,295.5
Intersegment	48.3	-	3.7	(52.0)	-
	$2,024.3	$200.3	$122.9	$(52.0)	$2,295.5

Operating income (loss)	$83.0	$9.6	$12.0	$(.8)	$103.8

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

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather for the three and six months ended June 30, 2009 were $0.3 million and $2.9 million, respectively, and $0.2 million and $4.0 million, respectively for the same periods in 2008.  This cost is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

14.      RATE PROCEEDING

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

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  The ICC has until October 13, 2009 to issue a ruling on rehearing.  Any changes in rates as a result of rehearing would be effective prospectively.  Nicor Gas has also filed an appeal of the ICC’s rate order in state appellate court.  That appeal has been stayed until the ICC issues its ruling on rehearing.

15.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $13 million at June 30, 2009.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets separately priced product warranty contracts that provide, over a period of one to fifteen years, for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.8 million and $3.7 million were incurred in the three and six months ended June 30, 2009, respectively, and $1.6 million and $3.3 million, respectively, for the same periods in 2008.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 16 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2009, Nicor Gas had remaining an estimated liability of $2.3 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) were parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs were to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement required approval of the ICC, which was obtained in the second quarter of 2009.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2009, the company had recorded a liability in connection with these matters of $17.3 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  In April 2009, a purported class action lawsuit was filed against Nicor Gas in state court in Cook County, Illinois on behalf of customers who have been charged a municipal utility tax by the company but who are not residents of the taxing municipality.  After Nicor Gas filed a motion to dismiss the purported class action, the plaintiff agreed to dismiss the lawsuit without prejudice.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

SUMMARY

Nicor is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company.  Nicor also has equity interests in a cargo container leasing business, a FERC-regulated natural gas pipeline and certain affordable housing investments.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Net income	$22.9	$28.9	$66.7	$70.3

Diluted earnings per common share	$.50	$.64	$1.47	$1.55

Comparisons of the three months ended results reflect higher operating income in the company’s gas distribution and other energy-related businesses, more than offset by lower operating income in the company’s shipping business, lower corporate operating results, lower interest income and lower equity investment income, and a higher effective income tax rate.  Comparisons of the six months ended results reflect lower operating income in the company’s gas distribution and shipping businesses, lower corporate operating results and interest income, and a higher effective income tax rate, partially offset by higher operating income in the company’s other energy-related businesses and higher equity investment income.

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

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  The ICC has until October 13, 2009 to issue a ruling on rehearing.  Any changes in rates as a result of rehearing would be effective prospectively.  Nicor Gas has also filed an appeal of the ICC’s rate order in state appellate court.  That appeal has been stayed until the ICC issues its ruling on rehearing.

Capital market environment.  The volatility in the capital markets during 2008 and 2009 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) declined as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) are being amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in gas distribution operating and maintenance expense, net of any amounts charged to affiliates.  The company does not expect to make any contributions to the pension plan in 2009.  However, if market values of the pension plan assets continue to significantly decline, the company may be required to make future contributions.

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Gas distribution	$25.1	$20.7	$78.9	$83.0
Shipping	2.5	5.7	9.1	9.6
Other energy ventures	12.7	11.0	15.3	12.0
Corporate and eliminations	(.8)	3.2	(3.9)	(.8)
	$39.5	$40.6	$99.4	$103.8

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $4.4 million for the three months ended June 30, 2009 compared to the prior year due to higher gas distribution margin ($15.6 million increase), partially offset by higher operating and maintenance expense ($9.4 million increase) and depreciation expense ($1.7 million increase).

Operating income decreased $4.1 million for the six months ended June 30, 2009 compared to the prior year due primarily to higher operating and maintenance expense ($11.4 million increase) and depreciation expense ($3.3 million increase), partially offset by higher gas distribution margin ($11.0 million increase).

•
Shipping operating income decreased $3.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due to lower operating revenues ($18.8 million and $27.1 million decreases, respectively), which were partially offset by lower operating costs ($15.6 million and $26.6 million decreases, respectively). Operating revenues were lower for both periods due to lower volumes shipped ($12.8 million and $23.8 million decreases, respectively) and lower average rates ($6.0 million and $3.3 million decreases, respectively).  Operating costs were lower for both periods due primarily to lower transportation-related costs ($11.9 million and $20.3 million decreases, respectively, largely attributable to lower fuel prices and lower volumes shipped) and charter costs ($2.8 million and $3.8 million decreases, respectively).

•
Nicor’s other energy ventures operating income increased $1.7 million for the three months ended June 30, 2009 compared to the prior year due primarily to higher operating income at Nicor’s energy-related products and services businesses ($1.4 million increase) and at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($0.2 million increase).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($1.6 million decrease), partially offset by lower operating revenues ($0.2 million decrease). Higher operating income at Nicor Enerchange was due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by unfavorable costing of physical sales activity and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Nicor’s other energy ventures operating income increased $3.3 million for the six months ended June 30, 2009 compared to the prior year due to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($4.7 million increase), partially offset by lower operating income at Nicor’s energy-related products and services businesses ($1.1 million decrease).  Higher operating income at Nicor Enerchange was due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by unfavorable costing of physical sales activity and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower operating income at Nicor’s energy-related products and services businesses was due to higher operating expenses ($3.2 million increase), partially offset by higher operating revenues ($2.1 million increase).

Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized.  A source of commodity price risk arises as Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale.  However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are carried at fair value, with changes in fair value recorded in operating results in the period of change.  In addition, Nicor Enerchange also uses derivatives to mitigate the commodity price risks of the utility-bill management products offered by Nicor’s energy-related products and services businesses.  The gains and losses associated with the utility-bill management products are recognized in the months that the services are provided.  However, the underlying derivatives used to hedge the price exposure are carried at fair value.  For those derivatives that do not meet the requirements for hedge accounting, the changes in fair value are recorded in operating results in the period of change.  As a result, earnings are subject to volatility as the fair value of derivatives change.  The volatility resulting from this accounting can be significant from period to period.

•
Corporate and eliminations operating results decreased $4.0 million for the three months ended June 30, 2009 compared to the prior year due to the absence of prior year recoveries of previously incurred legal costs ($3.1 million decrease) and the absence of prior year benefits realized on life insurance contracts ($1.0 million decrease).  The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

Corporate and eliminations operating results decreased $3.1 million for the six months ended June 30, 2009 compared to the prior year due to the previously mentioned prior year recoveries of legal costs ($3.1 million decrease) and the absence of prior year benefits realized on life insurance contracts ($1.3 million decrease), partially offset by lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($1.1 million decrease).  The company recorded $2.9 million of costs associated with the natural weather hedge in the current year compared to $4.0 million of costs recorded in the prior year. Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Gas distribution	$326.3	$560.1	$1,310.3	$2,024.3
Shipping	83.8	102.6	173.2	200.3
Other energy ventures	51.2	52.7	128.3	122.9
Corporate and eliminations	(13.7)	(15.6)	(53.4)	(52.0)
	$447.6	$699.8	$1,558.4	$2,295.5

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues decreased $233.8 million for the three months ended June 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $215 million decrease) and lower demand unrelated to weather (approximately $15 million decrease), partially offset by the impact of the recent base rate increase (approximately $20 million increase).  Gas distribution revenues decreased $714.0 million for the six months ended June 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $585 million decrease), lower demand unrelated to weather (approximately $75 million decrease) and warmer weather (approximately $65 million decrease), partially offset by the impact of the recent base rate increase (approximately $20 million increase).

Shipping segment operating revenues decreased $18.8 million and $27.1 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due to lower volumes shipped ($12.8 million and $23.8 million decreases, respectively) and lower average rates ($6.0 million and $3.3 million decreases, respectively).  Volumes shipped were adversely impacted by the economic slowdown.  Lower average rates were attributable to lower cost-recovery surcharges for fuel. During the second quarter of 2008, Tropical Shipping completed an acquisition of the assets of Caribtran, Inc., which added approximately 4 percent to shipping revenues on an annualized basis.

Nicor’s other energy ventures operating revenues decreased $1.5 million for the three months ended June 30, 2009 compared to the prior year due primarily to lower operating revenues at Nicor Enerchange ($1.2 million decrease) and at Nicor’s energy-related products and services businesses ($0.2 million decrease).  Lower operating revenues at Nicor Enerchange were due primarily to unfavorable costing of physical sales activity and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract attributable, in part, to product mix, partially offset by higher average contract volumes.

Operating revenues increased $5.4 million for the six months ended June 30, 2009 compared to the prior year due to higher operating revenues at Nicor Enerchange ($3.3 million increase) and at Nicor’s energy-related products and services businesses ($2.1 million increase).  Higher operating revenues at Nicor Enerchange were due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by unfavorable costing of physical sales activity and lower results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Higher operating revenues at Nicor’s energy-related products and services businesses were attributable to higher average contract volumes, partially offset by lower average revenue per utility-bill management contract, attributable primarily to product mix.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Gas distribution revenues	$326.3	$560.1	$1,310.3	$2,024.3
Cost of gas	(156.6)	(396.2)	(873.0)	(1,582.9)
Revenue tax expense	(26.3)	(36.1)	(99.9)	(115.0)
Gas distribution margin	$143.4	$127.8	$337.4	$326.4

Gas distribution margin increased $15.6 million for the three months ended June 30, 2009 compared to the prior year due to the impact of the recent base rate increase (approximately $20 million increase), partially offset by lower demand unrelated to weather (approximately $2 million decrease).  Gas distribution margin increased $11.0 million for the six months ended June 30, 2009 compared to the prior year due to the impact of the recent base rate increase (approximately $20 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease) and warmer weather (approximately $2 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $9.4 million for the three months ended June 30, 2009 compared to the prior year due to higher payroll and benefit-related costs ($7.1 million increase, of which $5.5 million relates to higher pension expense, net of capitalization) and the absence of prior year recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).  Operating and maintenance expense increased $11.4 million for the six months ended June 30, 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($14.3 million increase, of which $10.9 million relates to higher pension expense, net of capitalization), the absence of the previously mentioned cost recoveries ($3.9 million) and higher company use and storage-related gas costs ($2.4 million increase), partially offset by lower franchise gas costs ($6.7 million decrease) and lower bad debt expense ($6.0 million decrease due to lower revenues attributable principally to lower natural gas costs).  As a result of the recent rate order, which became effective on March 25, 2009, the expense for franchise gas costs will be deferred until the related revenue, recovered through a cost recovery rider, is recognized.

Shipping operating expenses.  Shipping segment operating expenses decreased $15.6 million and $26.6 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due primarily to lower transportation-related costs ($11.9 million and $20.3 million decreases, respectively, largely attributable to lower fuel prices and lower volumes shipped) and charter costs ($2.8 million and $3.8 million decreases, respectively).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $3.2 million for the three months ended June 30, 2009 compared to the prior year due primarily to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($1.6 million decrease) and at Nicor Enerchange ($1.4 million decrease).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due primarily to lower average cost per utility-bill management contract, partially offset by higher average contract volumes.  The decrease in operating expenses at Nicor Enerchange was due to lower transportation and storage charges.  Operating expenses increased $2.1 million for the six months ended June 30, 2009 compared to the prior year due primarily to an increase in operating expenses at Nicor’s energy-related products and services businesses ($3.2 million increase), partially offset by a decrease in operating expense at Nicor Enerchange ($1.4 million decrease).  The increase in operating expenses at Nicor’s energy-related products and services businesses was due primarily to higher average contract volumes.  The decrease in operating expenses at Nicor Enerchange was due to lower transportation and storage charges.

Interest expense.  Interest expense decreased $0.3 million and $1.6 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due primarily to lower average interest rates, partially offset by higher average borrowing levels.

Net equity investment income.  Net equity investment income decreased $1.2 million for the three months ended June 30, 2009, compared to the prior year due primarily to a decrease in income from the company’s investment in Triton ($0.9 million decrease).  Net equity investment income increased $9.0 million for the six months ended June 30, 2009, compared to the prior year.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering and recognized a gain on the sale of $10.1 million.

Interest income.  Interest income decreased $3.7 million and $4.4 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due primarily to the impact of lower average investment balances, lower interest on tax matters and lower average interest rates.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the six months ended June 30, 2009, income tax expense has not been provided on approximately $5 million of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $3 million for the three and six months ended June 30, 2008.  As of June 30, 2009, Nicor has not recorded deferred income taxes of approximately $53 million on approximately $151 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the three months ended June 30, 2009 increased to 30.9 percent from 25.3 percent in the prior-year period.  The effective income tax rate for the six months ended June 30, 2009 increased to 30.7 percent from 25.3 percent in the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Operating revenues (millions)
Sales
Residential	$195.5	$363.1	$843.6	$1,376.3
Commercial	50.6	101.9	220.6	351.6
Industrial	5.9	11.1	25.3	42.1
	252.0	476.1	1,089.5	1,770.0
Transportation
Residential	10.1	8.0	24.4	21.2
Commercial	14.3	11.8	39.4	43.0
Industrial	8.7	7.6	19.0	19.4
Other	.6	5.5	4.3	22.7
	33.7	32.9	87.1	106.3
Other revenues
Revenue taxes	26.6	36.7	101.3	117.0
Environmental cost recovery	2.3	1.1	8.0	6.1
Chicago Hub	1.8	2.5	3.8	5.9
Other	9.9	10.8	20.6	19.0
	40.6	51.1	133.7	148.0
	$326.3	$560.1	$1,310.3	$2,024.3
Deliveries (Bcf)
Sales
Residential	25.8	26.1	122.2	130.3
Commercial	7.4	7.9	32.4	33.7
Industrial	1.0	.9	3.9	4.2
	34.2	34.9	158.5	168.2
Transportation
Residential	3.3	3.1	15.5	14.8
Commercial	12.4	11.7	50.8	52.2
Industrial	23.2	23.1	53.6	55.4
	38.9	37.9	119.9	122.4
	73.1	72.8	278.4	290.6
Customers at end of period (thousands)
Sales
Residential	1,760	1,777
Commercial	131	128
Industrial	7	7
	1,898	1,912
Transportation
Residential	221	205
Commercial	50	53
Industrial	5	5
	276	263
	2,174	2,175

Other statistics
Degree days	686	690	3,871	3,962
Colder than normal (1)	11%	0%	10%	7%
Average gas cost per Mcf sold	$4.42	$11.29	$5.38	$9.37

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

Shipping Statistics
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

TEUs shipped (thousands)	42.7	48.8	85.3	96.8
Revenue per TEU	$1,960	$2,098	$2,030	$2,068
At end of period
Ports served	25	25
Vessels operated	16	17

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

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $43.8 million for the six months ended June 30, 2009 compared to the prior year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $3.0 million for the six months ended June 30, 2009 compared to the prior year.

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

Nicor’s capital budget also included approximately $50 million for the purchase of two vessels and freight handling equipment in the shipping segment.  The company has revised its capital budget for the shipping segment and now expects it to be approximately $25 million.  This revision is attributable to the decision to defer the purchases of a vessel and certain freight equipment.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K. In the second quarter of 2009, Moody’s and Standard & Poor’s affirmed their credit ratings on both Nicor and Nicor Gas.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  On July 30, 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company reclassified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.  On February 25, 2009, Nicor Gas filed a new shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, 9-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $277.0 million, $739.9 million and $18.0 million of commercial paper borrowings outstanding at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended June 30, 2009.  This quarterly dividend rate was also applicable in 2008.  The company paid dividends on its common stock of $42.3 million and $42.2 million for the six months ended June 30, 2009 and 2008, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS.

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that will require utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  In addition, the legislation allows utility companies to implement, subject to ICC approval, a rate adjustment mechanism for bad debt expense.  Certain provisions of the legislation will be implemented on a pilot basis beginning in 2009.  The company is currently evaluating the impact of this legislation on the company’s results of operations, cash flows and financial condition.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2009.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 16 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 16 – Contingencies – PCBs.

Municipal tax matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 16 – Contingencies – Municipal Tax Matters.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 16 – Contingencies – Other.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

See Part II, Item 1 – Legal Proceedings in the March 31, 2009 Quarterly Report on Form 10-Q for disclosure relating to a notice of proposed debarment from the GSA.

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Rate Proceeding and Note 16 – Contingencies, which are incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first six months of 2009 or 2008.  As of June 30, 2009, $21.5 million remained authorized for the repurchase of common stock.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 23, 2009.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation.  Voting results reported below are for shares eligible to vote as of the record date, February 24, 2009.

Nominees for directors, as listed in the proxy statement, were elected as indicated below.  There were no “broker nonvotes.”  Votes were cast as follows:

Nominee	For	Withheld
Robert M. Beavers	36,635,038	2,444,293
Bruce P. Bickner	38,109,241	970,090
John H. Birdsall, III	36,678,355	2,400,976
Norman R Bobins	37,814,657	1,264,674
Brenda J. Gaines	38,127,170	952,161
Raymond A. Jean	36,850,787	2,228,544
Dennis J. Keller	36,632,068	2,447,263
R. Eden Martin	36,969,245	2,110,086
Georgia R. Nelson	37,491,820	1,587,511
Armando J. Olivera	38,254,548	824,783
John Rau	36,649,205	2,430,126
John C. Staley	38,213,276	866,055
Russ M. Strobel	38,127,150	952,181

The stockholders ratified the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2009.  There were no “broker nonvotes.”  Votes were cast as follows:

For	Against	Abstain
38,424,371	445,993	208,967

Item 6.     Exhibits

Exhibit
Number		Description of Document

3.01	*
Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.01.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

4.01		Supplemental Indenture, dated July 23, 2009, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01	*	Second Amendment to Nicor Inc. Stock Deferral Plan (as in effect on October 3, 2004 for Pre-2005 benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.01.)

10.02	*	First Amendment to Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.02.)

10.03	*	Second Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.03.)

10.04	*	First Amendment to Nicor Inc. 2008 Long Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.04.)

10.05	*	First Amendment to Nicor Inc. 2009 Long Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.05.)

10.06	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Restricted Stock Unit Agreement dated March 27, 2008 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.06.)

10.07	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Restricted Stock Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.07.)

10.08	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 27, 2008 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.08.)

10.09	*
First Agreement to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.09.)

10.10	*	First Amendment to Tropical Shipping Company Long-Term Performance Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.10.)

Exhibit
Number		Description of Document

10.11	*	First Amendment to Tropical Shipping Company Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.11.)

10.12		364-Day Credit Agreement Dated as of May 11, 2009.

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

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

Nicor Inc.

July 31, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)