Form 10-Q
period 2009-09-30
NICOR INC
filed 2009-10-30
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at October 23, 2009, were 45,231,331 shares.

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

USEPA.  United States Environmental Protection Agency.

iii

Part I - FINANCIAL INFORMATION

Item 1.

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Operating revenues
Gas distribution (includes revenue taxes of $13.1, $14.6, $114.5 and $131.6, respectively)	$215.0	$306.1	$1,525.3	$2,330.4
Shipping	83.3	108.5	256.5	308.8
Other energy ventures	34.7	34.9	163.0	157.8
Corporate and eliminations	(7.4)	(9.2)	(60.8)	(61.2)
Total operating revenues	325.6	440.3	1,884.0	2,735.8

Operating expenses
Gas distribution
Cost of gas	70.2	180.0	943.2	1,762.9
Operating and maintenance	63.3	64.2	223.0	212.5
Depreciation	44.4	42.8	133.4	128.5
Taxes, other than income taxes	17.6	18.9	127.3	143.3
Property sale gains	-	(.2)	-	(.2)
Shipping	76.7	99.0	240.8	289.7
Other energy ventures	31.0	34.3	144.0	145.2
Other corporate expenses and eliminations	(7.4)	(8.0)	(56.9)	(59.2)
Total operating expenses	295.8	431.0	1,754.8	2,622.7

Operating income	29.8	9.3	129.2	113.1
Interest expense, net of amounts capitalized	9.3	9.9	27.4	29.6
Equity investment income, net	1.0	2.9	14.3	7.2
Interest income	.7	1.4	1.8	6.9
Other income (expense), net	.4	(.1)	.9	.1

Income before income taxes	22.6	3.6	118.8	97.7
Income tax expense, net of benefits	9.0	2.3	38.5	26.1

Net income	$13.6	$1.3	$80.3	$71.6

Average shares of common stock outstanding
Basic	45.4	45.3	45.4	45.3
Diluted	45.5	45.4	45.5	45.4

Earnings per average share of common stock
Basic	$.30	$.03	$1.77	$1.58
Diluted	.30	.03	1.77	1.58

Dividends declared per share of common stock	$.465	$.465	$1.395	$1.395

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Nine months ended
	September 30
	2009	2008

Operating activities
Net income	$80.3	$71.6
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	147.0	142.8
Deferred income tax expense (benefit)	1.8	(10.3)
Gain on sale of property, plant and equipment	(.7)	(.4)
Gain on sale of equity investment	(10.1)	-
Changes in assets and liabilities:
Receivables, less allowances	444.4	277.3
Gas in storage	14.6	(120.9)
Deferred/accrued gas costs	90.4	(84.0)
Derivative instruments	(104.7)	48.3
Margin accounts - derivative instruments	110.4	(66.1)
Other assets	13.5	(62.1)
Accounts payable and customer credit balances and deposits	(167.5)	(16.3)
Other liabilities	(11.2)	(16.9)
Other items	10.4	(6.9)
Net cash flow provided from operating activities	618.6	156.1

Investing activities
Additions to property, plant & equipment	(165.0)	(172.5)
Purchases of held-to-maturity securities	-	(1.1)
Proceeds from maturities of held-to-maturity securities	2.0	3.1
Net (increase) decrease in other short-term investments	(9.3)	5.4
Net proceeds from sale of property, plant and equipment	1.6	.5
Proceeds from sale of equity investment	13.0	-
Business acquisition, net of cash acquired	(.4)	(5.9)
Other investing activities	3.5	7.1
Net cash flow used for investing activities	(154.6)	(163.4)

Financing activities
Proceeds from issuing long-term debt	50.0	75.0
Disbursements to retire long-term debt	(50.0)	(75.0)
Net (repayments) issuances of commercial paper	(374.9)	70.0
Dividends paid	(63.5)	(63.3)
Proceeds from exercise of stock options	-	1.6
Borrowing against cash surrender value of life insurance policies	3.4	-
Repayment of loan against cash surrender value of life insurance policies	-	(11.2)
Other financing activities	(2.3)	(1.0)
Net cash flow used for financing activities	(437.3)	(3.9)

Net increase (decrease) in cash and cash equivalents	26.7	(11.2)

Cash and cash equivalents, beginning of period	26.0	42.8

Cash and cash equivalents, end of period	$52.7	$31.6

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	September 30	December 31	September 30
	2009	2008	2008
Assets
Current assets
Cash and cash equivalents	$52.7	$26.0	$31.6
Short-term investments	77.3	69.5	42.8
Receivables, less allowances of $42.0, $44.9 and $45.9, respectively	245.7	690.1	365.4
Gas in storage	193.9	208.5	274.9
Derivative instruments	52.1	49.7	45.6
Margin accounts - derivative instruments	50.2	134.4	94.9
Other	151.8	160.7	153.7
Total current assets	823.7	1,338.9	1,008.9

Property, plant and equipment, at cost
Gas distribution	4,575.1	4,460.6	4,411.2
Shipping	322.1	315.1	315.2
Other	31.5	26.7	25.4
	4,928.7	4,802.4	4,751.8
Less accumulated depreciation	2,008.0	1,943.8	1,928.3
Total property, plant and equipment, net	2,920.7	2,858.6	2,823.5

Pension benefits	36.5	36.4	227.1
Long-term investments	127.8	136.8	139.1
Other assets	323.4	413.3	171.2

Total assets	$4,232.1	$4,784.0	$4,369.8

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$50.0	$50.0
Short-term debt	365.0	739.9	439.0
Accounts payable	263.4	411.3	435.4
Customer credit balances and deposits	167.7	187.3	211.0
Derivative instruments	78.7	167.3	93.8
Other	140.7	112.2	90.1
Total current liabilities	1,015.5	1,668.0	1,319.3

Deferred credits and other liabilities
Regulatory asset retirement cost liability	791.6	751.7	749.6
Deferred income taxes	398.7	400.0	400.8
Health care and other postretirement benefits	198.0	196.6	187.0
Asset retirement obligation	190.1	185.0	183.4
Other	138.6	161.0	126.4
Total deferred credits and other liabilities	1,717.0	1,694.3	1,647.2

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	498.2	448.0	448.0
Mandatorily redeemable preferred stock	.6	.6	.6
Total long-term obligations	498.8	448.6	448.6

Common equity
Common stock	113.1	113.0	113.0
Paid-in capital	53.1	49.5	48.8
Retained earnings	847.0	830.3	803.7
Accumulated other comprehensive loss, net	(12.4)	(19.7)	(10.8)
Total common equity	1,000.8	973.1	954.7

Total capitalization	1,499.6	1,421.7	1,403.3

Total liabilities and capitalization	$4,232.1	$4,784.0	$4,369.8

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The company’s management evaluated subsequent events for potential recognition and disclosure through October 30, 2009, the date the financial statements were issued.

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

At September 30, 2009, Nicor Gas had an inventory decrement of approximately 1 Bcf which is not expected to be restored prior to year-end.  The liquidated inventory was charged to cost of gas at a LIFO cost of $8.22 per Mcf.  Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost of $3.93 per Mcf, had the effect of increasing the cost of gas distributed by $3.1 million for the three and nine months ended September 30, 2009.  Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income.  There was no permanent inventory decrement as of September 30, 2008.

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

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas is required to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to rate regulation, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2009	2008	2008
Regulatory assets – current
Regulatory postretirement asset	$23.3	$23.3	$5.2
Deferred gas costs	-	31.5	33.9
Other	4.0	-	-
Regulatory assets – noncurrent
Regulatory postretirement asset	218.0	232.3	60.7
Deferred gas costs	3.2	22.5	4.3
Deferred environmental costs	17.1	19.5	11.0
Unamortized losses on reacquired debt	14.5	15.4	15.6
Other	10.5	6.2	5.1
	$290.6	$350.7	$135.8

Regulatory liabilities – current
Regulatory asset retirement cost liability	$13.8	$15.0	$8.0
Accrued gas costs	39.6	-	-
Other	1.5	-	-
Regulatory liabilities – noncurrent
Regulatory asset retirement cost liability	791.6	751.7	749.6
Regulatory income tax liability	44.2	46.3	47.7
Other	.8	.8	.8
	$891.5	$813.8	$806.1

All items listed above are classified in other with the exception of the noncurrent portion of the Regulatory asset retirement cost liability which is stated separately on the Condensed Consolidated Balance Sheets.

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2009 were $12.9 million and $112.8 million, respectively, and $14.3 million and $129.3 million, respectively, for the same periods ending September 30, 2008.

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

Nicor Gas.  Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

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

Nicor Enerchange.  Derivative instruments, such as futures contracts, options, forward contracts, swap agreements and other energy-related contracts are held by Nicor’s wholesale natural gas marketing business, Nicor Enerchange, for trading purposes.  Certain of these derivative instruments are used to economically hedge price risk associated with inventories of natural gas, fixed-price purchase and sale agreements and other future natural gas commitments.  Nicor Enerchange records such derivative instruments at fair value and generally cannot elect hedge accounting.  As a result, changes in derivative fair values may have a material impact on Nicor’s financial statements.  Other derivative instruments are used by Nicor Enerchange to hedge price risks related to certain utility-bill management products.  These derivative instruments are carried at fair value and cash flow hedge accounting may or may not be elected.

Nicor.  For derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003, the amount deferred in accumulated other comprehensive income is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

3.	NEW ACCOUNTING PRONOUNCEMENT

Fair value measurements.  Effective January 1, 2008, the company adopted the new requirements for fair value measurements and disclosures.  These requirements define fair value, establish a consistent framework for measuring fair value, and expand disclosure requirements about fair value measurements.  These new requirements do not establish any new fair value measurements, but rather provide guidance on how to perform fair value measurements as required or permitted under other accounting standards.  They also provide for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by the new requirements, for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertained to fair value measurements for business combinations, impairment testing of goodwill and other intangible assets, as well as asset retirement obligations.  The effect of adopting these new requirements, in their entirety, was not material to Nicor’s results of operations or financial condition.

4.	INVESTMENTS

The company’s investments are as follows (in millions):

	September 30	December 31	September 30
	2009	2008	2008

Money market funds	$115.9	$81.2	$48.8
Corporate bonds	2.8	4.8	5.6
Certificates of deposit	.7	.6	.7
Other investments	3.4	2.0	2.1
	$122.8	$88.6	$57.2

Investments are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	September 30	December 31	September 30
	2009	2008	2008

Cash equivalents	$40.8	$15.3	$8.8
Short-term investments	77.3	69.5	42.8
Long-term investments	4.7	3.8	5.6
	$122.8	$88.6	$57.2

Money market funds held by domestic subsidiaries are included in cash equivalents, whereas such funds held by non-U.S subsidiaries are included in short-term investments.

Investments categorized as trading (including money market funds) are carried at fair value, and totaled $117.5 million, $82.2 million and $49.9 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Corporate bonds are categorized as held-to-maturity, and their carrying value approximates fair value.  The contractual maturities of the held-to-maturity corporate bonds at September 30, 2009 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	Total

$2.0	$.8	$2.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.5 million, $1.6 million and $1.7 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Gains or losses included in earnings resulting from the sale of investments were not significant.

5.	SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $365.0 million, $739.9 million and $439.0 million of commercial paper borrowings outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

The company believes it is in compliance with all debt covenants.

6.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2009 decreased to 39.6 percent from 64.9 percent in the prior-year period.  Both quarters reflect an effective income tax rate higher than the expected annual effective income tax rate as they reflect the impact of changes to forecasted annual pretax income identified in the quarter.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income. The effective income tax rate for the nine months ended September 30, 2009 increased to 32.4 percent from 26.8 percent in the prior-year period.  The higher effective income tax rate for the nine months ended September 30, 2009 is due primarily to higher 2009 forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), a decrease in projected untaxed foreign shipping earnings for 2009, a reduction in tax credits and the absence of tax reserve adjustments recognized in 2008.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and nine months ended September 30, 2009, income tax expense has not been provided on approximately $3 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $5 million and $8 million, respectively, for the three and nine months ended September 30, 2008.  As of September 30, 2009, Nicor has not recorded deferred income taxes of approximately $54 million on approximately $154 million of cumulative undistributed foreign earnings that are expected, in management’s judgment, to be indefinitely reinvested offshore.

The company has approximately $6 million of net interest receivable accrued at September 30, 2009 compared with $9 million of net interest receivable as of December 31, 2008.  The change is due primarily to the settlement of interest in the first quarter of 2009 related to a state income tax matter.

The balance of unamortized investment tax credits at September 30, 2009, December 31, 2008 and September 30, 2008 was $24.5 million, $26.0 million and $26.5 million, respectively.

7.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $28.6 million, $199.1 million and $52.0 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, related primarily to gas distribution operations.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

8.	FAIR VALUE MEASUREMENTS

The tables below categorize, into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs, the fair values of those assets and liabilities that are measured on a recurring basis (in millions):

	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2009
Assets
Money market funds	$115.9	$-	$-	$115.9
Derivatives	27.8	25.1	8.4	61.3
	$143.7	$25.1	$8.4	$177.2

Liabilities
Derivatives	$62.5	$23.9	$2.5	$88.9

December 31, 2008
Assets
Money market funds	$81.2	$-	$-	$81.2
Derivatives	33.8	21.7	8.5	64.0
	$115.0	$21.7	$8.5	$145.2

Liabilities
Derivatives	$161.4	$28.0	$6.9	$196.3

September 30, 2008
Assets
Money market funds	$48.8	$-	$-	$48.8
Derivatives	23.0	17.0	7.5	47.5
	$71.8	$17.0	$7.5	$96.3

Liabilities
Derivatives	$74.6	$14.9	$5.4	$94.9

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Beginning of period	$5.3	$6.9	$1.6	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	.1	1.1	(1.6)	7.0
Included in net income	2.1	-	12.4	2.5
Settlements, net of purchases	(3.0)	(2.7)	(1.7)	(10.9)
Transfers in and/or (out) of Level 3	1.4	(3.2)	(4.8)	(4.7)
End of period	$5.9	$2.1	$5.9	$2.1

Net realized/unrealized gains (losses) included in net income relating to derivatives still held at September 30	$1.5	$(1.1)	$13.0	$1.4

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$50.2	$134.4	$94.9
Other – noncurrent	7.0	29.3	-

Liabilities
Other – current	$4.0	$.1	$.1

In addition, the recorded amount of restricted short-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2009, December 31, 2008 and September 30, 2008 was $500 million.  Based on quoted prices and market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $546 million at September 30, 2009, $520 million at December 31, 2008 and $486 million at September 30, 2008.

9.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 8 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of September 30, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$.6	$51.5
Other – noncurrent	-	9.2
	$.6	$60.7

Liabilities
Derivative instruments	$1.8	$76.9
Other – noncurrent	-	10.2
	$1.8	$87.1

Volumes.  As of September 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 62 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 0.4 Bcf as of September 30, 2009.  The above volumes exclude contracts, such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

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

Three months ended September 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

$.6	Operating revenues	$(.4)	$(.1)

.1	Operating and maintenance	(1.2)	-
$.7		$(1.6)	$(.1)

Nine months ended September 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

$(2.2)	Operating revenues	$(10.4)	$.1

(3.7)	Operating and maintenance	(6.9)	-
$(5.9)		$(17.3)	$.1

As of September 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures extends to as long as 15 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at September 30, 2009 was $2.1 million (or $1.3 million after taxes), of which $2.0 million (or $1.2 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below for the periods ended September 30, 2009 (in millions):

	Net gain (loss) recognized in income
Location	Three months ended	Nine months ended

Operating revenues	$(5.6)	$(14.3)
Operating and maintenance	-	(1.8)
	$(5.6)	$(16.1)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $8.1 million and $133.6 million were recognized in regulatory assets for the three and nine months ended September 30, 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $16 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $11 million.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended September 30
Service cost	$2.1	$2.1	$.6	$.6
Interest cost	4.2	4.0	3.1	3.0
Expected return on plan assets	(6.3)	(9.9)	-	-
Recognized net actuarial loss	3.8	-	1.1	1.2
Amortization of prior service cost	.1	.1	(.1)	(.1)
	$3.9	$(3.7)	$4.7	$4.7

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Nine months ended September 30
Service cost	$6.4	$6.4	$1.7	$1.6
Interest cost	12.4	11.9	9.1	9.0
Expected return on plan assets	(18.9)	(29.9)	-	-
Recognized net actuarial loss	11.5	-	3.4	3.5
Amortization of prior service cost	.3	.3	(.1)	(.1)
	$11.7	$(11.3)	$14.1	$14.0

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

11.	EQUITY INVESTMENT INCOME, NET

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price is $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.  Equity investment income also includes investment income from Triton of $1.4 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, and $2.0 million and $5.2 million, for the same periods ended September 30, 2008, respectively.  Nicor received cash distributions from equity investees for the three and nine months ended September 30, 2009 of $2.0 million and $8.5 million, respectively, and $4.5 million and $11.8 million, respectively for the same periods ended September 30, 2008.

12.	COMPREHENSIVE INCOME

Total comprehensive income (loss) is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Net income	$13.6	$1.3	$80.3	$71.6
Other comprehensive income (loss), after tax	1.5	(12.1)	7.3	(2.9)
	$15.1	$(10.8)	$87.6	$68.7

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

13.	BUSINESS SEGMENT INFORMATION

Financial data by major business segment is presented below (in millions):

	Gas distribution	Shipping	Other energy ventures	Corporate and eliminations	Consolidated
Three months ended September 30, 2009
Operating revenues
External customers	$210.3	$83.3	$32.0	$-	$325.6
Intersegment	4.7	-	2.7	(7.4)	-
	$215.0	$83.3	$34.7	$(7.4)	$325.6

Operating income	$19.5	$6.6	$3.7	$-	$29.8

Three months ended September 30, 2008
Operating revenues
External customers	$299.2	$108.5	$32.6	$-	$440.3
Intersegment	6.9	-	2.3	(9.2)	-
	$306.1	$108.5	$34.9	$(9.2)	$440.3

Operating income (loss)	$.4	$9.5	$.6	$(1.2)	$9.3

Nine months ended September 30, 2009
Operating revenues
External customers	$1,493.5	$256.5	$134.0	$-	$1,884.0
Intersegment	31.8	-	29.0	(60.8)	-
	$1,525.3	$256.5	$163.0	$(60.8)	$1,884.0

Operating income (loss)	$98.4	$15.7	$19.0	$(3.9)	$129.2

Nine months ended September 30, 2008
Operating revenues
External customers	$2,275.2	$308.8	$151.8	$-	$2,735.8
Intersegment	55.2	-	6.0	(61.2)	-
	$2,330.4	$308.8	$157.8	$(61.2)	$2,735.8

Operating income (loss)	$83.4	$19.1	$12.6	$(2.0)	$113.1

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and nine months ended September 30, 2009 were $0.1 million and $(2.8) million, respectively, and $0.4 million and $(3.6) million, respectively for the same periods in 2008.  This benefit (cost) is recorded at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

14.	REGULATORY PROCEEDINGS

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of approximately $140 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The increase is needed to recover higher operating costs and increased capital investments.

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

On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Illinois Attorney General’s Office, Citizens Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties did not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, representing a rate of return on rate base of 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  This $11 million increase is incremental to the approximately $69 million increase approved in the ICC’s March 2009 rate order.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  Nicor Gas has appeals of the ICC’s rate orders on file in state appellate court.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a rate adjustment mechanism for bad debt expense (“bad debt rider”) with the ICC under an Illinois state law which took effect in July 2009.  The ICC has 180 days to approve, or modify and approve, the company’s proposed bad debt rider.  This rider, if approved, would provide for recovery from customers of the amount over the benchmark for bad debt expense established in the Company’s rate cases.  It would also provide for refunds to customers if bad debt expense was below such benchmarks.  If approved as filed, the Company would recover, in 2010, approximately $32 million of 2008 bad debt expense in excess of those benchmarks.  New higher benchmarks apply to 2009 and future years as a result of the rate order received in 2009.  The company does not currently expect a significant recovery or refund for 2009 bad debt expense based upon current natural gas prices and normal weather for the remainder of the year.  Any refund or recovery relating to 2009 bad debt expense would be effected over a 12-month period beginning mid-2010.  Adjustments under this tracker will be recognized when probable.  Currently, the company does not expect to recognize amounts related to the bad debt rider until receipt of an ICC order related to the filing.

15.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $9 million at September 30, 2009.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines, and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $1.8 million and $5.5 million were incurred in the three and nine months ended September 30, 2009, respectively, and $1.6 million and $4.9 million, respectively, for the same periods in 2008.

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

PBR Plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under ICC review.  There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”).  As a result of the motion to reopen, Nicor Gas, the staff of the ICC and CUB entered into a stipulation providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff.  The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan.  The company has committed to cooperate fully in the reviews of the PBR plan.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the Administrative Law Judges (“ALJs”) assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from

EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of September 30, 2009, Nicor Gas had remaining an estimated liability of $2.2 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) were parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs were to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement required approval of the ICC, which was obtained in the second quarter of 2009.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2009, the company had recorded a liability in connection with these matters of $22.0 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  The USEPA is undertaking a nationwide inquiry into the presence of PCBs in gas transmission and distribution pipelines. The company does not expect, however, either the USEPA or the Illinois Attorney General to assess fines to, or pursue any enforcement actions, against Nicor Gas with respect to this matter.

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

SUMMARY

Nicor is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns other energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company.  Nicor also has equity interests in a cargo container leasing business, a FERC-regulated natural gas pipeline and certain affordable housing investments.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Net income	$13.6	$1.3	$80.3	$71.6

Diluted earnings per common share	$.30	$.03	$1.77	$1.58

Comparisons of the three months ended results reflect higher operating income in the company’s gas distribution and other energy-related businesses, improved corporate operating results and a lower effective income tax rate, partially offset by lower operating income in the company’s shipping business and lower equity investment income.  Comparisons of the nine months ended results reflect higher operating income in the company’s gas distribution and other energy-related businesses and higher equity investment income, partially offset by lower operating income in the company’s shipping business, lower corporate operating results, lower interest income and a higher effective income tax rate.

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of approximately $140 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The increase is needed to recover higher operating costs and increased capital investments.

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

On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Illinois Attorney General’s Office, Citizens Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties did not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, representing a rate of return on rate base of 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009. This $11 million increase is incremental to the approximately $69 million increase approved in the ICC’s March 2009 rate order.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.   Nicor Gas has appeals of the ICC’s rate orders on file in state appellate court.

As a result of the rates placed into effect in 2009, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a rate adjustment mechanism for bad debt expense (“bad debt rider”) with the ICC under an Illinois state law which took effect in July 2009.  The ICC has 180 days to approve, or modify and approve, the company’s proposed bad debt rider.  This rider, if approved, would provide for recovery from customers of the amount over the benchmark for bad debt expense established in the Company’s rate cases.  It would also provide for refunds to customers if bad debt expense was below such benchmarks.  If approved as filed, the Company would recover, in 2010, approximately $32 million of 2008 bad debt expense in excess of those benchmarks.  New higher benchmarks apply to 2009 and future years as a result of the rate order received in 2009.  The company does not currently expect a significant recovery or refund for 2009 bad debt expense based upon current natural gas prices and normal weather for the remainder of the year.  Any refund or recovery relating to 2009 bad debt expense would be effected over a 12-month period beginning mid-2010.  Adjustments under this tracker will be recognized when probable.  Currently, the company does not expect to recognize amounts related to the bad debt rider until receipt of an ICC order related to the filing.

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

Operating income by segment.  Operating income (loss) by major business segment is presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Gas distribution	$19.5	$.4	$98.4	$83.4
Shipping	6.6	9.5	15.7	19.1
Other energy ventures	3.7	.6	19.0	12.6
Corporate and eliminations	-	(1.2)	(3.9)	(2.0)
	$29.8	$9.3	$129.2	$113.1

The following summarizes operating income (loss) comparisons by major business segment:

•
Gas distribution operating income increased $19.1 million for the three months ended September 30, 2009 compared to the prior year due to higher gas distribution margin ($20.1 million increase) and lower operating and maintenance expense ($0.9 million decrease), partially offset by higher depreciation expense ($1.6 million increase).

Gas distribution operating income increased $15.0 million for the nine months ended September 30, 2009 compared to the prior year due to higher gas distribution margin ($31.1 million increase), partially offset by higher operating and maintenance expense ($10.5 million increase) and depreciation expense ($4.9 million increase).

•
Shipping operating income decreased $2.9 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year due to lower operating revenues ($25.2 million and $52.3 million decreases, respectively), which were partially offset by lower operating costs ($22.3 million and $48.9 million decreases, respectively).  Operating revenues were lower for both periods due primarily to lower volumes shipped ($14.2 million and $38.0 million decreases, respectively) and lower average rates ($10.9 million and $14.2 million decreases, respectively).  Operating costs were lower for both periods due primarily to lower transportation-related costs ($12.2 million and $32.5 million decreases, respectively, largely attributable to lower volumes shipped and fuel prices) and charter costs ($2.9 million and $6.7 million decreases, respectively).

•
Nicor’s other energy ventures operating income increased $3.1 million for the three months ended September 30, 2009 compared to the prior year due to higher operating income at Nicor’s energy-related products and services businesses ($2.2 million increase) and at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($1.3 million increase).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($2.3 million decrease).  Higher operating income at Nicor Enerchange was due primarily to favorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses and favorable costing of physical sales activity, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

Nicor’s other energy ventures operating income increased $6.4 million for the nine months ended September 30, 2009 compared to the prior year due to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($6.0 million increase) and at Nicor’s energy-related products and services businesses ($1.1 million increase).  Higher operating income at Nicor Enerchange was due primarily to favorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and unfavorable costing of physical sales activity.  Higher operating income at Nicor’s energy-related products and services businesses was due to higher operating revenues ($2.0 million increase), partially offset by higher operating expenses ($0.9 million increase).

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

•
Corporate and eliminations operating results increased $1.2 million for the three months ended September 30, 2009 compared to the prior year due to lower legal and business development costs ($1.4 million decrease).

Corporate and eliminations operating results decreased $1.9 million for the nine months ended September 30, 2009 compared to the prior year due to the absence of prior year recoveries of previously incurred legal costs ($3.1 million decrease) and the absence of prior year benefits realized on life insurance contracts ($1.3 million decrease).  The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).  Partially offsetting the impact of these prior year items were lower legal and business development costs ($1.7 million decrease) and lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($0.8 million decrease).  The company recorded $2.8 million of costs associated with the natural weather hedge in the current year compared to $3.6 million of costs recorded in the prior year.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by segment can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by major business segment are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Gas distribution	$215.0	$306.1	$1,525.3	$2,330.4
Shipping	83.3	108.5	256.5	308.8
Other energy ventures	34.7	34.9	163.0	157.8
Corporate and eliminations	(7.4)	(9.2)	(60.8)	(61.2)
	$325.6	$440.3	$1,884.0	$2,735.8

Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution revenues decreased $91.1 million for the three months ended September 30, 2009 compared to the prior year due to lower natural gas costs (approximately $120 million decrease), partially offset by the impact of the increase in base rates (approximately $25 million increase).  Gas distribution revenues decreased $805.1 million for the nine months ended September 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $700 million decrease), lower demand unrelated to weather (approximately $70 million decrease) and warmer weather (approximately $65 million decrease), partially offset by the impact of the increase in base rates (approximately $45 million increase).

Shipping segment operating revenues decreased $25.2 million and $52.3 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year due primarily to lower volumes shipped ($14.2 million and $38.0 million decreases, respectively) and lower average rates ($10.9 million and $14.2 million decreases, respectively).  Volumes shipped were adversely impacted by the economic slowdown.  Lower average rates were attributable to lower cost-recovery surcharges for fuel.  During the second quarter of 2008, Tropical Shipping completed an acquisition of the assets of Caribtran, Inc., which added approximately 4 percent to shipping revenues on an annualized basis.

Nicor’s other energy ventures operating revenues were essentially unchanged for the three months ended September 30, 2009 compared to the prior year at both Nicor Enerchange and at Nicor’s energy-related products and services businesses.

Nicor’s other energy ventures operating revenues increased $5.2 million for the nine months ended September 30, 2009 compared to the prior year due primarily to higher operating revenues at Nicor Enerchange ($3.1 million increase) and at Nicor’s energy-related products and services businesses ($2.0 million increase).  Higher operating revenues at Nicor Enerchange were due primarily to favorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and unfavorable costing of physical sales activity.  Higher operating revenues at Nicor’s energy-related products and services businesses were attributable to higher average contract volumes, partially offset by lower average revenue per utility-bill management contract, attributable primarily to product mix.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Gas distribution revenues	$215.0	$306.1	$1,525.3	$2,330.4
Cost of gas	(70.2)	(180.0)	(943.2)	(1,762.9)
Revenue tax expense	(12.9)	(14.3)	(112.8)	(129.3)
Gas distribution margin	$131.9	$111.8	$469.3	$438.2

Gas distribution margin increased $20.1 million for the three months ended September 30, 2009 compared to the prior year due to the impact of the increase in base rates (approximately $25 million increase).  Gas distribution margin increased $31.1 million for the nine months ended September 30, 2009 compared to the prior year due to the impact of the increase in base rates (approximately $45 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease), lower franchise gas cost recoveries (approximately $3 million decrease) and warmer weather (approximately $2 million decrease).  As a result of the rate order which became effective on March 25, 2009, Nicor Gas will recover through a cost recovery rider current year franchise gas costs over a 12 month period beginning the following May.  Prior to the March 25, 2009 rate order, such costs were recovered based upon a fixed amount determined periodically through a rate case proceeding.  As a result of this change, franchise gas cost recoveries in 2009 will be lower than prior periods with minimal impact on operating income.

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense decreased $0.9 million for the three months ended September 30, 2009 compared to the prior year due to lower company use and storage-related gas costs ($5.0 million decrease) and bad debt expense ($1.3 million decrease due to lower revenues attributable principally to lower natural gas costs), partially offset by higher pension expense, net of capitalization ($5.4 million increase).  Operating and maintenance expense increased $10.5 million for the nine months ended September 30, 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($20.2 million increase, of which $16.3 million relates to higher pension expense, net of capitalization) and the absence of prior year cost recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).  Partially offsetting these amounts were lower bad debt expense ($7.3 million decrease due to lower revenues attributable principally to lower natural gas costs) and lower franchise gas costs ($7.1 million decrease).  As a result of the rate order which became effective on March 25, 2009, the expense for franchise gas costs will be deferred until the related revenue, recovered through a cost recovery rider, is recognized.

Shipping operating expenses.  Shipping segment operating expenses decreased $22.3 million and $48.9 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year due primarily to lower transportation-related costs ($12.2 million and $32.5 million decreases, respectively, largely attributable to lower volumes shipped and fuel prices) and charter costs ($2.9 million and $6.7 million decreases, respectively).  Also affecting the three months ended results were lower payroll and benefit-related costs ($2.9 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $3.3 million for the three months ended September 30, 2009 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($2.3 million decrease) and at Nicor Enerchange ($1.5 million decrease).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average cost per utility-bill management contract, partially offset by higher average contract volumes.  The decrease in operating expenses at Nicor Enerchange was due primarily to lower transportation and storage charges.  Operating expenses decreased $1.2 million for the nine months ended September 30, 2009 compared to the prior year due to lower operating expense at Nicor Enerchange ($2.9 million decrease), partially offset by a an increase in operating expenses at Nicor’s energy-related products and services businesses ($0.9 million increase).  The decrease in operating expenses at Nicor Enerchange was due primarily to lower transportation and storage charges.  The increase in operating expenses at Nicor’s energy-related products and services businesses was due primarily to higher average contract volumes and higher selling, general and administrative costs attributable to business growth, partially offset by lower average cost per utility-bill management contract, attributable, in part, to product mix.

Interest expense.  Interest expense decreased $0.6 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year due primarily to lower average interest rates, partially offset by higher average borrowing levels and bank commitment fees.

Net equity investment income.  Net equity investment income decreased $1.9 million for the three months ended September 30, 2009 compared to the prior year due primarily to the absence of income from the company’s 50-percent interest in EN Engineering which was sold in the first quarter of 2009 ($1.0 million decrease) and a decrease in income from the company’s investment in Triton ($0.6 million decrease).  Net equity investment income increased $7.1 million for the nine months ended September 30, 2009, compared to the prior year due primarily to a $10.1 million gain recognized on the sale of EN Engineering,  partially offset by the absence of income from the company’s investment in EN Engineering ($1.8 million decrease) and a decrease in income from the company’s investment in Triton ($1.4 million decrease).

Interest income.  Interest income decreased $0.7 million for the three months ended September 30, 2009 compared to the prior year due primarily to the impact of lower average interest rates.  Interest income decreased $5.1 million for the nine months ended September 30, 2009 compared to the prior year due primarily to the impact of lower average interest rates, lower average investment balances and lower interest on tax matters.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three and nine months ended September 30, 2009, income tax expense has not been provided on approximately $3 million and $8 million, respectively, of foreign company shipping earnings that are expected to be indefinitely reinvested offshore compared to approximately $5 million and $8 million, respectively, for the three and nine months ended September 30, 2008.  As of September 30, 2009, Nicor has not recorded deferred income taxes of approximately $54 million on approximately $154 million of cumulative undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.

The effective income tax rate for the three months ended September 30, 2009 decreased to 39.6 percent from 64.9 percent in the prior-year period.  Both quarters reflect an effective income tax rate higher than the expected annual effective income tax rate as they reflect the impact of changes to forecasted annual pretax income identified in the quarter.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income. The effective income tax rate for the nine months ended September 30, 2009 increased to 32.4 percent from 26.8 percent in the prior-year period.  The higher effective income tax rate for the nine months ended September 30, 2009 is due primarily to higher 2009 forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), a decrease in projected untaxed foreign shipping earnings for 2009, a reduction in tax credits and the absence of tax reserve adjustments recognized in 2008.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Operating revenues (millions)
Sales
Residential	$126.1	$196.1	$969.8	$1,572.4
Commercial	28.9	50.5	245.9	402.1
Industrial	2.8	3.8	27.8	45.9
	157.8	250.4	1,243.5	2,020.4
Transportation
Residential	9.7	7.3	34.1	28.5
Commercial	14.0	11.9	56.9	54.9
Industrial	10.7	9.3	30.0	28.7
Other	.1	1.3	4.0	24.0
	34.5	29.8	125.0	136.1
Other revenues
Revenue taxes	13.1	14.6	114.5	131.6
Environmental cost recovery	1.3	.7	9.2	6.8
Chicago Hub	1.8	2.6	5.6	8.5
Other	6.5	8.0	27.5	27.0
	22.7	25.9	156.8	173.9
	$215.0	$306.1	$1,525.3	$2,330.4
Deliveries (Bcf)
Sales
Residential	12.7	12.3	134.9	142.6
Commercial	3.5	3.5	35.5	37.2
Industrial	.5	.3	4.4	4.5
	16.7	16.1	174.8	184.3
Transportation
Residential	1.6	1.5	17.1	16.3
Commercial	9.4	9.5	60.6	61.7
Industrial	23.0	21.3	76.6	76.7
	34.0	32.3	154.3	154.7
	50.7	48.4	329.1	339.0
Customers at end of period (thousands)
Sales
Residential	1,743	1,751
Commercial	128	127
Industrial	7	7
	1,878	1,885
Transportation
Residential	221	215
Commercial	51	53
Industrial	5	5
	277	273
	2,155	2,158

Other statistics
Degree days	66	37	3,937	3,999
Colder (warmer) than normal (1)	8%	(47)%	10%	6%
Average gas cost per Mcf sold	$3.91	$11.12	$5.24	$9.52

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

Shipping Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

TEUs shipped (thousands)	43.0	49.5	128.3	146.3
Revenue per TEU	$1,942	$2,196	$2,000	$2,111
At end of period
Ports served	25	25
Vessels operated	15	17

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

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $462.5 million for the nine months ended September 30, 2009 compared to the prior year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $8.8 million for the nine months ended September 30, 2009 compared to the prior year.

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

Financing activities.  In August 2009, Moody’s upgraded Nicor Gas’ senior secured debt rating to “Aa3” from “A1.”  The rating revision by Moody’s reflects an upgrade to the majority of senior secured debt ratings of investment-grade regulated utilities by one notch.  All other credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K. In the second quarter of 2009, Moody’s and Standard & Poor’s affirmed their credit ratings on both Nicor and Nicor Gas.  In the third quarter of 2009, Fitch affirmed their credit ratings on both Nicor and Nicor Gas.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

On February 25, 2009, Nicor Gas filed a shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $365.0 million, $739.9 million and $439.0 million of commercial paper borrowings outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the nine months ended September 30, 2009.  This quarterly dividend rate was also applicable in 2008.  The company paid dividends on its common stock of $63.5 million and $63.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that will require utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  In addition, the legislation allows utility companies to implement, subject to ICC approval, a rate adjustment mechanism for bad debt expense starting with the 2008 year.  Certain provisions of the legislation will be implemented on a pilot basis beginning in 2009.  The company is currently evaluating the impact of this legislation on the company’s results of operations, cash flows and financial condition.

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

PBR plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under ICC review.  There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”).  As a result of the motion to reopen, Nicor Gas, the staff of the ICC and CUB entered into a stipulation providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff.  The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan.  The company has committed to cooperate fully in the reviews of the PBR plan.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the Administrative Law Judges (“ALJs”) assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2009.

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

NEW ACCOUNTING PRONOUNCEMENT

For information concerning the new requirements for fair value measurements and disclosures, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncement.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

GSA Notice of Proposed Debarment.  As reported in the company’s Form 10-Q for the quarter ended March 31, 2009, Nicor received a notice of proposed debarment from the GSA in the first quarter of 2009.  On September 21, 2009, the GSA issued a letter notifying the company of a determination that no cause for debarment of the company currently exists.  As a result of such determination, the GSA terminated the proposed debarment proceeding.

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Regulatory Proceedings and Note 16 – Contingencies, which are incorporated herein by reference.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first nine months of 2009 or 2008.  As of September 30, 2009, $21.5 million remained authorized for the repurchase of common stock.

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

Nicor Inc.

October 30, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)