Form 10-K
period 2009-12-31
NICOR INC
filed 2010-02-24
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

The aggregate market value of common stock (based on the June 30, 2009 closing price of $34.62) held by non-affiliates of the registrant was approximately $1.5 billion.  As of February 17, 2010, there were 45,245,188 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2010 Annual Meeting Definitive Proxy Statement, to be filed on or about March 10, 2010, are incorporated by reference into Part III.

Nicor Inc.

i

Nicor Inc.

Glossary

ALJs.  Administrative Law Judges.

ARO.  Asset retirement obligation.

Central Valley.  Central Valley Gas Storage, L.L.C., a wholly owned business that is developing a natural gas storage facility in the Sacramento River valley of north-central California.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008 and 2007.

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

ii

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company) is a regulated wholly owned public utility business and one of the nation’s largest distributors of natural gas.

Nicor Services.  Nicor Energy Services Company, a wholly owned business that provides customer move connection services for utilities and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

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

Rider.  A rate adjustment mechanism that is part of a utility’s tariff which authorizes it to provide specific services or assess specific charges.

SEC.  The United States Securities and Exchange Commission.

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

Nicor, an Illinois corporation formed in 1976, is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s major subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, and Nicor Enerchange, a wholesale natural gas marketing company.  As a consolidated group, Nicor had approximately 3,900 employees at year-end 2009.

Summary financial information for Nicor’s major businesses is included in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Business Segment and Geographic Information.  The following sections describe Nicor’s larger businesses.  Certain terms used herein are defined in the glossary on pages ii and iii.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Gas Distribution Statistics on page 26 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2009.

Nicor Gas maintains franchise agreements with most of the incorporated municipalities it serves, allowing it to construct, operate and maintain distribution facilities in those incorporated municipalities.  Franchise agreement terms range up to 50 years.  Currently, about one-third of the agreements will expire within five years.

Customers have the option of purchasing their own natural gas supplies, with delivery of the gas by Nicor Gas.  The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels.  The choice of transportation service as compared to natural gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.  Nicor Gas continues to deliver natural gas, maintain its distribution system and respond to emergencies.

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

Pipeline transportation.  The Nicor Gas distribution and storage system is directly connected to eight interstate pipelines.  This provides the company with direct access to most of the major natural gas producing regions in North America.  The company has long-term transportation contracts with nearly all of these interstate pipelines and generally has a right-of-first-refusal for contract extensions.  The largest of these long-term transportation contracts is with Natural Gas Pipeline Company of America (“NGPL”) which provides approximately 70 percent of the firm transportation capacity. In addition, Nicor Gas enters into short-term winter-only transportation contracts and market-area transportation contracts that enhance Nicor Gas’ operational flexibility.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2012 and 2013.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

Competition/Demand

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory.   Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a tariff that allows negotiation with potential bypass customers.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather, conservation and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal weather impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.

The effect of weather variations on Nicor Gas’ results is offset, in part, due to weather risks within the consolidated Nicor group related to the utility-bill management products marketed by Nicor Solutions and Nicor Advanced Energy.  The amount of this offset has approximated 30 percent to 65 percent and will vary depending upon the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

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

Regulation

Nicor Gas is regulated by the ICC, which governs utility rates and services in Illinois.  Those ICC orders and regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  On March 25, 2009, the ICC issued an order approving an increase in Nicor Gas’ base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  On October 7, 2009, the ICC increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million as a result of a rehearing decision and increased the rate of return on rate base to 8.09 percent.  Therefore, the total annual base revenue increase resulting from these ICC orders is approximately $80 million.  For additional information about the rate proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 19 – Regulatory Proceedings.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.  The annual prudence reviews for calendar years 1999-2009 are open for review.

•
As with the cost of natural gas, the company has ICC-approved tariffs that provide for the pass-through of prudently incurred environmental costs (related to the remediation of former manufactured gas plant sites) and, effective in 2009, franchise gas costs and costs associated with an energy efficiency program.  These costs are also subject to annual ICC review.

•
On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its base rates for the respective year.  For additional information about the bad debt rider, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 19 – Regulatory Proceedings.

Nicor Gas enters into various service agreements with Nicor and its affiliates.  Nicor Gas, to the extent required, obtains ICC approvals for these agreements.

The ICC has other rules that impact the operations of utilities in Illinois.

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

At December 31, 2009, Tropical Shipping’s operating fleet consisted of 11 owned vessels and 4 chartered vessels with a container capacity totaling approximately 5,270 TEUs.  In addition to the vessels, the company owns and/or leases containers, container-handling equipment, chassis and other equipment.  Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

Additional information about Tropical Shipping’s business is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

OTHER ENERGY VENTURES

Nicor owns several energy-related ventures, including three companies marketing energy-related products and services and a wholesale natural gas marketing company.  Nicor is also developing natural gas storage facilities and owns an interest in an interstate natural gas pipeline.

Nicor Services, Nicor Solutions and Nicor Advanced Energy are businesses that provide energy-related products and services to retail markets, including residential and small commercial customers.  Nicor Services operates primarily in northern Illinois and provides warranty and maintenance contracts, as well as repair and installation services of heating, air conditioning and indoor air-quality equipment, and customer move connection services for utilities.  In conjunction with national expansion efforts, Nicor Services began doing business under the Nicor National brand in 2009.  Nicor Solutions offers its residential and small commercial customers, primarily in the Nicor Gas service territory, energy-related products that provide for natural gas price stability and management of their utility bill.  These products mitigate and/or eliminate the risks to customers of colder than normal weather and/or changes in natural gas prices.  Nicor Advanced Energy is certified by the ICC as an Alternate Gas Supplier, authorizing it to be a non-utility marketer of natural gas for residential and small commercial customers.  Nicor Advanced Energy presently operates in northern Illinois, offering customers an alternative to the utility as its natural gas supplier.

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the Chicago market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

Central Valley is developing a natural gas storage facility in the Sacramento River valley of north-central California and plans to provide approximately 10 Bcf of working natural gas capacity, offering flexible, high-deliverability multi-cycle services and interconnection to regional pipelines.   Central Valley currently expects to begin injections of natural gas starting in 2010 and to begin to offer initial service in 2012.  Nicor also is evaluating the development of other natural gas storage facilities in the United States.

Horizon Pipeline, a 50-percent-owned joint venture with NGPL, operates a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.  Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under an agreement expiring in 2012 at rates that have been accepted by FERC.

EN Engineering, a previously-owned joint venture between Nicor and A. Epstein & Sons International, is an engineering and consulting firm that specializes in the design, installation and maintenance of natural gas, petroleum and liquid pipeline facilities.  EN Engineering provides engineering and corrosion services to Nicor Gas.  Nicor sold its ownership on March 31, 2009.

Additional information about Nicor’s other energy ventures is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

CORPORATE

Nicor has equity investments in a cargo container leasing business and certain affordable housing investments.  Additional information on Nicor’s equity investments are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Equity Investment Income, Net.

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

Nicor Gas is regulated by the ICC, which has general regulatory power over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, system of accounts, investments, safety standards, transactions with affiliated interests and other matters.

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2009 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

Additionally, Nicor Gas is permitted by ICC regulations to periodically adjust the charge to its customers to recover the company’s prudently incurred actual costs associated with environmental remediation at former manufactured gas plant sites, franchise payments to municipalities, energy efficiency programs and, as approved in February 2010, bad debt expense.  These charges are subject to subsequent prudence reviews by the ICC and any disallowance of costs by the ICC could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

Nicor Gas is subject to rules and regulations pertaining to the integrity of its distribution system and environmental compliance.  The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

The ICC has other rules that impact the operations of utilities in Illinois.  Changes in these rules could impact the company’s results of operations, cash flows and financial condition.

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

A change in the ICC’s approved rate mechanism for recovery of environmental remediation costs at former manufactured gas plant sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites for which the company may in part be responsible.  Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under an ICC-approved mechanism for the recovery of prudently incurred costs.  A change in this rate recovery mechanism, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines, with which it or its natural gas suppliers have contracts, and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all of its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Fluctuations in weather, economic conditions and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor Gas has historically delivered less natural gas, and consequently may earn less income.  Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition.  In addition, factors including, but not limited to, conservation, economic conditions and the use of alternative fuel sources could also result in lower customer demand.

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

Conservation could adversely affect the company's results of operations, cash flows and financial condition.

As a result of recent legislative and regulatory initiatives, the company is putting in place programs to promote additional energy efficiency by its customers.  Funding for such programs will be recovered through a cost recovery rider.  However, the adverse impact of lower deliveries and resulting reduced margin could adversely affect the company's results of operations, cash flows and financial condition until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Possible legislation or regulation intended to address concerns about climate change could adversely affect the company’s results of operations, cash flows and financial condition.

Governmental agencies are evaluating changes in laws to address concerns about the possible effects of greenhouse gas emissions on climate.  Among other things, future laws may mandate reductions in future emissions by the company and its customers.  If enacted, such laws could require the company to reduce emissions and to incur compliance costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the operating costs and competitive positions of the company’s businesses which could adversely affect its results of operations, cash flows and financial condition.

Nicor’s energy-related businesses are sensitive to changes in natural gas prices. Natural gas prices historically have been volatile and may continue to be volatile in the future.  Prices for natural gas are subject to a variety of factors that are beyond Nicor’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, natural disasters and political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor’s energy-related businesses charge, operating costs and the competitive position of products and services.  In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas.  However, changes in natural gas prices can also impact certain operating and financing costs that can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case.  Increases in natural gas prices can also have an adverse effect on natural gas distribution margin because such increases can result in lower customer demand.

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

Nicor uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor’s derivative instruments do not qualify for hedge accounting treatment or for which hedge accounting is not elected, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

A significant decline in the market value of investments held within the pension trust maintained by Nicor Gas adversely affects the company’s results of operations, cash flows and financial condition.

Nicor Gas sponsors a defined benefit pension plan and, over the years, has made contributions to a trust to fund future benefit obligations of the pension plan participants.  A significant decline in the market value of investments held in the trust of the pension plan unfavorably impacts the benefit costs associated with the pension plan and could adversely affect Nicor Gas’ liquidity if additional contributions to the trust are required. These impacts, either individually or in aggregate, may adversely affect the company’s results of operations, cash flows and financial condition.

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

The company is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, billing, credit and collection matters, intersegment services, gas cost prudence reviews and other matters.  Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Illinois Attorney General Subpoena.  On February 8, 2010, the Office of the Attorney General for the State of Illinois (“IOAG”) issued a subpoena to Nicor to provide documents in connection with an IOAG investigation pursuant to the Illinois Whistleblower Reward and Protection Act.  According to the subpoena, the IOAG investigation relates to billing practices used with certain customer accounts involving government funds.  While the company believes its billing practices comply with ICC requirements, the company is unable to predict the outcome of this matter or reasonably estimate its potential exposure, if any, and has not recorded a liability associated with this matter.

Also see Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Position and Business Experience during past five years

Russ M. Strobel	57	Chairman, Nicor and Nicor Gas (since 2005); Chief Executive Officer, Nicor (since 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002).

Richard L. Hawley	60	Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003).

Rocco J. D’Alessandro	51	Executive Vice President Operations, Nicor Gas (since 2006); Senior Vice President Operations, Nicor Gas (2002-2006).

Daniel R. Dodge	56	Executive Vice President Diversified Ventures, Nicor (since 2007); Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (2002-2007).

Claudia J. Colalillo	60	Senior Vice President Human Resources and Corporate Communications, Nicor (since 2002) and Nicor Gas (since 2006); Senior Vice President Human Resources and Customer Care, Nicor Gas (2002-2006).

Paul C. Gracey, Jr.	50	Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2006); Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002-2006).

Gerald P. O’Connor	58
Senior Vice President Finance and Strategic Planning, Nicor and Nicor Gas (since 2007); Senior Vice President Finance and Treasurer, Nicor and Nicor Gas (2007); Vice President Administration and Finance, Nicor and Nicor Gas (2004-2006).

Karen K. Pepping	45	Vice President and Controller, Nicor and Nicor Gas (since 2006); Assistant Vice President and Controller, Nicor and Nicor Gas (2005-2006); Assistant Controller, Nicor and Nicor Gas (2003-2005).

Douglas M. Ruschau	51	Vice President and Treasurer, Nicor and Nicor Gas (since 2007); Vice President Finance and Treasurer, Peoples Energy Corporation (2002-2007).

Rick Murrell	63	Chairman and President, Tropical Shipping and Construction Company Limited (since 2006); President and CEO, Tropical Shipping and Birdsall Inc. (1986-2005).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges.  At February 17, 2010, there were approximately 17,700 common stockholders of record and the closing stock price was $39.92.

	Stock price		Dividends
Quarter	High	Low	Declared

2009
First	$36.34	$27.50	$.465
Second	35.37	30.28	.465
Third	38.08	32.83	.465
Fourth	43.39	34.96	.465

2008
First	$42.70	$32.35	$.465
Second	44.55	33.33	.465
Third	51.99	38.01	.465
Fourth	48.42	32.53	.465

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during 2009 or 2008.  As of December 31, 2009, $21.5 million remained authorized for the repurchase of common stock.

STOCK PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for Nicor Common Stock, the S&P Utilities Index and the S&P 500 Index (both of which include Nicor Common Stock) as of December 31 of each of the years indicated, assuming $100 was invested on January 1, 2005, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return

	2005	2006	2007	2008	2009

Nicor	$111	$139	$131	$113	$144
S&P Utilities	117	141	168	120	134
S&P 500	105	121	128	81	102

Nicor Inc.

Item 6. Selected Financial Data
(in millions, except per share data)

	Year ended December 31
	2009	2008	2007	2006	2005

Operating revenues	$2,652.1	$3,776.6	$3,176.3	$2,960.0	$3,357.8

Operating income	$220.3	$185.0	$206.5	$202.5	$201.7

Net income	$135.5	$119.5	$135.2	$128.3	$136.3

Earnings per average share of common stock
Basic	$2.99	$2.64	$2.99	$2.88	$3.08
Diluted	2.98	2.63	2.99	2.87	3.07

Dividends declared per common share	$1.86	$1.86	$1.86	$1.86	$1.86

Property, plant and equipment
Gross	$4,961.0	$4,802.4	$4,611.7	$4,479.7	$4,351.3
Net	2,939.1	2,858.6	2,757.3	2,714.7	2,659.1

Total assets	$4,435.7	$4,784.0	$4,271.3	$4,137.2	$4,453.4

Capitalization
Long-term debt, net of unamortized discount	$498.2	$448.0	$422.8	$497.5	$485.8
Mandatorily redeemable preferred stock	.1	.6	.6	.6	.6
Common equity	1,037.7	973.1	945.2	876.1	814.8
	$1,536.0	$1,421.7	$1,368.6	$1,374.2	$1,301.2

See Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for factors that can impact year-to-year comparisons and may affect the future performance of Nicor's business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2007 to 2009 and to discuss business trends that might affect Nicor.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2009	2008	2007

Net income	$135.5	$119.5	$135.2

Diluted earnings per common share	$2.98	$2.63	$2.99

When comparing 2009 results to 2008, net income and diluted earnings per common share for 2008 include pretax mercury-related costs of $0.6 million ($.01 per share).  Year over year comparisons (excluding the effect of the mercury-related costs) reflect improved operating results in the company’s gas distribution business and other energy-related businesses and higher equity investment income, partially offset by lower operating income in the company’s shipping business, lower interest income and a higher effective income tax rate.

When comparing 2008 results to 2007, net income and diluted earnings per common share for 2007 include pretax mercury-related recoveries of $8.0 million ($.11 per share) associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.  Net income and diluted earnings per common share for 2008 include pretax mercury-related costs of $0.6 million ($.01 per share).  Year over year comparisons (excluding the effects of the items noted above) reflect improved operating results in the company’s gas distribution business and higher equity investment income, which were more than offset by lower operating income in the company’s shipping business and other energy-related businesses, lower corporate operating results and higher interest expense.

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  In December 2009, Nicor Gas withdrew appeals of the ICC rate orders that it previously had filed in state appellate court.  The ICC’s decision on rehearing, therefore, is final and no longer subject to appeal.

As a result of the rates placed into effect in 2009, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider will provide for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It will also provide for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February order, Nicor Gas will record in the first quarter of 2010 a net recovery related to 2008 and 2009 of approximately $32 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Capital market environment.  The volatility in the capital markets over the past two years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	2009	2008	2007

Gas distribution	$149.7	$124.4	$128.7
Shipping	29.2	39.3	45.4
Other energy ventures	45.5	25.3	34.0
Corporate and eliminations	(4.1)	(4.0)	(1.6)
	$220.3	$185.0	$206.5

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $25.3 million in 2009 compared to the prior year due to higher gas distribution margin ($39.0 million increase), partially offset by higher depreciation expense ($6.5 million increase) and operating and maintenance expense ($5.8 million increase).

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

•
Shipping operating income decreased $10.1 million in 2009 compared to the prior year due to lower operating revenues ($72.6 million decrease), which were partially offset by lower operating costs ($62.5 million decrease).  Lower operating revenues were attributable to lower volumes shipped and lower average rates.  Operating costs were lower due primarily to lower transportation-related costs, charter costs and payroll and benefit-related costs.

Shipping operating income decreased $6.1 million in 2008 compared to the prior year as higher operating revenues ($21.3 million increase) were more than offset by higher operating costs ($27.4 million increase).  Higher operating revenues were attributable to higher average rates, partially offset by lower volumes shipped.  Operating costs were higher due primarily to higher transportation-related costs.

•
Nicor’s other energy ventures operating income increased $20.2 million in 2009 compared to the prior year due primarily to higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($18.2 million increase) and at Nicor’s energy-related products and services businesses ($1.7 million increase).  Higher operating income at Nicor Enerchange was due primarily to favorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($7.0 million decrease), partially offset by lower operating revenues ($5.3 million decrease).

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

Nicor Enerchange uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized.  A source of commodity price risk arises as Nicor Enerchange purchases and holds natural gas in storage to earn a profit margin from its ultimate sale.  However, gas stored in inventory is required to be accounted for at the lower of weighted-average cost or market, whereas the derivatives used to reduce the risk associated with a change in the value of the inventory are carried at fair value, with changes in fair value recorded in operating results in the period of change.  In addition, Nicor Enerchange also uses derivatives to mitigate the commodity price risks of the utility-bill management products offered by Nicor’s energy-related products and services businesses.  The gains and losses associated with the utility-bill management products are recognized in the months that the services are provided.  However, the underlying derivatives used to hedge the price exposure are carried at fair value.  For derivatives that either do not meet the requirements for hedge accounting or for which hedge accounting is not elected, the changes in fair value are recorded in operating results in the period of change.  As a result, earnings are subject to volatility as the fair value of derivatives change.  The volatility resulting from this accounting can be significant from period to period.

•	Corporate and eliminations’ operating income for 2009, 2008 and 2007 was impacted by the following items:

In 2009 and 2008, corporate and eliminations’ operating income included costs of $3.7 million and $6.2 million, respectively, associated with Nicor’s other energy ventures’ utility-bill management products attributable to colder than normal weather.  Both periods exclude costs of approximately $0.6 million recorded within other energy ventures.  In 2007, there was no material weather impact related to other energy ventures’ utility-bill management contracts.  The above noted benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

In 2008, corporate and eliminations’ operating income included recoveries of previously incurred legal costs of $3.1 million.  The legal cost recoveries were from a counterparty with whom Nicor previously did business during the PBR timeframe.  The total recovery was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution business (recorded as a reduction to operating and maintenance expense).

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	2009	2008	2007

Gas distribution	$2,140.8	$3,206.9	$2,627.5
Shipping	352.6	425.2	403.9
Other energy ventures	239.0	230.3	244.5
Corporate and eliminations	(80.3)	(85.8)	(99.6)
	$2,652.1	$3,776.6	$3,176.3

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues decreased $1,066.1 million in 2009 compared to the prior year due primarily to lower natural gas costs (approximately $900 million decrease), warmer weather in 2009 (approximately $140 million decrease) and lower demand unrelated to weather (approximately $60 million decrease), partially offset by the impact of the increase in base rates (approximately $60 million increase).

Gas distribution operating revenues increased $579.4 million in 2008 compared to the prior year due primarily to higher natural gas costs (approximately $370 million increase) and colder weather in 2008 (approximately $185 million increase).

Shipping operating revenues decreased $72.6 million in 2009 compared to the prior year due to lower volumes shipped ($44.2 million decrease) and lower average rates ($28.4 million decrease).  Volumes shipped were adversely impacted by the economic slowdown.  Lower average rates were attributable to lower cost-recovery surcharges for fuel.

Shipping operating revenues increased $21.3 million in 2008 compared to the prior year due to higher average rates ($39.9 million increase), partially offset by lower volumes shipped ($18.6 million decrease).  Rates were higher due primarily to cost-recovery surcharges for fuel.  Volumes shipped were adversely impacted by decreased construction cargo, decreased tourism and increased competition.

Nicor’s other energy ventures operating revenues increased $8.7 million in 2009 compared to the prior year due primarily to higher operating revenues at Nicor Enerchange ($13.9 million increase) partially offset by lower operating revenues at Nicor’s energy-related products and services businesses ($5.3 million decrease).  Higher operating revenues at Nicor Enerchange were due to favorable results from the company’s risk management activities associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.

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

Corporate and eliminations primarily reflects the elimination of revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

Gas distribution margin.  Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues.  Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in gas distribution revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on gas distribution margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  As a result, changes in revenue included in gas distribution margin attributable to these items are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of gas distribution revenues and margin follows (in millions):

	2009	2008	2007

Gas distribution revenues	$2,140.8	$3,206.9	$2,627.5
Cost of gas	(1,345.7)	(2,427.8)	(1,906.5)
Revenue tax expense	(148.1)	(171.1)	(148.7)
Gas distribution margin	$647.0	$608.0	$572.3

Gas distribution margin increased $39.0 million in 2009 compared to the prior year due to the impact of the increase in base rates (approximately $60 million increase), partially offset by warmer weather (approximately $8 million decrease), lower demand unrelated to weather (approximately $5 million decrease) and lower revenue from cost recovery riders (approximately $3 million decrease).  As a result of the 2009 rate orders, Nicor Gas will recover annual franchise gas costs over a twelve-month period beginning the subsequent May.  Prior to the 2009 rate orders, such costs were recovered based upon a fixed amount determined periodically through a rate case proceeding.  As a result of this change, franchise gas cost recoveries in 2009 are lower than prior periods with minimal impact on operating income.  In 2009, the company also began recovering costs associated with an energy efficiency program.

Gas distribution margin increased $35.7 million in 2008 compared to the prior year due primarily to colder weather (approximately $15 million increase) and the impact of customer interest (approximately $12 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $5.8 million in 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($26.5 million increase of which $21.8 million relates to higher pension expense, net of capitalization), the absence of prior year cost recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a 2007 investigation of the presence of PCBs in the company’s distribution system and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe), higher postage charges ($2.0 million increase) and higher costs on legal matters ($1.8 million increase).  Partially offsetting these amounts were lower bad debt expense ($17.5 million decrease due to lower revenues attributable principally to lower natural gas costs), lower company use and storage-related gas costs ($7.3 million decrease) and lower costs associated with the aforementioned cost recovery riders approved in the 2009 rate orders ($5.7 million decrease).

Gas distribution operating and maintenance expense increased $24.8 million in 2008 compared to the prior year due primarily to higher bad debt expense ($17.7 million increase) and payroll and benefit-related costs ($4.9 million increase).  Higher bad debt expense is attributable to higher revenues and worsening economic conditions.  Also included in gas distribution operating and maintenance expense for 2008 were the recoveries of previously incurred costs ($3.9 million) mentioned above.

Other gas distribution operating expenses.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related costs in 2008 were $0.6 million.  Mercury-related recoveries in 2007 reflect a $7.2 million favorable reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 21 – Contingencies – Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2008 and 2007, Nicor Gas realized pretax gains of $0.8 million and $2.0 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Shipping operating expenses.  Shipping operating expenses decreased $62.5 million in 2009 compared to the prior year due primarily to lower transportation-related costs ($36.9 million decrease, largely attributable to lower volumes shipped and fuel prices), charter costs ($10.1 million decrease) and payroll and benefit-related costs ($5.8 million decrease).

Shipping operating expenses increased $27.4 million in 2008 compared to the prior year due primarily to higher transportation-related costs ($20.7 million increase) attributable primarily to increased fuel costs.

Other energy ventures operating expenses.  Nicor’s other energy ventures operating expenses decreased $11.5 million in 2009 compared to the prior year due primarily to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($7.0 million decrease) and at Nicor Enerchange ($4.3 million decrease).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average costs associated with utility-bill management contracts, partially offset by higher average contract volumes and higher selling, general and administrative costs attributable to business growth.  The decrease in operating expenses at Nicor Enerchange was due primarily to lower transportation and storage charges attributable to lower natural gas prices.

Nicor’s other energy ventures operating expenses decreased $5.5 million in 2008 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($12.2 million decrease), partially offset by an increase in operating expenses at Nicor Enerchange ($5.2 million increase).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average costs associated with utility-bill management contracts, attributable to product mix.  Higher operating expenses at Nicor Enerchange were due primarily to an increase in charges resulting from increased transportation capacity.

Other corporate expenses and eliminations.  Other corporate operating expenses (income) were $0.6 million, ($2.0) million and $1.8 million in 2009, 2008 and 2007, respectively.  In 2008, Nicor recorded a benefit of $3.1 million related to recoveries of previously incurred legal costs.  Also included in the amounts for all years presented are certain business development costs.

Intercompany eliminations were ($76.7) million, ($79.8) million and ($99.8) million in 2009, 2008 and 2007, respectively, and related primarily to utility-bill management products.

Interest expense.  Interest expense decreased $1.4 million in 2009 compared to the prior year due to lower average interest rates ($5.3 million decrease), partially offset by the impact of higher interest on income tax matters ($1.9 million increase) and bank commitment fees ($1.5 million increase).

Interest expense increased $2.2 million in 2008 compared to the prior year.  This increase reflects the impacts of higher interest on income tax matters ($5.4 million increase) and higher average borrowing levels, partially offset by lower average interest rates.  In 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reduced its reserve for interest payable by $9.6 million.

Net equity investment income.  Net equity investment income increased $6.4 million in 2009 compared to the prior year due primarily to a $10.1 million gain recognized on the sale of the company’s 50-percent interest in EN Engineering in the first quarter of 2009, partially offset by the absence of income from the company’s investment in EN Engineering ($2.8 million decrease) and a decrease in income from the company’s investment in Triton ($1.1 million decrease).

Net equity investment income increased $3.1 million in 2008 compared to the prior year due primarily to higher income from Triton ($1.3 million increase) and EN Engineering ($1.3 million increase).

Equity investment results include $5.3 million, $6.4 million and $5.1 million for 2009, 2008 and 2007, respectively, for Nicor’s share of income from Triton.

Interest income.  Interest income decreased $6.5 million in 2009 compared to the prior year due primarily to the impact of lower average interest rates ($2.5 million decrease), interest on tax matters ($2.2 million decrease) and average investment balances ($1.5 million decrease).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2009, 2008 and 2007, income tax expense has not been provided on approximately $19 million, $23 million and $39 million, respectively, of foreign company shipping earnings.

At December 31, 2009, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $58 million on approximately $165 million of cumulative undistributed foreign earnings.

The effective income tax rate was 32.4 percent, 27.0 percent and 26.6 percent for 2009, 2008 and 2007, respectively.  The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), as well as a decrease in untaxed foreign earnings and the absence of the 2008 tax reserve adjustments.  The higher effective income tax rate in 2008 compared to 2007 reflects a decrease in untaxed foreign earnings in 2008, offset, in part, by tax reserve adjustments.

Nicor Inc.

Gas Distribution Statistics
	2009	2008	2007

Operating revenues (millions)
Sales
Residential	$1,377.9	$2,176.2	$1,791.4
Commercial	350.4	551.4	426.2
Industrial	38.2	61.9	47.6
	1,766.5	2,789.5	2,265.2
Transportation
Residential	47.1	40.9	31.1
Commercial	79.1	82.2	76.7
Industrial	39.4	38.3	37.5
Other	4.1	25.7	10.6
	169.7	187.1	155.9
Other revenues
Revenue taxes	150.3	174.0	149.6
Environmental cost recovery	12.5	9.7	10.9
Chicago Hub	7.7	11.3	19.0
Other	34.1	35.3	26.9
	204.6	230.3	206.4
	$2,140.8	$3,206.9	$2,627.5

Deliveries (Bcf)
Sales
Residential	199.8	214.4	201.8
Commercial	52.7	54.7	48.7
Industrial	6.3	6.4	5.7
	258.8	275.5	256.2
Transportation
Residential	25.4	25.6	19.7
Commercial	89.6	93.1	84.6
Industrial	102.1	103.9	107.8
	217.1	222.6	212.1
	475.9	498.1	468.3

Year-end customers (thousands)
Sales
Residential	1,763	1,760	1,789
Commercial	132	130	128
Industrial	8	8	7
	1,903	1,898	1,924
Transportation
Residential	218	222	191
Commercial	50	53	54
Industrial	5	5	5
	273	280	250
	2,176	2,178	2,174

Other statistics
Degree days	6,106	6,348	5,756
Colder (warmer) than normal (1)	9%	9%	(1%)
Average gas cost per Mcf sold	$5.06	$8.76	$7.36

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008 and 2007.

Shipping Statistics	2009	2008	2007

TEUs shipped (thousands)	176.6	197.1	206.6
Revenue per TEU	$1,997	$2,158	$1,955

At end of period
Ports served	25	25	26
Vessels operated	15	17	19

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

Operating cash flows.  Net cash flow provided from (used for) operating activities was $570.8 million, ($27.4) million and $252.2 million in 2009, 2008 and 2007, respectively.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities was $211.5 million, $265.3 million and $193.9 million in 2009, 2008 and 2007, respectively.

Capital expenditures.  Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.  Capital expenditures by the company’s major businesses are presented in the following table (in millions):

	Estimated
	2010	2009	2008	2007

Gas distribution	$195	$203	$229	$159
Shipping	65	22	17	14
Other energy ventures	60	6	4	4
	$320	$231	$250	$177

Gas distribution capital expenditures decreased in 2009 versus 2008 due to the impact of lower customer additions (approximately $10 million decrease), information technology improvements (approximately $10 million decrease), facility construction (approximately $9 million decrease) and lower expenditures associated with gas distribution, transmission and storage system improvements (approximately $7 million decrease), partially offset by higher capitalized overhead costs attributable to higher postretirement benefit costs (approximately $9 million increase).

Gas distribution capital expenditures increased in 2008 versus 2007 due to higher expenditures associated with gas distribution, transmission and storage system improvements (approximately $55 million increase), facility construction (approximately $15 million increase) and information technology improvements (approximately $10 million increase), partially offset by the impact of lower customer additions (approximately $10 million decrease).

Gas distribution capital expenditures are expected to decrease in 2010 versus 2009 due to lower expenditures associated with gas distribution, transmission and storage system improvements, partially offset by the impact of new service additions and information technology improvements.

Shipping capital expenditures increased in 2009 due primarily to progress payments on the construction of a new vessel, partially offset by a decrease in facility expansion.

Shipping capital expenditures increased in 2008 due to an increase in container replacements, partially offset by a decrease in facility expansion and freight handling equipment expenditures.

Shipping capital expenditures are expected to increase in 2010 versus 2009 due primarily to the budgeted purchase of two vessels, increased expenditures related to containers, and port and facility expansion.

Nicor’s capital budget in 2010 also includes approximately $55 million for the continued development of a natural gas storage field.  Central Valley is developing an underground natural gas storage facility north of Sacramento, California.  Central Valley currently expects to start initial injections beginning in 2010 and full service by 2012.

Additional investing activities.  Yearly fluctuations in additional investing activities include the following items:
•	All three years reflect increased short-term investments primarily at the company’s shipping business.
•
In March 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price is $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

•	The release of $10.0 million from escrow in 2007 associated with the settlement of the company’s SEC inquiry.

Financing activities.  The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-2	F-1
Senior Unsecured Debt	AA	n/a	A
Corporate Credit Rating	AA	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	Aa3	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In the third quarter of 2009, Moody’s upgraded Nicor Gas’ senior secured debt rating to “Aa3” from “A1.”  The rating revision by Moody’s reflects an upgrade to the majority of senior secured debt ratings of investment-grade regulated utilities by one notch.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs (to the extent not provided by internally generated funds) and for general corporate purposes.

In July 2009, Nicor Gas, through a private placement, issued $50 million in First Mortgage Bonds at 4.70 percent, due in 2019.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

At December 31, 2009, Nicor Gas had the capacity to issue approximately $440 million of additional First Mortgage Bonds under the terms of its indenture.  On February 25, 2009, Nicor Gas filed a new shelf registration with a $225 million capacity, which became effective on March 20, 2009.

Nicor believes it is in compliance with its debt covenants.  Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $494.0 million and $739.9 million of commercial paper outstanding at December 31, 2009 and 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock.  Nicor maintained its quarterly common stock dividend rate during 2009 of $0.465 per common share.  The company paid dividends on its common stock of $84.8 million, $84.4 million and $84.1 million in 2009, 2008 and 2007, respectively.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

Nicor currently has a dividend reinvestment program that offers the opportunity to holders of Nicor common and preferred shares to purchase additional shares of Nicor common stock by reinvesting the dividends paid on all of their shares and/or making direct cash purchases.  Shares are acquired by Nicor on behalf of participants through purchases in the open market.  Nicor amended the program in 2009 to allow Nicor to issue new shares of common stock as opposed to purchasing them in the open market.  Proceeds from newly issued shares will be used for advances to or equity investments in its subsidiaries, for other investment opportunities, or for general corporate purposes.   In 2009, no new shares were issued under the dividend reinvestment program.

In 2001, Nicor announced a $50 million common stock repurchase program.  Purchases may be made as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There were no purchases under this program in 2009, 2008 and 2007, and at December 31, 2009, $21.5 million remained authorized for the repurchase of common stock.

Preferred Stock.  In 2009 and 2007, Nicor redeemed 10,150 and 100 shares, respectively, of 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at an average redemption price of $46.43 and $43.00 per share, respectively, plus accrued unpaid dividends.  There were 1,431 shares of the 4.48 percent Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2009.

Off-balance sheet arrangements.  Nicor has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Guarantees and Indemnities.  The company believes the likelihood of any such payment under these guarantees is remote.  No liability has been recorded for these guarantees.

Contractual obligations.  At December 31, 2009, Nicor had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$640.4	$287.9	$48.7	$12.5	$989.5
Long-term debt	-	75.0	-	425.0	500.0
Fixed interest on long-term debt	30.6	51.7	51.3	368.4	502.0
Operating leases	15.2	16.2	5.9	22.2	59.5
	$686.2	$430.8	$105.9	$828.1	$2,051.0

In addition to the contractual obligations included in the table above, Nicor has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued a liability for estimated unrecognized tax benefits of $9.6 million at December 31, 2009, of which approximately $6 million is reasonably expected to be paid within the next 12 months.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing businesses.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using NYMEX futures prices as of December 31, 2009.

Operating leases are primarily for vessels, containers and equipment in the shipping business, office space and equipment in the gas distribution business and office space for the other energy ventures.  Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $31.4 million, $41.7 million and $41.3 million in 2009, 2008 and 2007, respectively.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income customers. Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges. The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  The legislation also allows utility companies to implement, subject to ICC approval, a rider for bad debt expense starting with expense incurred in the 2008 fiscal year.  As previously noted, the ICC approved a bad debt rider for Nicor Gas on February 2, 2010.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase.  A number of parties have intervened in the proceeding.  Changes to the operating agreement by the ICC that restrict or prohibit inter-company transactions that currently are permitted could adversely impact the company’s results of operations, cash flows and financial condition.

Labor negotiations.  On April 17, 2009, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new labor contract which expires on February 28, 2014.  The agreement covers approximately 1,400 employees of Nicor Gas.  The new contract provides for, among other things, general wage increases and changes to various employee benefits, and it is not expected to have a material impact on the company’s results of operations, cash flows and financial condition.

Other.  Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

OUTLOOK

Nicor’s 2010 outlook assumes weather based on historical patterns, but excludes, among other things, the ICC’s PBR plan/PGA review or other contingencies.  The company’s outlook also does not reflect the additional variability in earnings due to fair value accounting adjustments at Nicor Enerchange and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2010 earnings, they are currently not estimable.

Gas distribution.  Nicor Gas expects operating results to increase in 2010 resulting from a full year of rate relief from the 2009 rate orders, offset, in part, by higher operating costs and estimated weather warmer than in 2009.  Additionally, the ICC approved the company’s bad debt rider in February 2010 which will add approximately $32 million, pretax, to 2010 operating results related to net bad debt recoveries for 2008 and 2009.

The company estimates that a 100-degree day variation from normal weather affects Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.  The consolidated impact, however, is generally reduced somewhat because of the natural weather hedge attributable to the utility-bill management products offered by certain of Nicor’s other energy ventures.

Shipping.  Tropical Shipping’s operating results are expected to be similar to 2009 as we believe the challenging economic environment will continue in the Bahamas and the Caribbean region.  The company also continues to expect relatively low tax costs on operating earnings in 2010 attributable to the 2006 reorganization of certain shipping and related operations.

Other energy ventures.  The company expects lower operating results from its other energy ventures due primarily to a decline in earnings recognized at its wholesale natural gas marketing company.

Other.  The company also expects lower income from equity investments due to the absence of the $10.1 million gain recognized in 2009 on the sale of its equity investment in EN Engineering.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2009.

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

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 10 years for the pension plan and 12 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 11 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions and significant changes in estimates.

The company’s postretirement benefit expense (net of capitalization) included in operating income was $24.6 million, $2.7 million and $4.8 million in 2009, 2008 and 2007, respectively. Significant market declines in the values of plan assets in 2008 caused the increase in postretirement benefit expense for 2009 when compared to prior years.  The company expects to record postretirement benefit expense (net of capitalization) for 2010 of $19.6 million.  The decrease in postretirement benefit expense in 2010 compared to 2009 is due to the positive impact on the value of plan assets of the partial capital market recovery in 2009, which was somewhat offset by the negative impact of decreases in the discount rates.  Actuarial assumptions affecting 2010 include an expected long-term rate of return on plan assets of 8.25 percent and discount rates of 5.45 percent for the company’s defined benefit pension plan and 5.75 percent for the health care and other benefit plans, compared with a 8.50 percent rate of return on plan assets and discount rates of 6.35 percent and 6.00 percent, respectively, in the prior year.  The discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

The discount rate is critical to the measurement of the plans’ obligations and costs.  Additionally, the assumed rate of return on plan assets is critical to the determination of the pension plan’s cost.  The following table illustrates the effect of a one-percentage-point change in these actuarial assumptions (in millions).

Actuarial assumption	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Discount rate	1.0%	$(6.2)	$(59.8)
	(1.0%)	7.4	73.4
Rate of return on plan assets	1.0%	(3.5)	-
	(1.0%)	3.5	-

Income taxes.  A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  Management considers, among other factors, actual cash investments offshore as well as projected cash requirements in making this determination.  Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

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

Credit risk.  The company is required to estimate counterparty credit risk in estimating the fair values of certain derivative instruments.  The company’s counterparties consist primarily of major energy companies and financial institutions.  This concentration of counterparties may materially impact the company’s exposure to credit risk resulting from market, economic or regulatory conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, acquires credit insurance in certain instances, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past two years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor’s estimates.

The company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and economic conditions.  Actual credit losses could vary materially from Nicor’s estimates.  Nicor’s allowance for doubtful accounts at December 31, 2009, 2008 and 2007 was $33.0 million, $44.9 million and $35.1 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Unbilled revenues.  Nicor Gas accrues revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Accrued unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2009 and 2008 were $137.7 million and $196.1 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT

For information concerning fair value measurements, see Item 8 – Notes to the Consolidated Financial Statements – Note 2 – New Accounting Pronouncement.

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

VaR is a tool to assess the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.  The company has established exposure limits at such a level that material adverse economic results are not expected.  The company’s commodity price risk policies and procedures continue to evolve with its businesses and are subject to ongoing review and modification.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, and other operating and financing expenses.  The company expects to purchase in 2010 about 2 Bcf of natural gas for its own use and to cover storage-related gas costs.  The volume of natural gas purchased by the company, which is exposed to market risk, has declined as a result of certain changes approved in the 2009 rate orders.  The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  The company generally hedges its forecasted company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management contracts.  Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks.  Based on Nicor’s other energy businesses unhedged positions at December 31, 2009, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings for the periods ended December 31, 2009 and 2008 by about $0.2 million and $1.0 million, respectively.

At December 31, 2009, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following net asset fair values (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years

Prices actively quoted	$(2.9)	$(2.4)	$(.5)
Prices correlated to external sources	10.3	7.9	2.4
Prices based on models and other valuation methods	5.3	3.9	1.4
Total	$12.7	$9.4	$3.3

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

Credit risk.  The company has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies.  Additionally, the gas distribution business offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.  This risk has been substantially mitigated by the previously mentioned bad debt rider.

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, acquires credit insurance in certain instances, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past two years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor’s earnings to decrease by approximately $0.1 million in 2009.  For further information about debt securities, interest rates and fair values, see Item 8 – Consolidated Statements of Capitalization, Note 7 – Short-Term and Long-Term Debt and Note 8 – Fair Value Measurements.

Nicor Inc.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, common equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2010

Nicor Inc.

Consolidated Statements of Operations
(millions, except per share data)

	Year ended December 31
	2009	2008	2007
Operating revenues
Gas distribution (includes revenue taxes of $150.3, $174.0 and $149.6, respectively)	$2,140.8	$3,206.9	$2,627.5
Shipping	352.6	425.2	403.9
Other energy ventures	239.0	230.3	244.5
Corporate and eliminations	(80.3)	(85.8)	(99.6)
Total operating revenues	2,652.1	3,776.6	3,176.3

Operating expenses
Gas distribution
Cost of gas	1,345.7	2,427.8	1,906.5
Operating and maintenance	300.4	294.6	269.8
Depreciation	177.4	170.9	165.6
Taxes, other than income taxes	167.6	189.4	166.9
Mercury-related costs (recoveries), net	-	.6	(8.0)
Property sale gains	-	(.8)	(2.0)
Shipping	323.4	385.9	358.5
Other energy ventures	193.5	205.0	210.5
Other corporate expenses and eliminations	(76.2)	(81.8)	(98.0)
Total operating expenses	2,431.8	3,591.6	2,969.8

Operating income	220.3	185.0	206.5
Interest expense, net of amounts capitalized	38.7	40.1	37.9
Equity investment income, net	15.8	9.4	6.3
Interest income	2.3	8.8	8.8
Other income, net	.9	.7	.6
Income before income taxes	200.6	163.8	184.3
Income tax expense, net of benefits	65.1	44.3	49.1
Net income	$135.5	$119.5	$135.2

Average shares of common stock outstanding
Basic	45.4	45.3	45.2
Diluted	45.5	45.4	45.3

Earnings per average share of common stock
Basic	$2.99	$2.64	$2.99
Diluted	2.98	2.63	2.99

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Cash Flows
(millions)
	Year ended December 31
	2009	2008	2007

Operating activities
Net income	$135.5	$119.5	$135.2
Adjustments to reconcile net income to net cash flow provided from (used for) operating activities:
Depreciation	195.8	189.8	184.2
Deferred income tax expense (benefit)	4.9	(3.4)	(4.6)
Net gain on sale of property, plant and equipment	(.8)	(1.0)	(1.8)
Gain on sale of equity investment	(10.1)	-	-
Changes in assets and liabilities:
Receivables, less allowances	198.3	(47.3)	(94.2)
Gas in storage	71.3	(54.5)	32.0
Deferred/accrued gas costs	24.7	(104.1)	.1
Derivative instruments	(85.2)	133.3	(72.8)
Margin accounts - derivative instruments	103.7	(134.9)	16.3
Pension benefits	(21.5)	179.1	(54.5)
Regulatory postretirement asset	39.6	(186.3)	44.1
Other assets	16.0	(64.3)	(13.4)
Accounts payable	(57.4)	(16.9)	64.0
Customer credit balances and deposits	(45.6)	(47.2)	36.6
Health care and other postretirement benefits	3.5	12.2	4.7
Litigation charge	-	-	(10.0)
Other liabilities	(9.1)	(.9)	(25.4)
Other items	7.2	(.5)	11.7
Net cash flow provided from (used for) operating activities	570.8	(27.4)	252.2

Investing activities
Additions to property, plant and equipment	(220.3)	(249.9)	(173.2)
Release of restricted short-term investments	-	-	10.0
Purchases of available-for-sale securities	-	-	(218.9)
Proceeds from sales of available-for-sale securities	-	-	218.9
Purchases of held-to-maturity securities	-	(1.1)	(1.6)
Proceeds from maturities of held-to-maturity securities	3.5	3.7	2.3
Net increase in other short-term investments	(11.4)	(20.4)	(32.8)
Net proceeds from sale of property, plant and equipment	1.8	1.3	1.2
Proceeds from sale of equity investment	13.0	-	-
Other investing activities	1.9	1.1	.2
Net cash flow used for investing activities	(211.5)	(265.3)	(193.9)

Financing activities
Proceeds from issuing long-term debt	50.0	75.0	-
Disbursements to retire long-term obligations	(50.5)	(75.0)	-
Net issuances (repayments) of commercial paper	(245.9)	370.9	19.0
Dividends paid	(84.8)	(84.4)	(84.1)
Borrowing against cash surrender value of life insurance policies	3.4	-	-
Repayment of loan against cash surrender value of life insurance policies	-	(11.2)	-
Proceeds from exercise of stock options	.3	1.7	8.2
Other financing activities	(2.1)	(1.1)	.3
Net cash flow provided from (used for) financing activities	(329.6)	275.9	(56.6)

Net increase (decrease) in cash and cash equivalents	29.7	(16.8)	1.7

Cash and cash equivalents, beginning of year	26.0	42.8	41.1

Cash and cash equivalents, end of year	$55.7	$26.0	$42.8

Supplemental information
Income taxes paid, net	$46.8	$71.2	$77.9
Interest paid, net of amounts capitalized	30.8	50.2	38.3

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Balance Sheets
(millions)
	December 31
	2009	2008
Assets
Current assets
Cash and cash equivalents	$55.7	$26.0
Short-term investments	78.0	69.5
Receivables, less allowances of $33.0 and $44.9, respectively	492.1	690.1
Gas in storage	137.2	208.5
Derivative instruments	30.9	49.7
Margin accounts - derivative instruments	46.1	134.4
Other	163.3	160.7
Total current assets	1,003.3	1,338.9

Property, plant and equipment, at cost
Gas distribution	4,598.2	4,460.6
Shipping	330.0	315.1
Other	32.8	26.7
	4,961.0	4,802.4
Less accumulated depreciation	2,021.9	1,943.8
Total property, plant and equipment, net	2,939.1	2,858.6

Long-term investments	128.8	136.8
Other assets	364.5	449.7

Total assets	$4,435.7	$4,784.0

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$50.0
Short-term debt	494.0	739.9
Accounts payable	353.9	411.3
Customer credit balances and deposits	141.7	187.3
Derivative instruments	72.3	167.3
Other	106.2	112.2
Total current liabilities	1,168.1	1,668.0

Deferred credits and other liabilities
Regulatory asset retirement liability	796.8	751.7
Deferred income taxes	409.9	400.0
Health care and other postretirement benefits	199.7	196.6
Asset retirement obligation	191.6	185.0
Other	133.6	161.0
Total deferred credits and other liabilities	1,731.6	1,694.3

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	498.2	448.0
Mandatorily redeemable preferred stock	.1	.6
Total long-term obligations	498.3	448.6
Common equity	1,037.7	973.1

Total capitalization	1,536.0	1,421.7

Total liabilities and capitalization	$4,435.7	$4,784.0

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Capitalization
(millions, except share data)

	December 31
	2009		2008

First Mortgage Bonds
5.37% Series due 2009	$-		$50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
4.70% Series due 2019	50.0		-
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
5.85% Series due 2036	50.0		50.0
6.25% Series due 2038	75.0		75.0
	500.0		500.0
Less: Amount due within one year	-		50.0
Unamortized debt discount, net of premium	1.8		2.0
Total long-term debt	498.2	32.4%	448.0	31.5%

Mandatorily redeemable preferred and preference stock
Cumulative, $50 par value, 1,600,000 preferred shares authorized; and cumulative, without par value, 20,000,000 preference shares authorized (1,431 and 11,581
shares of 4.48% series redeemablepreferred stock outstanding, respectively)	.1	-	.6	-

Common equity
Common stock, $2.50 par value, 160,000,000 shares authorized (3,600,378 and 2,901,400 shares reserved for share-based awards and other purposes,
and 45,245,409 and 45,198,779 shares outstanding, respectively)	113.1		113.0
Paid-in capital	54.6		49.5
Retained earnings	881.0		830.3
Accumulated other comprehensive loss
Cash flow hedges	(4.0)		(11.7)
Postretirement benefit plans	(6.5)		(7.7)
Foreign currency translation adjustment	(.5)		(.3)
Total accumulated other comprehensive loss	(11.0)		(19.7)
Total common equity	1,037.7	67.6	973.1	68.5

Total capitalization	$1,536.0	100.0%	$1,421.7	100.0%

The accompanying notes are an integral part of these statements.

Nicor Inc.

Consolidated Statements of Common Equity
(millions, except per share data)
	Year ended December 31
	2009	2008	2007

Common stock
Balance at beginning of year	$113.0	$112.8	$112.3
Issued and converted stock, net of cancellations	.1	.2	.5
Balance at end of year	113.1	113.0	112.8

Paid-in capital
Balance at beginning of year	49.5	44.8	34.1
Issued and converted stock	5.3	5.0	11.4
Reacquired and cancelled stock	(.2)	(.3)	(.7)
Balance at end of year	54.6	49.5	44.8

Retained earnings
Balance at beginning of year	830.3	795.5	743.0
Net income	135.5	119.5	135.2
Dividends on common stock ($1.86 per share for 2009 to 2007)	(84.8)	(84.5)	(84.1)
Other	-	(.2)	1.4
Balance at end of year	881.0	830.3	795.5

Accumulated other comprehensive loss
Balance at beginning of year	(19.7)	(7.9)	(13.3)
Other comprehensive income (loss)	8.7	(11.8)	5.4
Balance at end of year	(11.0)	(19.7)	(7.9)

Total common equity	$1,037.7	$973.1	$945.2

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2009	2008	2007

Net income	$135.5	$119.5	$135.2
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of ($2.8), ($2.4) and ($1.0), respectively)	(4.3)	(3.6)	(2.0)
Reclassifications of hedge (gains) losses to net income (net of income tax of $7.9, ($1.4) and $3.8, respectively)	12.0	(2.1)	6.3
Postretirement gains (losses) (net of income tax of $0.9, ($3.9) and $0.9, respectively)	1.2	(6.0)	1.4
Foreign currency translation adjustment	(.2)	(.1)	(.3)
Other comprehensive income (loss), net of tax	8.7	(11.8)	5.4

Comprehensive income	$144.2	$107.7	$140.6

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

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts.  Actual results could differ from those estimates and such differences could be material.  Accounting estimates requiring significant management judgment involve accrued unbilled revenues, derivative instruments, regulatory assets and liabilities, pension and other postretirement benefits, potential asset impairments, asset retirement obligations, loss contingencies including environmental contingencies, credit risk and income taxes.

Subsequent events.  The company’s management evaluated subsequent events for potential recognition and disclosure through February 24, 2010, the date these financial statements were issued.

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

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2009	2008
Regulatory assets - current
Regulatory postretirement asset	$20.6	$23.3
Deferred gas costs	24.9	31.5
Other	5.4	-
Regulatory assets - noncurrent
Regulatory postretirement asset	195.4	232.3
Deferred gas costs	4.4	22.5
Deferred environmental costs	18.1	19.5
Unamortized losses on reacquired debt	14.2	15.4
Other	8.9	6.2
	$291.9	$350.7

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$15.0
Other	2.7	-
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	796.8	751.7
Regulatory income tax liability	39.1	46.3
Other	.8	.8
	$853.9	$813.8

All items listed above are classified in Other on the Consolidated Balance Sheets, with the exception of the noncurrent portion of the Regulatory asset retirement liability, which is stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  The regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

Investments.  The company’s investments in marketable securities are categorized at the date of acquisition as trading, held-to-maturity, or available-for-sale.  Trading securities, which include money market funds, are carried at fair value and are classified as current assets unless held to satisfy a long-term obligation.  The company classifies money market funds held by its non-U.S. subsidiaries as short-term investments and all others are classified as cash equivalents.  Securities are categorized as held-to-maturity when the company has the date positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are included in either short-term or long-term investments based upon their contractual maturity date.  The company carries held-to-maturity securities at amortized cost, which approximates fair value.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income.  Available-for-sale securities are classified as noncurrent assets unless the intent is to sell the security within 12 months.  The specific identification method is used to determine realized gains or losses on the sale of marketable securities.

Equity investments.  The company invests in partnerships and limited liability companies that are accounted for under the equity method.  Related investment balances classified as long-term investments at December 31, 2009 and 2008 were $99.6 million and $107.5 million, respectively, and include $84.8 million and $88.0 million at December 31, 2009 and 2008, respectively, related to Triton.

Goodwill.  Goodwill is the excess cost of an acquired business over the fair value of assets acquired and liabilities assumed in a business combination.  Tropical Shipping had goodwill of $20.9 million and $19.0 million at December 31, 2009 and 2008, respectively.  The increase in goodwill from December 31, 2008 to December 31, 2009 is due primarily to an acquisition in the fourth quarter of 2009.  Nicor Services had goodwill of $4.0 million at both December 31, 2009 and 2008.  Goodwill is classified in noncurrent other assets and is tested for impairment annually.

Asset retirement obligations.  The company records legal obligations associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation.  When an asset retirement obligation is recorded as a liability, a corresponding amount is recorded as an asset retirement cost (an additional cost of the long-lived asset).  Subsequently, the asset retirement obligation is accreted to the expected settlement amount and the asset retirement cost is depreciated over the life of the asset on a straight-line basis.

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation.  Amounts charged to depreciation by Nicor Gas for future retirement costs, in excess of the normal depreciation and accretion described above, are classified as a regulatory asset retirement liability.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Consolidated Statements of Cash Flows, and gains and losses are recognized in the Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Consolidated Statement of Operations, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in the current period as operating and maintenance expense.

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

Nicor.  For derivative instruments that were designated as hedges of interest payments on 30-year bonds issued by Nicor Gas in December 2003, the amount of loss deferred at settlement in accumulated other comprehensive income is being amortized to interest expense on a straight-line basis over the remaining life of the bonds.

Credit risk and concentrations.  Nicor’s major subsidiaries have diversified customer bases and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit, to acquire credit insurance in certain instances, and to limit its exposure to any one counterparty.  Nicor also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Revenue recognition.  Gas distribution revenues are recognized when natural gas is delivered to customers.  In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary.  Temporary under and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $141.0 million and $199.1 million at December 31, 2009 and 2008, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2009, 2008 and 2007 were $148.1 million, $171.1 million and $148.7 million, respectively.

In the shipping business, revenues and related delivery costs are recognized at the time vessels depart from port.  While alternative methods of recognizing shipping revenue and related costs exist, the difference between those methods and the company’s policy does not have a material impact on operating results.

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

Repair and maintenance expense.  Nicor records expense for repair and maintenance costs as incurred.  The shipping business uses the direct expensing method for planned major maintenance related to dry-docking and major repairs of its owned vessels.

Legal defense costs.  The company accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation.  Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis.  The gas distribution business composite depreciation rate is 4.1 percent, which includes all estimated future retirement costs.  Upon the retirement of these assets, no gain or loss is recognized.  In the shipping business, the estimated useful lives of vessels range from 20 to 25 years.

Income taxes.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  In the gas distribution business, investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate are amortized to income over the lives of the related properties.

A deferred income tax liability is not recorded on undistributed foreign earnings that are expected in management’s judgment to be indefinitely reinvested offshore.  Management considers, among other factors, actual cash investments offshore as well as projected cash requirements in making this determination.  Changes in management’s investment or repatriation plans or circumstances could result in a different deferred income tax liability.

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

2.      NEW ACCOUNTING PRONOUNCEMENT

Fair value measurements.  Effective January 1, 2008, the company adopted the new requirements for fair value measurements and disclosures.  These requirements define fair value, establish a consistent framework for measuring fair value and expand disclosure requirements about fair value.  These new requirements do not establish any new fair value measurements, but rather provide guidance on how to perform fair value measurements as required or permitted under other accounting standards.  They also provide for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by the new requirements for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertains to fair value measurements for business combinations, asset retirement obligations and impairment testing of goodwill and other intangible assets.  The effect of adopting these new requirements in 2009 and 2008 was not material to Nicor’s results of operations or financial condition.

3.      INVESTMENTS

The company’s investments at December 31 are as follows (in millions):

	2009	2008

Money market funds	$121.1	$81.2
Corporate bonds	1.3	4.8
Certificates of deposit	.7	.6
Other investments	4.1	2.0
	$127.2	$88.6

Investments are classified on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2009	2008

Cash equivalents	$43.8	$15.3
Short-term investments	78.0	69.5
Long-term investments	5.4	3.8
	$127.2	$88.6

Investments categorized as trading (including money market funds) totaled $122.7 million and $82.2 million at December 31, 2009 and 2008, respectively.  Corporate bonds are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity corporate bonds at December 31, 2009 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 years	Total

$.5	$.8	$1.3

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $3.1 million and $1.6 million at December 31, 2009 and 2008, respectively.

Gains or losses included in earnings resulting from the sale of investments were not significant.

4.      RESTRICTED SHORT-TERM INVESTMENTS

In 2007, restricted short-term investments totaling $10 million were released as part of a final settlement with the SEC commissioners on claims of securities law violations relating to the PBR plan.  The company neither admitted nor denied any wrongdoing in the matter.  In 2006, Nicor recorded a $10 million charge (non-deductible for tax purposes) as part of a tentative settlement and deposited the funds in an escrow account pending the review and final approval of the tentative settlement by the SEC commissioners.

5.      ASSET RETIREMENT OBLIGATIONS

Nicor records AROs associated with services, mains and other components of the distribution system and the buildings in its gas distribution business and with certain equipment in its shipping business.  Nicor has not recognized an ARO associated with gathering lines and storage wells in its gas distribution business because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2009	2008

Beginning of period	$187.2	$179.4
Liabilities incurred during the period	2.1	2.0
Liabilities settled during the period	(6.3)	(3.6)
Accretion	10.8	10.2
Revision in estimated cash flows	(1.6)	(.8)
End of period	$192.2	$187.2

Substantially all of the ARO is classified as a noncurrent liability.

6.      GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2009	2008

Nicor Gas	$104.7	$173.7
Nicor Enerchange	32.5	34.8
	$137.2	$208.5

Nicor Gas’ inventory is carried at cost on a LIFO basis.  Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2009 and 2008, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2009 and 2008 exceeded the LIFO cost by $288.5 million and $297.7 million, respectively.

During 2009, Nicor Gas liquidated 8.8 Bcf of its LIFO-based inventory at an average cost per Mcf of $7.83.  For gas purchased in 2009, the company’s average cost per Mcf was $3.89 lower than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2009 by $34.3 million.

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

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidation in 2009 and 2007 had no impact on net income.

Nicor Enerchange recorded charges of $2.8 million, $8.3 million and $5.0 million in 2009, 2008 and 2007, respectively, resulting from lower of cost or market valuations.

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

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $494.0 million and $739.9 million of commercial paper outstanding with a weighted-average interest rate of 0.1 percent and 0.4 percent at December 31, 2009 and 2008, respectively.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $38.8 million, $40.3 million, and $38.2 million in 2009, 2008 and 2007, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.2 million and $0.3 million, respectively.

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

8.      FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2009
Assets
Money market funds	$121.1	$-	$-	$121.1
Derivatives	14.6	16.8	8.8	40.2
	$135.7	$16.8	$8.8	$161.3
Liabilities
Derivatives	$54.2	$29.3	$3.8	$87.3

December 31, 2008
Assets
Money market funds	$81.2	$-	$-	$81.2
Derivatives	33.8	21.7	8.5	64.0
	$115.0	$21.7	$8.5	$145.2
Liabilities
Derivatives	$161.4	$28.0	$6.9	$196.3

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances for the periods ended December 31 (in millions):

	2009	2008

Beginning of period	$1.6	$8.2
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(3.5)	5.5
Included in net income	15.2	6.4
Settlements, net of purchases and issuances	(2.0)	(13.8)
Transfers in and/or (out) of Level 3	(6.3)	(4.7)
End of period	$5.0	$1.6

Net unrealized gains (losses) included in net income relating to derivatives still held at December 31	$5.0	$1.8

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments at December 31 (in millions):

	2009	2008
Assets
Margin accounts – derivative instruments	$46.1	$134.4
Other – noncurrent	13.8	29.3

Liabilities
Other – current	$-	$.1

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2009 and 2008 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $543 million and $520 million at December 31, 2009 and 2008, respectively.

9.      DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 1 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Consolidated Balance Sheets are measured at fair value, as described in Note 8 – Fair Value Measurements.

Consolidated Balance Sheets.  Derivative assets and liabilities as of December 31, 2009 are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$.3	$30.6
Other – noncurrent	-	9.3
	$.3	$39.9

Liabilities
Derivative instruments	$1.0	$71.3
Other – noncurrent	-	15.0
	$1.0	$86.3

Volumes.  As of December 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 64 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 1.3 Bcf as of December 31, 2009.  The above volumes exclude contracts, such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Consolidated Statements of Operations – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Consolidated Statements of Operations.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges affected accumulated other comprehensive income and operating income as shown in the following table for the year ended December 31, 2009 (in millions):

Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)

$(3.1)	Operating revenues	$(11.3)

(4.0)	Operating and maintenance	(8.4)
$(7.1)		$(19.7)

As of December 31, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures extends to as long as 24 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at December 31, 2009 was $0.9 million (or $0.5 million after taxes), substantially all of which is expected to be reclassified to earnings within the next 12 months.

Consolidated Statements of Operations – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax effects of these items are summarized in the table below for the year ended December 31, 2009 (in millions):

Location	Net gain (loss) recognized in income

Operating revenues	$(17.1)
Operating and maintenance	(1.9)
$(19.0)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $166.1 million were recognized in regulatory assets for the year ended December 31, 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of December 31, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $20 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $19 million.

10.   INCOME TAXES

The components of income tax expense are presented below (in millions):

	2009	2008	2007
Current
Federal	$52.1	$42.1	$47.8
State	8.6	6.5	7.4
	60.7	48.6	55.2
Deferred
Federal	2.9	(1.7)	(5.3)
State	2.0	(1.7)	.7
	4.9	(3.4)	(4.6)

Amortization of investment tax credits, net	(.8)	(1.4)	(2.1)
Foreign taxes	.3	.5	.6
Income tax expense	$65.1	$44.3	$49.1

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2009	2008
Deferred tax liabilities
Property, plant and equipment	$327.5	$302.2
Investment in partnerships	85.0	108.4
Other	38.0	36.3
	450.5	446.9
Deferred tax assets
Other	78.0	92.6
Net deferred tax liability	$372.5	$354.3

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	3.7	2.2	3.1
Tax credits	(1.5)	(2.8)	(2.8)
Amortization of regulatory income tax liability	(.6)	(.9)	(.9)
Undistributed foreign earnings	(3.4)	(5.3)	(6.9)
Other	(.8)	(1.2)	(.9)
Effective combined federal and state income tax rate	32.4%	27.0%	26.6%

The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), as well as a decrease in untaxed foreign earnings and the absence of the 2008 tax reserve adjustments.  The higher effective income tax rate in 2008 compared to 2007 reflects a decrease in untaxed foreign earnings in 2008, offset, in part, by tax reserve adjustments.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2009, the years that remain subject to examination include years beginning after 2005 for the IRS and years beginning after 2003 for the IDR.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.

A reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Balance at January 1	$10.8	$5.7	$4.8
Additions based on tax positions related to the current year	1.7	.9	1.4
Additions for tax positions of prior years	.3	7.8	.1
Reductions for tax positions of prior years	(.1)	(4.0)	(.3)
Settlements	(3.1)	.4	(.3)
Balance at December 31	$9.6	$10.8	$5.7

The decrease in the liability for unrecognized tax benefits in 2009 when compared to the prior year is due primarily to the settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, partially offset by other settlements, adjustments and accruals.  The increase in the liability for unrecognized tax benefits in 2008 when compared to the prior year is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, partially offset by settlements and adjustments to estimates.

At December 31, 2009, 2008 and 2007, there were $4.6 million, $2.5 million and $5.7 million, respectively, of unrecognized tax benefits that if recognized, would affect the company’s annual effective tax rate.

If settlements vary from these estimated amounts recognized for unrecognized tax benefits, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company believes that it is reasonably possible that a change to its liability for unrecognized tax benefits could occur within 12 months, potentially increasing by $2 million or decreasing by $10 million its unrecognized tax benefit.

The company recognized net interest expense (income) on tax matters of approximately $1 million, ($3) million and ($6) million in 2009, 2008 and 2007, respectively.  In the fourth quarter of 2007, Nicor recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor reduced its reserve for interest payable by $9.6 million.  The company had approximately $5 million of interest receivable at December 31, 2009 compared with $9 million of interest receivable as of December 31, 2008.  The change is due primarily to the settlement of interest in the first quarter of 2009 related to a state income tax matter.  Amounts recognized in operating expense related to penalties were insignificant.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2009, 2008 and 2007, income tax expense has not been provided on approximately $19 million, $23 million and $39 million, respectively, of foreign company shipping earnings.

At December 31, 2009, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $58 million on approximately $165 million of cumulative undistributed foreign earnings.

The balance of unamortized investment tax credits at December 31, 2009 and 2008 was $25.2 million and $26.0 million, respectively.

11.   POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and the highest average salary for management employees and job level for collectively bargained employees (referred to as pension bands).  The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982.

The following table summarizes the changes in the funded status of the plans and the related assets (liabilities) recognized in the Consolidated Balance Sheets as of December 31 (in millions):

	Pension benefits		Health care and other benefits
	2009	2008*	2009	2008*
Change in benefit obligation
Benefit obligation at beginning of period	$270.2	$263.2	$207.7	$196.9
Service cost	8.6	10.7	2.2	2.7
Interest cost	16.5	19.9	12.1	15.0
Actuarial loss (gain)	22.3	2.2	(2.1)	3.9
Participant contributions	-	-	1.2	1.5
Medicare Part D reimbursements	-	-	1.1	2.2
Benefits paid	(12.0)	(25.8)	(12.8)	(14.5)
Other	-	-	1.8	-
Benefit obligation at end of period	305.6	270.2	211.2	207.7

Change in plan assets
Fair value of plan assets at beginning of period	306.6	478.7	-	-
Actual return on plan assets	68.9	(146.3)	-	-
Employer contributions	-	-	11.6	13.0
Participant contributions	-	-	1.2	1.5
Benefits paid	(12.0)	(25.8)	(12.8)	(14.5)
Fair value of plan assets at end of period	363.5	306.6	-	-
Funded status	$57.9	$36.4	$(211.2)	$(207.7)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$57.9	$36.4	$-	$-
Current liabilities	-	-	(11.5)	(11.1)
Noncurrent liabilities	-	-	(199.7)	(196.6)
Total recognized	$57.9	$36.4	$(211.2)	$(207.7)

* Amounts for 2008 reflect 15 months of activity for the transition to a December 31 measurement date.

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

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2008	$(6.4)	$75.1	$(.3)	$4.0	$(6.7)	$79.1
Current year actuarial loss	188.4	3.7	9.9	.2	198.3	3.9
Amortization of actuarial loss	-	(4.4)	-	(.2)	-	(4.6)
Amortization of prior service (cost) benefit	(.3)	.1	-	-	(.3)	.1
Actuarial loss and prior service cost for October 1, 2008 – December 31, 2008	(.1)	(1.1)	-	(.1)	(.1)	(1.2)
December 31, 2008	181.6	73.4	9.6	3.9	191.2	77.3

Current year actuarial gain	(20.3)	(.3)	(1.1)	-	(21.4)	(.3)
Amortization of actuarial loss	(14.5)	(4.3)	(.8)	(.3)	(15.3)	(4.6)
Amortization of prior service (cost) benefit	(.4)	.1	-	-	(.4)	.1
December 31, 2009	$146.4	$68.9	$7.7	$3.6	$154.1	$72.5

The balances as of December 31 relate primarily to unrecognized net actuarial losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2009 that are expected to be amortized to net benefit cost in 2010 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$11.3	$3.9	$.6	$.2	$11.9	$4.1
Net prior service cost	.4	.1	-	-	.4	.1
	$11.7	$4.0	$.6	$.2	$12.3	$4.2

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $269.1 million and $231.6 million at December 31, 2009 and 2008, respectively.

About one-fourth of the net benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2009	2008	2007	2009	2008	2007

Service cost	$8.6	$8.6	$9.1	$2.2	$2.2	$2.3
Interest cost	16.5	15.9	15.1	12.1	12.0	10.9
Expected return on plan assets	(25.2)	(39.9)	(36.0)	-	-	-
Recognized net actuarial loss	15.3	-	-	4.6	4.6	4.7
Amortization of prior service cost	.4	.3	.5	(.1)	(.1)	(.1)
Net benefit cost (credit)	$15.6	$(15.1)	$(11.3)	$18.8	$18.7	$17.8

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008

Discount rate	5.45%	6.35%	5.75%	6.00%
Rate of compensation increase	3.75	3.75	3.75	3.75
Pension band increase	2.00	3.00	-	-

The 2009 and 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

Assumptions used to determine net benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.35%	6.25%	5.75%	6.00%	6.25%	5.75%
Expected return on assets	8.50	8.50	8.50	-	-	-
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75
Pension band increase	3.00	3.00	3.00	-	-	-

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net benefit cost.

Other assumptions used to determine the health care benefit obligation were as follows:

	2009	2008
Health care cost trend rate	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	6	7

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
Health care cost trend rate	8.5%	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	7	6	5

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Health care cost trend rate	1.0	$1.2	$17.2
	(1.0%)	(1.0)	(14.8)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 continues to provide a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit.  Nicor Gas has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly has reflected the effects of the subsidy in its determination of the benefit obligation and annual net benefit cost.

The company’s investment objective relating to pension plan assets is to provide a total investment return which will allow the pension plan to meet its remaining benefit obligations.  The company’s investment strategy is to diversify its investments among asset classes in order to reduce risk.  Investment performance is measured against a targeted rate of return which reflects the asset allocation of the plan assets and an appropriate published index return for each asset class.  The company will rebalance the investment portfolio periodically if the actual asset allocation is significantly out of tolerance from the target allocation.

The following table sets forth the company’s current asset allocation target and actual percentage of plan assets by major asset category as of December 31:

	Target	Percentage of plan assets
Asset category	allocation	2009	2008

Equity securities	60%	61%	70%
Fixed income securities	40	39	30
	100%	100%	100%

In 2009, the company transitioned its target allocation from a 69% equity, 31% fixed income allocation to the target allocation shown above.  In addition, the company adopted a long-duration, primarily corporate bond investment strategy for the fixed income portion of the plan assets to improve duration matching between plan assets and benefit obligations.

Equity investments are comprised of certain common collective trusts which invest in U.S. and international equity securities.  U.S. equity holdings are diversified across the small, mid and large cap asset classes.  International investments are diversified across countries and capitalization size in order to maintain a broad market representation of non-U.S. markets.

Fixed income investments are diversified across a broad range of investment grade corporate bonds and other fixed income securities.  The fixed income portfolio is targeted to maintain an average credit quality rating of at least single-A and a weighted duration that approximates the duration of the expected benefit obligations.

The table below categorizes the fair value of pension plan assets (in millions) based upon the valuation inputs described in Note 8 – Fair Value Measurements.  There were no Level 3 inputs at December 31, 2009 and 2008.

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
December 31, 2009
Equity securities
Domestic	$-	$149.6	$149.6
International	-	72.9	72.9
Fixed income securities
Debt securities	-	110.7	110.7
Other	6.1	24.2	30.3
	$6.1	$357.4	$363.5

December 31, 2008
Equity securities
Domestic	$-	$165.4	$165.4
International	-	48.2	48.2
Fixed income securities
Debt securities	-	93.0	93.0
	$-	$306.6	$306.6

Other fixed income securities are primarily comprised of government issued bonds and cash and cash equivalents.

The company does not expect to contribute to its pension plan in 2010 but does expect to contribute about $12.9 million (before Medicare subsidies) to its other postretirement benefit plan in 2010.  The following table sets forth the gross benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2010	$24.9	$12.9	$(1.4)
2011	23.1	13.8	(1.6)
2012	24.2	14.5	(1.7)
2013	24.5	15.3	(1.8)
2014	27.7	15.9	(1.9)
2015-2019	169.2	89.5	(10.2)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses.  These plans are noncontributory with defined benefits.  Net plan expenses were $0.3 million, $0.3 million and $0.2 million in 2009, 2008 and 2007, respectively.  The projected benefit obligation associated with these plans was $5.2 million and $5.9 million at December 31, 2009 and 2008, respectively.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $7.8 million, $7.6 million and $7.2 million in 2009, 2008 and 2007, respectively.

12.   STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock and  performance units to key executives and managerial employees, as well as a stock deferral plan, an employee stock purchase plan and directors’ stock-based compensation plans.

At December 31, 2009, there was $4.2 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.  The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the years ended December 31 as follows (in millions):

	2009	2008	2007

Operating and maintenance expense	$5.2	$2.9	$1.7
Income tax benefits	2.1	1.2	.7

Cash flows related to stock options for the years ended December 31 were as follows (in millions):

	2009	2008	2007

Proceeds from the exercise of stock options	$.3	$1.7	$8.2
Associated income tax benefits realized	-	.1	.9

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

A summary of the status of the company’s restricted stock and changes during the year ended December 31, 2009 is as follows:

		Weighted-
	Number	average grant-
	of shares	date fair value

Nonvested at January 1, 2009	132,450	$39.79
Granted	73,197	34.36
Forfeited	(452)	33.78
Nonvested at December 31, 2009	205,195	37.86

Performance units.  Performance units represent cash payments which are paid out based on a measure of relative total shareholder return.  Performance units are earned at the end of a three-year performance period depending on Nicor’s three-year total shareholder return relative to the performance of other companies in a predetermined utility industry peer group.  Units vest over approximately three years, or upon becoming retirement eligible, one year or more after the grant date.  The liability for the performance units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment).  Interim fair values are estimated by discounting probability-weighted expected cash flows.  The company paid $1.0 million, $0.4 million and $0.7 million during the years ended December 31, 2009, 2008 and 2007, respectively, to settle performance unit obligations.

Other.  Among the company’s other stock-based compensation plans are liability awards that are re-measured to fair value at the end of each period.  Such re-measurements can cause fluctuations in the amount of recognized compensation expense.  The company’s other stock-based compensation plans had an immaterial impact on net income for the years ended December 31, 2009, 2008 and 2007.

13.   COMMON STOCK

Changes in common shares.  Changes in common shares outstanding are below (in millions):

	2009	2008	2007

Beginning of year	45.2	45.1	44.9
Issued	-	.1	.2
End of year	45.2	45.2	45.1

Shares issued during 2008 and 2007 were due primarily to stock option exercises.  There were no repurchases of common stock in 2009, 2008 and 2007 under the common stock repurchase program announced in 2001.

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

Mandatorily redeemable preferred stock.  In 2009 and 2007, Nicor redeemed 10,150 and 100 shares, respectively, of 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at an average redemption price of $46.43 and $43.00 per share, respectively, plus accrued unpaid dividends.  There were 1,431 shares of the 4.48 percent Series Mandatorily Redeemable Preferred Stock, $50 par value, outstanding at December 31, 2009.

15.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates in three separately managed reportable business segments: gas distribution, shipping and wholesale marketing.  The gas distribution segment, Nicor’s principal business, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region.  The shipping segment also includes amounts related to cargo insurance coverage sold to its customers and other third parties.  The wholesale marketing segment engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the Chicago market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

Nicor’s other businesses operate primarily in northern Illinois and include businesses that market retail energy-related products and services to residential and small business customers through Nicor Services, Nicor Solutions and Nicor Advanced Energy.  They also include a 50-percent-owned natural gas pipeline (Horizon Pipeline) with Natural Gas Pipeline Company of America and a previously owned engineering and consulting firm (EN Engineering) with A. Epstein and Sons, International, which was sold on March 31, 2009.  Financial information about these other business segments is combined under the heading “Other” on the table that follows.  Intersegment revenues on the table are presented prior to elimination.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2009	2008	2007

Bundled sales	$1,766.5	$2,789.5	$2,265.2
Transportation	169.7	187.1	155.9
Revenue taxes	150.3	174.0	149.6
Other	54.3	56.3	56.8
	$2,140.8	$3,206.9	$2,627.5

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

Intersegment revenues include gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions and wholesale marketing revenues from the sale of natural gas to Nicor Advanced Energy.  Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas.  Nicor Advanced Energy provides natural gas and related services on an unregulated basis to residential and small commercial customers and purchases most of its natural gas supplies from Nicor Enerchange.  Intersegment revenues are eliminated in the consolidated financial statements.

Operating income in the Corporate and eliminations column includes the following items:
•
Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather in 2009 and 2008 included in corporate and eliminations were $3.7 million and $6.2 million, respectively.  In 2007, there was no material weather impact related to other energy ventures’ utility-bill management contracts.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

•
Legal cost recoveries of $3.1 million were recorded in corporate and eliminations in 2008.  The total recovery (from a counterparty with whom Nicor previously did business during the PBR timeframe) was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

Financial data by reportable segment is as follows (in millions):

Nicor Inc.

			Other Energy Ventures		Corporate
	Gas		Wholesale		and
	distribution	Shipping	marketing	Other	eliminations	Consolidated

Operating revenues
2009
External customers	$2,097.7	$352.6	$15.2	$186.6	$-	$2,652.1
Intersegment	43.1	-	35.3	1.9	(80.3)	-
	2,140.8	352.6	50.5	188.5	(80.3)	2,652.1
2008
External customers	3,135.8	425.2	24.1	191.5	-	3,776.6
Intersegment	71.1	-	12.5	2.2	(85.8)	-
	3,206.9	425.2	36.6	193.7	(85.8)	3,776.6
2007
External customers	2,557.4	403.9	15.8	199.2	-	3,176.3
Intersegment	70.1	-	27.5	2.0	(99.6)	-
	2,627.5	403.9	43.3	201.2	(99.6)	3,176.3

Operating income (loss)
2009	$149.7	$29.2	$24.1	$21.4	$(4.1)	$220.3
2008	124.4	39.3	5.8	19.5	(4.0)	185.0
2007	128.7	45.4	17.7	16.3	(1.6)	206.5

Equity investment income (loss), net
2009	$-	$-	$-	$12.0	$3.8	$15.8
2008	(.1)	-	-	4.7	4.8	9.4
2007	(.1)	-	-	3.5	2.9	6.3

Interest income
2009	$1.5	$.5	$-	$.3	$-	$2.3
2008	5.5	1.8	.2	.9	.4	8.8
2007	5.3	2.1	.3	1.0	.1	8.8

Interest expense, net of amounts capitalized
2009	$36.9	$-	$.2	$.2	$1.4	$38.7
2008	39.8	-	1.2	.1	(1.0)	40.1
2007	34.0	.6	1.4	.4	1.5	37.9

Income tax expense (benefit), net
2009	$40.3	$3.9	$9.4	$13.3	$(1.8)	$65.1
2008	31.0	6.2	1.9	9.7	(4.5)	44.3
2007	34.2	3.5	6.2	7.9	(2.7)	49.1

Property, plant and equipment, net
2009	$2,794.8	$128.0	$1.1	$15.5	$(.3)	$2,939.1
2008	2,723.5	121.2	.5	13.7	(.3)	2,858.6
2007	2,624.1	120.0	.5	13.2	(.5)	2,757.3

Capital expenditures
2009	$203.2	$21.9	$.3	$5.3	$-	$230.7
2008	229.4	16.3	.2	3.8	.2	249.9
2007	159.0	14.5	.4	3.5	(.1)	177.3

Depreciation
2009	$177.4	$14.5	$.3	$3.7	$(.1)	$195.8
2008	170.9	15.4	.2	3.4	(.1)	189.8
2007	165.6	15.4	.3	3.1	(.2)	184.2

16.   EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2009	2008	2007

Triton	$5.3	$6.4	$5.1
Horizon Pipeline	1.5	1.5	1.6
EN Engineering	10.5	3.2	1.9
Affordable housing investments	(1.5)	(1.7)	(2.3)
	$15.8	$9.4	$6.3

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

In 2009, 2008 and 2007, Nicor received dividends from equity investees of $10.0 million, $16.0 million and $12.3 million, respectively.

17.   RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.3 million for each of the years ended December 31, 2009, 2008 and 2007 for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its ownership in EN Engineering on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million, $7.2 million and $4.8 million for engineering and corrosion services rendered for 2009, 2008 and 2007, respectively.  A majority of the work performed by EN Engineering was capital in nature, and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

18.   COMMITMENTS

At December 31, 2009, Nicor had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases

2010	$27.4	$15.2
2011	16.9	9.4
2012	5.6	6.8
2013	1.8	3.6
2014	1.4	2.3
After 2014	3.0	22.2
	$56.1	$59.5

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases.  Operating leases are primarily for vessels, containers and equipment in the shipping business, office space and equipment in the gas distribution business and office space for the company’s other energy ventures.

Tropical Shipping has certain equipment operating leases which include purchase and/or renewal options, at fair market amounts at the time of purchase or renewal.  Rental expense under operating leases was $31.4 million, $41.7 million and $41.3 million in 2009, 2008 and 2007, respectively.

19.   REGULATORY PROCEEDINGS

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  In December 2009, Nicor Gas withdrew appeals of the ICC rate orders that it previously had filed in state appellate court.  The ICC’s decision on rehearing, therefore, is final and no longer subject to appeal.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider will provide for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It will also provide for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February order, Nicor Gas will record in the first quarter of 2010 a net recovery related to 2008 and 2009 of approximately $32 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

20.   GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $5 million at December 31, 2009.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees. Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $7.9 million, $7.1 million and $6.6 million were incurred in 2009, 2008 and 2007, respectively.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of December 31, 2009, Nicor Gas had remaining an estimated liability of $2.1 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages)

allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2009, the company had recorded a liability in connection with these matters of $23.8 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

22.   QUARTERLY RESULTS (UNAUDITED)

Quarterly results may be impacted by the variability in the results of the gas distribution business due to seasonal and other factors.  Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$1,110.8	$447.6	$325.6	$768.1
Operating income	59.9	39.5	29.8	91.1
Net income	43.8	22.9	13.6	55.2
Earnings per average share of common stock
Basic	.97	.50	.30	1.22
Diluted	.96	.50	.30	1.21

2008
Operating revenues	$1,595.7	$699.8	$440.3	$1,040.8
Operating income	63.2	40.6	9.3	71.9
Net income	41.4	28.9	1.3	47.9
Earnings per average share of common stock
Basic	.92	.64	.03	1.06
Diluted	.91	.64	.03	1.05

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.         Other Information

None.

 PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

Information about the audit committee and the audit committee financial expert is contained under the Committees of the Board of Directors and Audit Committee Report sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference.  Executive officers of the company are elected annually by the Board of Directors.

In addition, security ownership information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

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

Information on the compensation committee is contained under the Committees of the Board of Directors and Compensation Committee Report sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

Information on executive compensation is contained under the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, Option Exercises and Stock Vested, Pension Benefits, Nonqualified Deferred Compensation, Other Potential Post-Employment Payments and Director Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	662,149	$36.36	2,009,779 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	662,149	$36.36	2,009,779

(1)
This number includes 326,559 shares issuable under the 1997 Long-Term Incentive Plan, as amended.  These shares can be used for awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.  Also included are 354,215 shares issuable under the Nicor Employee Stock Purchase Plan.  The remaining 1,329,005 shares are issuable under the 2006 Long-Term Incentive Program.  These shares can be used for restricted stock, stock options and performance award units, including awards under the Stock Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions, and director independence is contained under the Transactions with Related Persons and Director Independence sections in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information on principal accounting fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about March 10, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	41
II	Valuation and Qualifying Accounts	81

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2009

Allowance for doubtful accounts receivable	$44.9	$56.6	$-		$68.5	(a)	$33.0

Accrued mercury-related costs	2.5	-	-		.4	(b)	2.1

Accrued manufactured gas plant environmental costs	21.4	-	11.2	(c)	8.8	(b)	23.8

2008

Allowance for doubtful accounts receivable	$35.1	$74.1	$-		$64.3	(a)	$44.9

Accrued mercury-related costs	2.8	.6	-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-	19.8	(c)	13.6	(b)	21.4

2007

Allowance for doubtful accounts receivable	$33.4	$57.6	$-		$55.9	(a)	$35.1

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

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

Nicor Inc.

Date February 24, 2010		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

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

Exhibit
Number		Description of Document

4.11	*
Supplemental Indenture, dated July 23, 2009, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7297, Form 10-Q for June 30, 2009, Nicor Inc., Exhibit 4.01.)

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

10.05	*	Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.05.)

10.06	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.07	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.08	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.09	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.10	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.11	*	Amendment to Nicor Inc. Stock Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.4.)

10.12	*	Second Amendment to Nicor Inc. Stock Deferral Plan (as in effect on October 3, 2004 for Pre-2005 benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.01.)

Exhibit
Number		Description of Document

10.13	*	Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.3.)

10.14	*	First Amendment to Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.02.)

10.15	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.16	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.17	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.5.)

10.18	*	Fourth Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.7.)

10.19	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

10.20	*	Deferred Restricted Stock Agreement under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.1.)

10.21	*	Restricted Stock Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.2.)

10.22	*	Non-Qualified Stock Option Agreement Form under the Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 31, 2006, Nicor Inc., Exhibit 10.10.)

10.23	*	2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc., Exhibit 10.01.)

10.24	*	First Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.8.)

10.25	*	Second Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.03.)

10.26	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.3.)

10.27	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.3.)

10.28	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.2.)

Exhibit
Number		Description of Document

10.29	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc. Exhibit 10.02.)

10.30	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 27, 2008 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.08.)

10.31	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.09.)

10.32	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.2.)

10.33	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.1.)

10.34	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.1.)

10.35	*	First Amendment to Restricted Stock Unit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-Q for September 30, 2008, Nicor Inc., Exhibit 10.03.)

10.36	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.01.)

10.37	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Restricted Stock Unit Agreement dated March 27, 2008 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.06.)

10.38	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Restricted Stock Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.07.)

10.39	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.40	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.41	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.42	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.43	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

Exhibit
Number		Description of Document

10.44	*	First Amendment to the Nicor Inc. Salary Deferral Plan. (File No. 1-7297, Form 10-K for 2005, Nicor Inc., Exhibit 10.46.)

10.45	*	Amendment to Nicor Inc. Salary Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.2.)

10.46	*	Nicor Inc. Salary Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.1.)

10.47	*	Supplemental Retirement Benefit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.48	*	Amended and Restated Supplemental Retirement Benefit Plan Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.9.)

10.49	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.50	*	Amendment to Nicor Inc. Supplemental Senior Officer Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.6.)

10.51	*
Nicor Inc. Supplemental Senior Officer Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008).  (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.5.)

10.52	*	2006 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.4.)

10.53	*	2007 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.4.)

10.54	*	2008 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.3.)

10.55	*	First Amendment to Nicor Inc. 2008 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.04.)

10.56	*	2009 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.03.)

10.57	*	First Amendment to Nicor Inc. 2009 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.05.)

10.58	*	Nicor Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.50.)

Exhibit
Number		Description of Document

10.59	*	Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.51.)

10.60	*	Letter Agreement between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.5.)

10.61	*	Nicor Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.02.)

10.62	*	First Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.54.)

10.63	*	Second Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.55.)

10.64	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.01.)

10.65	*	First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.57.)

10.66	*	Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.58.)

10.67	*	Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.03.)

10.68	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.1.)

10.69	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.2.)

10.70	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Daniel R. Dodge. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.3.)

10.71		Amended and Restated Change-in-Control Agreement dated as of December 17, 2007 between Nicor Inc. and Rocco J. D’Alessandro.

10.72	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Paul C. Gracey, Jr. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.4.)

Exhibit
Number		Description of Document

10.73	*
Amended and Restated Change-in-Control Agreement dated as of February 7, 2008 between Tropical Shipping and Construction Company Limited and Rick Murrell. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.65.)

10.74	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Claudia J. Colalillo. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.5.)

10.75	*	Tropical Shipping Company Long-Term Performance Incentive Plan dated as of January 1, 1995. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.66.)

10.76	*	First Amendment to Tropical Shipping Company Long-Term Performance Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.10.)

10.77	*	Tropical Shipping Company Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.4.)

10.78	*	Tropical Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.5.)

10.79	*	First Amendment to Tropical Shipping Company Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.11.)

10.80	*	Nicor Claims and Procedures for Nonqualified Plans. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.10.)

10.81	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7297, Form 10-Q for September 30, 2005, Nicor Inc., Exhibit 10.03.)

10.82	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7297, Form 10-Q for September 20, 2006, Nicor Inc., Exhibit 10.02.)

10.83	*	364-Day Credit Agreement Dated as of May 11, 2009. (File No. 1-7297, Form 10-Q for June 30, 2009, Nicor Inc., Exhibit 10.12.)

10.84	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.64.)

10.85		Agreement between Nicor Gas and Local 19 of the International Brotherhood of Electrical Workers 2009-2014.

21.01		Subsidiaries.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

Exhibit
Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.