Form 10-Q
period 2010-03-31
NICOR INC
filed 2010-05-03
CIK 72020

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at April 26, 2010, were 45,271,489 shares.

i

Glossary

ALJs.  Administrative Law Judges.

ARO.  Asset retirement obligation.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days.

EN Engineering.  EN Engineering, L.L.C., a previously owned joint venture that provides engineering and consulting services.  Nicor sold its ownership on March 31, 2009.

FERC.  Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Health Care Act.  Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2010	2009
Operating revenues
Gas distribution (includes revenue taxes of $73.9 and $74.7, respectively)	$1,068.8	$984.0
Shipping	83.5	89.4
Other energy ventures	65.7	77.1
Corporate and eliminations	(25.1)	(39.7)
Total operating revenues	1,192.9	1,110.8

Operating expenses
Gas distribution
Cost of gas	787.9	716.4
Operating and maintenance	63.8	90.6
Depreciation	46.0	44.4
Taxes, other than income taxes	77.9	78.8
Shipping	84.0	82.8
Other energy ventures	61.3	74.5
Other corporate expenses and eliminations	(24.0)	(36.6)
Total operating expenses	1,096.9	1,050.9

Operating income	96.0	59.9
Interest expense, net of amounts capitalized	9.0	9.3
Equity investment income, net	1.5	11.7
Interest income	.2	.6
Other income, net	.2	.2

Income before income taxes	88.9	63.1
Income tax expense, net of benefits	28.4	19.3

Net income	$60.5	$43.8

Average shares of common stock outstanding
Basic	45.4	45.4
Diluted	45.6	45.4

Earnings per average share of common stock
Basic	$1.33	$.97
Diluted	1.33	.96

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2010	2009

Operating activities
Net income	$60.5	$43.8
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	50.6	49.0
Deferred income tax expense (benefit)	(4.2)	3.2
Gain on sale of equity investment	-	(10.1)
Changes in assets and liabilities:
Receivables, less allowances	(44.1)	99.3
Gas in storage	113.5	188.1
Deferred/accrued gas costs	36.6	(.5)
Derivative instruments	72.4	63.6
Margin accounts - derivative instruments	(48.1)	(73.4)
Other assets	8.7	17.1
Accounts payable	(117.3)	(151.9)
Customer credit balances and deposits	(57.8)	(58.8)
Temporary LIFO inventory liquidation	229.9	197.1
Other liabilities	24.7	(1.2)
Other items	(1.1)	6.8
Net cash flow provided from operating activities	324.3	372.1

Investing activities
Additions to property, plant & equipment	(42.4)	(51.2)
Proceeds from maturities of held-to-maturity securities	.5	.6
Net decrease in other short-term investments	6.6	1.7
Proceeds from sale of equity investment	-	13.0
Net cash flow used for investing activities	(35.3)	(35.9)

Financing activities
Repayments of long-term debt	-	(50.0)
Net repayments of commercial paper	(266.0)	(255.9)
Dividends paid	(21.2)	(21.1)
Borrowing against cash surrender value of life insurance policies	-	3.4
Other financing activities	.4	-
Net cash flow used for financing activities	(286.8)	(323.6)

Net increase in cash and cash equivalents	2.2	12.6

Cash and cash equivalents, beginning of period	55.7	26.0

Cash and cash equivalents, end of period	$57.9	$38.6

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2010	2009	2009
Assets
Current assets
Cash and cash equivalents	$57.9	$55.7	$38.6
Short-term investments	70.9	78.0	67.8
Receivables, less allowances of $52.0, $33.0 and $52.8, respectively	536.2	492.1	590.8
Gas in storage	23.7	137.2	20.4
Derivative instruments	54.3	30.9	61.2
Margin accounts - derivative instruments	81.4	46.1	191.4
Other	122.3	163.3	128.1
Total current assets	946.7	1,003.3	1,098.3

Property, plant and equipment, at cost
Gas distribution	4,614.9	4,598.2	4,488.6
Shipping	335.1	330.0	322.9
Other	38.8	32.8	27.5
	4,988.8	4,961.0	4,839.0
Less accumulated depreciation	2,046.4	2,021.9	1,969.5
Total property, plant and equipment, net	2,942.4	2,939.1	2,869.5

Long-term investments	130.5	128.8	130.2
Other assets	399.2	364.5	479.0

Total assets	$4,418.8	$4,435.7	$4,577.0

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$75.0	$-	$-
Short-term debt	228.0	494.0	484.0
Accounts payable	236.6	353.9	259.4
Customer credit balances and deposits	83.9	141.7	128.5
Temporary LIFO inventory liquidation	229.9	-	197.1
Derivative instruments	151.2	72.3	219.1
Other	154.7	106.2	114.4
Total current liabilities	1,159.3	1,168.1	1,402.5

Deferred credits and other liabilities
Regulatory asset retirement liability	815.2	796.8	763.2
Deferred income taxes	415.9	409.9	399.8
Health care and other postretirement benefits	200.0	199.7	197.0
Asset retirement obligation	184.1	191.6	186.9
Other	143.1	133.6	177.3
Total deferred credits and other liabilities	1,758.3	1,731.6	1,724.2

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	423.3	498.2	448.1
Mandatorily redeemable preferred stock	.1	.1	.6
Total long-term obligations	423.4	498.3	448.7

Common equity
Common stock	113.2	113.1	113.0
Paid-in capital	56.7	54.6	51.4
Retained earnings	920.3	881.0	852.9
Accumulated other comprehensive loss, net	(12.4)	(11.0)	(15.7)
Total common equity	1,077.8	1,037.7	1,001.6

Total capitalization	1,501.2	1,536.0	1,450.3

Total liabilities and capitalization	$4,418.8	$4,435.7	$4,577.0

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2009 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

The company’s management evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

2.	ACCOUNTING POLICIES

Gas in storage.  Nicor Gas’ inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2010 is expected to be restored prior to year-end.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In the first quarter of 2010 and 2009, Nicor Enerchange recorded charges of $5.0 million and $2.8 million, respectively, resulting from a lower of cost or market valuation.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Regulatory assets - current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	-	24.9	15.4
Deferred bad debt costs	28.3	-	-
Other	6.9	5.4	1.4
Regulatory assets - noncurrent
Regulatory postretirement asset	191.5	195.4	227.5
Deferred gas costs	20.6	4.4	39.1
Deferred environmental costs	19.9	18.1	15.0
Unamortized losses on reacquired debt	14.0	14.2	15.1
Other	13.3	8.9	13.3
	$315.1	$291.9	$350.1

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$14.5	$15.0
Accrued gas costs	27.9	-	-
Other	8.2	2.7	-
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	815.2	796.8	763.2
Regulatory income tax liability	21.2	39.1	45.5
Other	3.8	.8	.8
	$890.8	$853.9	$824.5

All items listed above are classified in Other on the Condensed Consolidated Balance Sheets, with the exception of the noncurrent portion of the Regulatory asset retirement liability, which is stated separately.

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $102.8 million, $141.0 million and $89.7 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2010 and 2009 were $72.9 million and $73.6 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Condensed Consolidated Statement of Operations, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

In March 2010, Nicor entered into a forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 to finance the development of a natural gas storage facility.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.  The swap is accounted for as a cash flow hedge, therefore, any changes in the fair value of the swap that are deferred in accumulated other comprehensive income will subsequently be amortized over the term of the fixed-rate debt as an adjustment to interest expense.

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

On February 2, 2010, the ICC approved a bad debt rider that was filed in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

3.         INVESTMENTS

The company’s investments are as follows (in millions):

	March 31	December 31	March 31
	2010	2009	2009

Money market funds	$111.8	$121.1	$90.2
Corporate bonds	.8	1.3	4.3
Other investments	5.0	4.8	3.2
	$117.6	$127.2	$97.7

Investments are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31	December 31	March 31
	2010	2009	2009

Cash equivalents	$41.2	$43.8	$26.0
Short-term investments	70.9	78.0	67.8
Long-term investments	5.5	5.4	3.9
	$117.6	$127.2	$97.7

Investments categorized as trading (including money market funds) totaled $113.8 million, $122.7 million and $91.5 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Corporate bonds are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity corporate bonds at March 31, 2010 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	Total

$.2	$.6	$.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $3.0 million, $3.1 million and $1.9 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

There were no gains or losses on the sale of investments for the periods ended March 31, 2010 and 2009, respectively.

4.	SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $228 million, $494 million and $484 million of commercial paper borrowings outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

In March 2010, Nicor entered into a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 to finance the development of a natural gas storage facility.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

5.         INCOME TAXES

The effective income tax rate for the three months ended March 31, 2010 increased to 32.0 percent from 30.6 percent in the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted annual undistributed foreign earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.  Partially offsetting these factors were favorable tax reserve adjustments recognized in the first quarter of 2010.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2010 and 2009, income tax expense (benefit) has not been provided on approximately ($3) million and $5 million, respectively, of foreign company shipping earnings (loss).  As of March 31, 2010, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $162 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At March 31, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company’s liability for unrecognized tax benefits was $4.4 million at March 31, 2010 of which about $3 million, if recognized, would impact the company’s effective income tax rate.  The decrease in the liability for unrecognized tax benefits from $9.6 million at December 31, 2009 is due primarily to the settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, lapses of statute of limitations and other tax reserve adjustments.  The company believes that it is reasonably possible that a change in the liability for unrecognized tax benefits could occur within 12 months, potentially decreasing it by $4 million.

The balance of unamortized investment tax credits at March 31, 2010, December 31, 2009 and March 31, 2009 was $24.7 million, $25.2 million and $25.4 million, respectively.

6.         FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010
Assets
Money market funds	$111.8	$-	$-	$111.8
Commodity derivatives	26.4	38.0	4.8	69.2
	$138.2	$38.0	$4.8	$181.0

Liabilities
Commodity derivatives	$101.2	$75.1	$12.4	$188.7

December 31, 2009
Assets
Money market funds	$121.1	$-	$-	$121.1
Commodity derivatives	14.6	16.8	8.8	40.2
	$135.7	$16.8	$8.8	$161.3

Liabilities
Commodity derivatives	$54.2	$29.3	$3.8	$87.3

March 31, 2009
Assets
Money market funds	$90.2	$-	$-	$90.2
Commodity derivatives	35.1	20.4	17.0	72.5
	$125.3	$20.4	$17.0	$162.7
Liabilities
Commodity derivatives	$225.1	$42.0	$1.3	$268.4

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; the fair value of these over-the-counter items consider credit risk and are classified within Level 2.  In certain instances, the company may be required to determine a fair value using significant unobservable inputs such as indicative broker prices; the resulting valuation is classified as Level 3.

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances for the three months ended March 31 (in millions):

	2010	2009

Beginning of period	$5.0	$1.6
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(1.3)	(.1)
Included in net income	(6.3)	9.4
Settlements, net of issuances	.8	1.1
Transfers into Level 3	-	4.2
Transfers out of Level 3	(5.8)	(.5)
End of period	$(7.6)	$15.7

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.  At March 31, 2010, net unrealized gains (losses) included in net income relating to derivatives still held were ($9.6) million.

Transfers into and out of Level 3 reflect the liquidity at the relevant natural gas trading locations which affects the significance of unobservable inputs used in the valuation.  In 2010, in accordance with new accounting guidance, the company elected to determine both transfers in and out of Level 3 using values at the end of the interim period in which the transfer occurred.  In 2009, transfers into Level 3 were determined using beginning of period values and transfers out of Level 3 were determined using end of period values.

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Assets
Margin accounts – derivative instruments	$81.4	$46.1	$191.4
Other – noncurrent	26.6	13.8	45.7

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2010, December 31, 2009 and March 31, 2009 was $500 million, $500 million and $450 million, respectively.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $530 million at March 31, 2010, $543 million at December 31, 2009 and $453 million at March 31, 2009.

7.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 6 – Fair Value Measurements.

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are shown in the table below (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Derivatives designated as hedging instruments
Assets
Derivative instruments	$-	$.3	$-

Liabilities
Derivative instruments	$2.8	$1.0	$6.1
Other – noncurrent	.2	-	.5
	$3.0	$1.0	$6.6

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$54.3	$30.6	$61.2
Other – noncurrent	14.9	9.3	11.3
	$69.2	$39.9	$72.5

Liabilities
Derivative instruments	$148.4	$71.3	$213.0
Other – noncurrent	37.3	15.0	48.8
	$185.7	$86.3	$261.8

Volumes.  As of March 31, 2010, December 31, 2009 and March 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 67 Bcf, 64 Bcf and 75 Bcf, respectively to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 0.6 Bcf, net short position of 1.3 Bcf and net long position of 0.4 Bcf as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

In March 2010, Nicor entered into a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 to finance the development of a natural gas storage facility.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.  At March 31, 2010, the fair value of the swap agreement was immaterial.

Condensed Consolidated Statements of Operations - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.

Cash flow hedges affected accumulated other comprehensive income as shown in the following table (in millions):

	Three months ended March 31
	2010	2009

Pretax gain (loss) recognized in other comprehensive income (effective portion)	$(3.0)	$(6.5)

The pretax gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended March 31
Location	2010	2009

Operating revenues	$(.4)	$(8.3)
Operating and maintenance	(.3)	(4.5)
	$(.7)	$(12.8)

As of March 31, 2010, December 31, 2009 and March 31, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span approximately two years for each of the respective periods.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at March 31, 2010, December 31, 2009 and March 31, 2009 was $3.1 million ($1.9 million after taxes), $0.9 million ($0.5 million after taxes) and $7.1 million ($4.3 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

Condensed Consolidated Statements of Operations - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net gain (loss) recognized in income are summarized in the table below (in millions):

	Three months ended March 31
Location	2010	2009

Operating revenues	$(1.0)	$(.8)
Operating and maintenance	(.9)	(1.7)
	$(1.9)	$(2.5)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $90.3 million and $117.1 million were recognized in regulatory assets for the three months ended March 31, 2010 and 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2010, December 31, 2009 and March 31, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $43 million, $20 million and $38 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $42 million, $19 million and $37 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

8.	POSTRETIREMENT BENEFITS

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended March 31
Service cost	$2.4	$2.2	$.6	$.6
Interest cost	4.0	4.1	3.0	3.0
Expected return on plan assets	(7.2)	(6.3)	-	-
Recognized net actuarial loss	3.0	3.8	1.0	1.1
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$2.3	$3.9	$4.6	$4.7

The decrease in postretirement benefit expense in 2010 compared to 2009 is due to the positive impact on the value of plan assets of the partial capital market recovery in 2009, which was somewhat offset by the negative impact of a decrease in the discount rate.

The company is evaluating the provisions of the Health Care Act and will evaluate future interpretations to determine the impact it may have on the company’s future results of operations, cash flows and financial condition.

9.	EQUITY INVESTMENT INCOME, NET

Equity investment income includes investment income from Triton of $1.4 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.  Nicor received cash distributions from equity investees for the three months ended March 31, 2010 and 2009 of $2.5 million and $2.8 million, respectively.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

10.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):
	Three months ended
	March 31
	2010	2009

Net income	$60.5	$43.8
Other comprehensive income (loss), after tax	(1.4)	4.0
Total comprehensive income	$59.1	$47.8

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.         BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended
	March 31
	2010	2009
Gas distribution
Operating revenues
External customers	$1,050.0	$964.8
Intersegment	18.8	19.2
	$1,068.8	$984.0

Operating income	$93.2	$53.8

Shipping
Operating revenues
External customers	$83.5	$89.4
Intersegment	-	-
	$83.5	$89.4

Operating income (loss)	$(0.5)	$6.6

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$5.6	$(2.3)
Intersegment	5.7	20.0
	$11.3	$17.7

Operating income	$4.7	$9.7

Other
Operating revenues
External customers	$53.8	$58.9
Intersegment	0.6	0.5
	$54.4	$59.4

Operating loss	$(0.3)	$(7.1)

Corporate and eliminations
Operating revenues
External customers	$-	$-
Intersegment	(25.1)	(39.7)
	$(25.1)	$(39.7)

Operating loss	$(1.1)	$(3.1)

Consolidated
Operating revenues
External customers	$1,192.9	$1,110.8
Intersegment	-	-
	$1,192.9	$1,110.8

Operating income	$96.0	$59.9

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

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather for the three months ended March 31, 2010 and 2009 were $1.3 million and $2.6 million, respectively.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

12.         REGULATORY PROCEEDINGS

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase authorized in the rate case originally filed by the company in April 2008 is approximately $80 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider provides for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It also provides for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February 2010 order, Nicor Gas recorded in the first quarter of 2010 a net recovery related to 2008 and 2009 of $31.7 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

13.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $7 million at March 31, 2010.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $2.4 million and $1.9 million were incurred in the three months ended March 31, 2010 and 2009, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in 14 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of March 31, 2010, Nicor Gas had remaining an estimated liability of $2.0 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2010, the company had recorded a liability in connection with these matters of $28.2 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor 2009 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended
	March 31
	2010	2009

Net income	$60.5	$43.8

Diluted earnings per common share	$1.33	$.96

Comparisons of the three months ended results reflect higher operating income in the company’s gas distribution business and other energy-related businesses and improved corporate operating results, partially offset by lower operating results in the company’s shipping business, lower equity investment income and a higher effective income tax rate in 2010.

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase authorized in the rate case originally filed by the company in April 2008 is approximately $80 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider provides for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It also provides for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February 2010 order, Nicor Gas recorded in the first quarter of 2010 a net recovery related to 2008 and 2009 of $31.7 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Health Care Reform Legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

The company is evaluating the other provisions of the Health Care Act and will evaluate future interpretations to determine the impact it may have on the company’s future results of operations, cash flows and financial condition.

Capital market environment.  The volatility in the capital markets over the past two years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to this past volatility.

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended
	March 31
	2010	2009

Gas distribution	$93.2	$53.8
Shipping	(.5)	6.6
Other energy ventures	4.4	2.6
Corporate and eliminations	(1.1)	(3.1)
	$96.0	$59.9

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $39.4 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower operating and maintenance expense ($26.8 million decrease of which $31.7 million relates to the net under-recovery of bad expense discussed previously) and higher gas distribution margin ($14.0 million increase), partially offset by higher depreciation expense ($1.6 million increase).

•
Shipping operating results decreased $7.1 million for the three months ended March 31, 2010 compared to the prior year due to lower operating revenues ($5.9 million decrease) and higher operating costs ($1.2 million increase).  Lower operating revenues were attributable to lower average rates. Operating costs were higher due primarily to higher transportation-related costs, partially offset by lower charter costs.

•
Nicor’s other energy ventures operating income increased $1.8 million for the three months ended March 31, 2010 compared to the prior year due primarily to higher operating income at Nicor’s energy-related products and services businesses ($6.6 million increase), partially offset by lower operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange  ($5.0 million decrease).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($11.6 million decrease), partially offset by lower operating revenues ($5.0 million decrease).  Lower operating income at Nicor Enerchange was due to unfavorable costing of physical sales activity and unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

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

•
Corporate and eliminations operating results improved $2.0 million for the three months ended March 31, 2010 compared to the prior year due to lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($1.3 million decrease) and an insurance recovery on a previously settled legal matter ($0.7 million).  The company recorded $1.3 million of costs associated with the natural weather hedge in the current year compared to $2.6 million of costs recorded in the prior year.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):
	Three months ended
	March 31
	2010	2009

Gas distribution	$1,068.8	$984.0
Shipping	83.5	89.4
Other energy ventures	65.7	77.1
Corporate and eliminations	(25.1)	(39.7)
	$1,192.9	$1,110.8

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues increased $84.8 million for the three months ended March 31, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $115 million increase) and the impact of the increase in base rates (approximately $14 million increase), partially offset by warmer weather (approximately $50 million decrease).

Shipping operating revenues decreased $5.9 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower average rates ($5.8 million decrease).

Nicor’s other energy ventures operating revenues decreased $11.4 million for the three months ended March 31, 2010 compared to the prior year due to lower operating revenues at Nicor Enerchange ($6.4 million decrease) and at Nicor’s energy-related products and services businesses ($5.0 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable costing of physical sales activity and unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.

Corporate and eliminations reflects primarily the elimination of revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products.

Gas distribution margin.  Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues.  Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in gas distribution revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on gas distribution margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  Additionally, in February 2010 the ICC approved the company’s bad debt rider.  As a result, changes in revenue included in gas distribution margin attributable to these items are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended
	March 31
	2010	2009

Gas distribution revenues	$1,068.8	$984.0
Cost of gas	(787.9)	(716.4)
Revenue tax expense	(72.9)	(73.6)
Gas distribution margin	$208.0	$194.0

Gas distribution margin increased $14.0 million for the three months ended March 31, 2010 compared to the prior year due to the impact of the increase in base rates (approximately $14 million increase) and higher revenue from cost recovery riders ($5.6 million attributable to the energy efficiency program and $3.4 million attributable to the bad debt rider), partially offset by the impact of warmer weather (approximately $5 million decrease) and lower interest on customer balances (approximately $2 million decrease).

Gas distribution operating and maintenance expense.   Gas distribution operating and maintenance expense decreased $26.8 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower bad debt expense ($22.7 million decrease) and lower company use and storage-related gas costs ($6.5 million decrease), partially offset by costs associated with the energy efficiency program ($5.6 million).  Bad debt expense for three months ended March 31, 2010 was $1.4 million compared to $24.1 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $29.7 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $3.4 million of expense which is equal to the revenue billed under the bad debt rider.

Shipping operating expenses.  Shipping operating expenses increased $1.2 million for the three months ended March 31, 2010 compared to the prior year due to higher transportation-related costs ($3.5 million increase, largely attributable to higher fuel prices) and higher repairs and maintenance costs ($0.7 million increase), partially offset by lower charter costs ($3.0 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $13.2 million for the three months ended March 31, 2010 compared to the prior year due primarily to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($11.6 million decrease).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average cost per utility-bill management contract, partially offset by higher average contract volumes.

Interest expense.  Interest expense decreased $0.3 million for the three months ended March 31, 2010 compared to the prior year due to lower interest on income tax matters ($0.7 million decrease), partially offset by higher bank commitment fees ($0.4 million increase).

Net equity investment income.  Net equity investment income decreased $10.2 million for the three months ended March 31, 2010 compared to the prior year.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering and recognized a gain on the sale of $10.1 million.

Interest income.  Interest income decreased $0.4 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower interest on income tax matters ($0.3 million decrease).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2010 and 2009, income tax expense (benefit) has not been provided on approximately ($3) million and $5 million, respectively, of foreign company shipping earnings (loss).  As of March 31, 2010, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $162 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended March 31, 2010 increased to 32.0 percent from 30.6 percent in the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted annual undistributed foreign earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.  Partially offsetting these factors were favorable tax reserve adjustments recognized in the first quarter of 2010.

Nicor Inc.
Gas Distribution Statistics
	Three months ended
	March 31
	2010	2009
Operating revenues (millions)
Sales
Residential	$715.9	$648.1
Commercial	185.3	167.8
Industrial	21.9	19.5
	923.1	835.4
Transportation
Residential	14.3	14.3
Commercial	24.6	27.3
Industrial	10.5	10.2
Other	1.4	3.6
	50.8	55.4
Other revenues
Revenue taxes	73.9	74.7
Environmental cost recovery	6.9	5.7
Chicago Hub	1.5	2.0
Other	12.6	10.8
	94.9	93.2
	$1,068.8	$984.0
Deliveries (Bcf)
Sales
Residential	90.7	96.3
Commercial	24.0	24.8
Industrial	3.0	3.0
	117.7	124.1
Transportation
Residential	11.2	12.2
Commercial	36.4	38.6
Industrial	29.8	30.3
	77.4	81.1
	195.1	205.2
Customers at end of period (thousands)
Sales
Residential	1,775	1,769
Commercial	132	132
Industrial	8	8
	1,915	1,909
Transportation
Residential	213	219
Commercial	49	52
Industrial	5	5
	267	276
	2,182	2,185

Other statistics
Degree days	3,026	3,185
Colder than normal (1)	4%	10%
Average gas cost per Mcf sold	$6.57	$5.64

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days.

Shipping Statistics
	Three months ended
	March 31
	2010	2009

TEUs shipped (thousands)	42.5	42.6
Revenue per TEU	$1,963	$2,100
At end of period
Ports served	25	25
Vessels operated	15	16

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

Operating cash flows.  Net cash flow provided from operating activities decreased $47.8 million for the three months ended March 31, 2010 compared to the prior year.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $0.6 million for the three months ended March 31, 2010 compared to the prior year.

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2009 Annual Report on Form 10-K.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million in First Mortgage Bonds at 4.70 percent, due in 2019.

In March 2010, Nicor entered into a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 to finance the development of a natural gas storage facility.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $228 million, $494 million and $484 million of commercial paper borrowings outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended March 31, 2010.  This quarterly dividend rate was also applicable in 2009.  The company paid dividends on its common stock of approximately $21 million for the three months ended March 31, 2010 and 2009.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  Energy efficiency plans are required to be submitted for approval to the ICC no later than October 1, 2010.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

CONTINGENCIES

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2010.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Manufactured Gas Plant Sites.

Municipal tax matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Municipal Tax Matters.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Other.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

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

There has been no material change in the company’s exposure to market risk since the filing of the 2009 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Regulatory Proceedings and Note 14 – Contingencies, which is incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first three months of 2010 or 2009.  As of March 31, 2010, $21.5 million remained authorized for the repurchase of common stock.

Item 6.   Exhibits

Exhibit
Number		Description of Document

3.01	*
Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.01.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

10.01	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.01.)

10.02	*	Form of Restricted Stock Unit Agreement. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.02.)

10.03	*	Restricted Stock Unit Agreement between Nicor Inc. and Rick Murrell. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.03.)

10.04	*	Form of Amendment to 2007, 2008 and 2009 Restricted Stock Unit Agreements. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.04.)

10.05	*	Form of Performance Cash Unit Agreement. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.05.)

10.06	*	Performance Cash Unit Agreement between Nicor Inc. and Rick Murrell. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.06.)

10.07	*	2010 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.07.)

10.08		3 Year Credit Agreement Dated as of April 23, 2010.

10.09		364-Day Credit Agreement Dated as of April 23, 2010.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Inc.

May 3, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)