Form 10-Q
period 2010-06-30
NICOR INC
filed 2010-08-03
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at July 27, 2010, were 45,506,484 shares.

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

Financial Reform Legislation.  Dodd-Frank Wall Street Reform and Consumer Protection Act.

Health Care Act.  Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

ICC.  Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IDR.  Illinois Department of Revenue.

Illinois Legislation.  Illinois Senate Bill 1918.

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

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Operating revenues
Gas distribution (includes revenue taxes of $23.9, $26.6, $97.8 and $101.3, respectively)	$299.5	$326.3	$1,368.3	$1,310.3
Shipping	86.0	83.8	169.5	173.2
Other energy ventures	50.3	51.2	116.0	128.3
Corporate and eliminations	(10.2)	(13.7)	(35.3)	(53.4)
Total operating revenues	425.6	447.6	1,618.5	1,558.4

Operating expenses
Gas distribution
Cost of gas	118.9	156.6	906.8	873.0
Operating and maintenance	79.1	69.1	142.9	159.7
Depreciation	45.9	44.6	91.9	89.0
Taxes, other than income taxes	28.2	30.9	106.1	109.7
Shipping	81.8	81.3	165.8	164.1
Other energy ventures	38.9	38.5	100.2	113.0
Other corporate expenses and eliminations	(10.6)	(12.9)	(34.6)	(49.5)
Total operating expenses	382.2	408.1	1,479.1	1,459.0

Operating income	43.4	39.5	139.4	99.4
Interest expense, net of amounts capitalized	9.7	8.8	18.7	18.1
Equity investment income, net	2.1	1.6	3.6	13.3
Interest income	.7	.5	.9	1.1
Other income, net	.3	.3	.5	.5

Income before income taxes	36.8	33.1	125.7	96.2
Income tax expense, net of benefits	12.6	10.2	41.0	29.5

Net income	$24.2	$22.9	$84.7	$66.7

Average shares of common stock outstanding
Basic	45.6	45.4	45.5	45.4
Diluted	45.8	45.5	45.7	45.5

Earnings per average share of common stock
Basic	$.53	$.50	$1.86	$1.47
Diluted	.53	.50	1.85	1.47

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2010	2009

Operating activities
Net income	$84.7	$66.7
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	101.2	98.1
Deferred income tax expense (benefit)	(15.8)	1.0
Gain on sale of equity investment	-	(10.1)
Changes in assets and liabilities:
Receivables, less allowances	224.0	379.2
Gas in storage	83.8	179.9
Deferred/accrued gas costs	37.0	56.9
Derivative instruments	8.8	(21.2)
Margin accounts - derivative instruments	(1.2)	29.1
Other assets	27.4	17.1
Accounts payable	(60.0)	(145.2)
Customer credit balances and deposits	(40.2)	(44.2)
Temporary LIFO inventory liquidation	87.7	82.9
Other liabilities	(12.3)	(29.6)
Other items	.7	9.6
Net cash flow provided from operating activities	525.8	670.2

Investing activities
Additions to property, plant & equipment	(97.3)	(111.2)
Purchases of held-to-maturity securities	(8.0)	-
Proceeds from maturities of held-to-maturity securities	.7	1.3
Net (increase) decrease in other short-term investments	11.0	(3.7)
Proceeds from sale of equity investment	.9	13.0
Other investing activities	(2.7)	1.9
Net cash flow used for investing activities	(95.4)	(98.7)

Financing activities
Repayments of long-term debt	-	(50.0)
Net repayments of commercial paper	(387.0)	(462.9)
Debt issuance costs	(5.8)	(1.9)
Dividends paid	(42.4)	(42.3)
Proceeds from exercise of stock options	8.5	-
Borrowing against cash surrender value of life insurance policies	-	3.4
Other financing activities	.4	.1
Net cash flow used for financing activities	(426.3)	(553.6)

Net increase in cash and cash equivalents	4.1	17.9

Cash and cash equivalents, beginning of period	55.7	26.0

Cash and cash equivalents, end of period	$59.8	$43.9

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	June 30	December 31	June 30
	2010	2009	2009
Assets
Current assets
Cash and cash equivalents	$59.8	$55.7	$43.9
Short-term investments	66.6	78.0	72.4
Receivables, less allowances of $50.1, $33.0 and $51.9, respectively	268.1	492.1	310.9
Gas in storage	53.4	137.2	28.6
Derivative instruments	44.4	30.9	53.3
Margin accounts - derivative instruments	52.6	46.1	116.8
Other	111.9	163.3	117.4
Total current assets	656.8	1,003.3	743.3

Property, plant and equipment, at cost
Gas distribution	4,646.1	4,598.2	4,536.8
Shipping	338.4	330.0	323.2
Other	44.9	32.8	29.3
Property, plant and equipment, at cost	5,029.4	4,961.0	4,889.3
Less accumulated depreciation	2,069.4	2,021.9	1,990.1
Total property, plant and equipment, net	2,960.0	2,939.1	2,899.2

Long-term investments	137.0	128.8	128.4
Other assets	373.7	364.5	416.7

Total assets	$4,127.5	$4,435.7	$4,187.6

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$75.0	$-	$-
Short-term debt	107.0	494.0	227.0
Accounts payable	293.9	353.9	266.1
Customer credit balances and deposits	101.5	141.7	143.1
Temporary LIFO inventory liquidation	87.7	-	82.9
Derivative instruments	88.1	72.3	152.4
Other	107.8	106.2	104.5
Total current liabilities	861.0	1,168.1	976.0

Deferred credits and other liabilities
Regulatory asset retirement liability	825.7	796.8	774.7
Deferred income taxes	405.3	409.9	399.0
Health care and other postretirement benefits	201.0	199.7	197.5
Asset retirement obligation	186.5	191.6	188.9
Other	136.5	133.6	146.9
Total deferred credits and other liabilities	1,755.0	1,731.6	1,707.0

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	423.3	498.2	498.1
Mandatorily redeemable preferred stock	.1	.1	.6
Total long-term obligations	423.4	498.3	498.7

Common equity
Common stock	113.8	113.1	113.0
Paid-in capital	65.6	54.6	52.2
Retained earnings	923.1	881.0	854.6
Accumulated other comprehensive loss, net	(14.4)	(11.0)	(13.9)
Total common equity	1,088.1	1,037.7	1,005.9

Total capitalization	1,511.5	1,536.0	1,504.6

Total liabilities and capitalization	$4,127.5	$4,435.7	$4,187.6

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

Gas in storage.  Nicor Gas’ inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2010 is expected to be restored prior to year-end.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In the first quarter of 2010 and 2009, Nicor Enerchange recorded charges of $5.0 million and $2.8 million, respectively, resulting from lower of cost or market valuations.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2010	2009	2009

Regulatory assets - current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	-	24.9	-
Deferred bad debt costs	18.7	-	-
Other	7.2	5.4	2.3
Regulatory assets - noncurrent
Regulatory postretirement asset	187.6	195.4	222.7
Deferred gas costs	7.8	4.4	15.2
Deferred environmental costs	23.1	18.1	11.8
Unamortized losses on reacquired debt	13.7	14.2	14.8
Other	12.4	8.9	12.7
	$291.1	$291.9	$302.8

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$14.5	$15.0
Accrued gas costs	15.5	-	18.1
Other	12.8	2.7	.4
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	825.7	796.8	774.7
Regulatory income tax liability	20.2	39.1	44.7
Other	3.9	.8	.8
	$892.6	$853.9	$853.7

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $32.0 million, $141.0 million and $31.9 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2010 were $23.5 million and $96.4 million, respectively, and $26.3 million and $99.9 million, respectively, for the same periods in 2009.

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

Nicor Gas.  Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are carried at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

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

Nicor.  Derivative instruments, such as forward-starting interest rate swaps, are utilized to hedge the interest payments associated with long-term debt. These derivative instruments are carried at fair value and cash flow hedge accounting is elected. The effective portion of any changes in the fair value of the derivative is deferred in accumulated other comprehensive income.  Upon settlement, the deferred amount will be amortized to interest expense on a straight-line basis over the life of the debt.

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

3.	INVESTMENTS

The company’s investments are as follows (in millions):

	June 30	December 31	June 30
	2010	2009	2009

Money market funds	$112.8	$121.1	$100.8
Corporate bonds	6.8	1.3	3.5
Other investments	8.2	4.8	3.9
	$127.8	$127.2	$108.2

Investments are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	June 30	December 31	June 30
	2010	2009	2009

Cash equivalents	$46.5	$43.8	$31.2
Short-term investments	66.6	78.0	72.4
Long-term investments	14.7	5.4	4.6
	$127.8	$127.2	$108.2

Investments categorized as trading (including money market funds) totaled $114.7 million, $122.7 million and $102.2 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at June 30, 2010 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	5-10 Years	Total

$.2	$7.7	$.9	$8.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained primarily to fulfill statutory or contractual requirements.  These investments totaled $4.3 million, $3.1 million and $2.5 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

4.	SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company classified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $107 million, $494 million and $277 million of commercial paper borrowings outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

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

5.         INCOME TAXES

The effective income tax rate for the three months ended June 30, 2010 increased to 34.2 percent from 30.9 percent in the prior-year period.  The effective income tax rate for the six months ended June 30, 2010 increased to 32.6 percent from 30.7 percent in the prior-year period. The higher effective income tax rate for the three and six months ended June 30, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted annual undistributed foreign earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.  The higher effective income tax rate for the six month period is offset, in part, by favorable tax reserve adjustments recognized in the first quarter of 2010.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended June 30, 2010, income tax expense has not been provided on approximately $2 million of foreign company shipping earnings.  There were no significant foreign shipping company earnings for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, income tax expense (benefit) has not been provided on approximately ($1) million and $5 million, respectively, of foreign company shipping earnings (loss). As of June 30, 2010, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $164 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At June 30, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company’s liability for unrecognized tax benefits was $4.9 million at June 30, 2010 of which about $3 million, if recognized, would impact the company’s effective income tax rate.  The decrease in the liability for unrecognized tax benefits from $9.6 million at December 31, 2009 is due primarily to the settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, lapses of statute of limitations and other tax reserve adjustments.  The company believes that it is reasonably possible that a change in the liability for unrecognized tax benefits could occur within 12 months, potentially decreasing it by about $5 million.

The balance of unamortized investment tax credits at June 30, 2010, December 31, 2009 and June 30, 2009 was $24.2 million, $25.2 million and $24.7 million, respectively.

6.         FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Assets
Money market funds	$112.8	$-	$-	$112.8
Commodity derivatives	20.7	27.5	10.2	58.4
	$133.5	$27.5	$10.2	$171.2

Liabilities
Commodity derivatives	$56.4	$50.4	$3.1	$109.9
Interest rate derivative	-	4.5	-	4.5
	$56.4	$54.9	$3.1	$114.4

December 31, 2009
Assets
Money market funds	$121.1	$-	$-	$121.1
Commodity derivatives	14.6	16.8	8.8	40.2
	$135.7	$16.8	$8.8	$161.3

Liabilities
Commodity derivatives	$54.2	$29.3	$3.8	$87.3

June 30, 2009
Assets
Money market funds	$100.8	$-	$-	$100.8
Commodity derivatives	29.9	25.5	8.1	63.5
	$130.7	$25.5	$8.1	$164.3

Liabilities
Commodity derivatives	$143.0	$28.8	$2.8	$174.6

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

The net fair value of commodity derivatives relates largely to Nicor Gas.  The majority of commodity derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their fair values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The net fair value of the interest derivative relates to a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Beginning of period	$(7.6)	$15.7	$5.0	$1.6
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	.5	(1.6)	(.8)	(1.7)
Included in net income	(.5)	.9	(6.8)	10.3
Settlements, net of purchases	3.1	.2	3.9	1.3
Transfers into Level 3	2.8	-	2.8	4.3
Transfers out of Level 3	8.8	(9.9)	3.0	(10.5)
End of period	$7.1	$5.3	$7.1	$5.3

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.  For the three and six months ended June 30, 2010, net unrealized gains (losses) included in net income relating to derivatives still held were ($0.2) million and $0.9 million, respectively.

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2010	2009	2009
Assets
Margin accounts – derivative instruments	$52.6	$46.1	$116.8
Other – noncurrent	13.5	13.8	17.7

Liabilities
Other – current	$1.9	$-	$-
Other – noncurrent	3.1	-	-

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2010, December 31, 2009 and June 30, 2009 was $500 million, $500 million and $450 million, respectively.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $561 million at June 30, 2010, $543 million at December 31, 2009 and $485 million at June 30, 2009.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are shown in the table below (in millions):

	June 30	December 31	June 30
	2010	2009	2009

Derivatives designated as hedging instruments
Assets
Derivative instruments	$.1	$.3	$.1

Liabilities
Derivative instruments	$1.6	$1.0	$3.5
Other – noncurrent	4.7	-	.2
	$6.3	$1.0	$3.7

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$44.3	$30.6	$53.2
Other – noncurrent	14.0	9.3	10.2
	$58.3	$39.9	$63.4

Liabilities
Derivative instruments	$86.5	$71.3	$148.9
Other – noncurrent	21.6	15.0	22.0
	$108.1	$86.3	$170.9

Volumes.  As of June 30, 2010, December 31, 2009 and June 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 53 Bcf, 64 Bcf and 71 Bcf, respectively to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 2.6 Bcf, 1.3 Bcf and 1.6 Bcf as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

As of June 30, 2010, Nicor held a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

Condensed Consolidated Statements of Operations – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  A cash flow hedge used by Nicor, to hedge the interest payments attributable to long-term fixed-rate debt, will eventually be recorded within interest expense.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Pretax gain (loss) recognized in other comprehensive income	$(4.3)	$(.1)	$(7.3)	$(6.6)

The pretax gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
Location	2010	2009	2010	2009
Operating revenues	$(.6)	$(1.7)	$(1.0)	$(10.0)
Operating and maintenance	(.3)	(1.2)	(.6)	(5.7)
	$(.9)	$(2.9)	$(1.6)	$(15.7)

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and six months ended June 30, 2010 and 2009.

As of June 30, 2010, December 31, 2009 and June 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span approximately two years for each of the respective periods.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at June 30, 2010, December 31, 2009 and June 30, 2009 was $2.1 million ($1.3 million after taxes), $0.9 million ($0.5 million after taxes) and $4.4 million ($2.6 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swap entered into in March 2010 will be amortized to interest expense once the probable issuance of long-term fixed rate debt occurs in 2012.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swap at June 30, 2010, was $4.5 million ($2.7 million after taxes).

Condensed Consolidated Statements of Operations – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net gain (loss) recognized in income are summarized in the table below (in millions):

	Three months ended June 30		Six months ended June 30
Location	2010	2009	2010	2009
Operating revenues	$(.4)	$(7.9)	$(1.4)	$(8.7)
Operating and maintenance	.2	(.1)	(.7)	(1.8)
	$(.2)	$(8.0)	$(2.1)	$(10.5)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three and six months ended June 30, 2010 were $16.2 million and ($74.1) million, respectively, and ($8.4) million and ($125.5) million, respectively, for the same periods in 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2010, December 31, 2009 and June 30, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $22 million, $20 million and $25 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $21 million, $19 million and $22 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended June 30
Service cost	$2.5	$2.1	$.5	$.5
Interest cost	4.0	4.1	2.9	3.0
Expected return on plan assets	(7.3)	(6.3)	-	-
Recognized net actuarial loss	2.9	3.9	1.1	1.2
Amortization of prior service cost	.1	.1	.1	-
Net benefit cost	$2.2	$3.9	$4.6	$4.7

Six months ended June 30
Service cost	$4.9	$4.3	$1.1	$1.1
Interest cost	8.0	8.2	5.9	6.0
Expected return on plan assets	(14.5)	(12.6)	-	-
Recognized net actuarial loss	5.9	7.7	2.1	2.3
Amortization of prior service cost	.2	.2	.1	-
Net benefit cost	$4.5	$7.8	$9.2	$9.4

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

Equity investment income includes investment income from Triton of $1.8 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $1.3 million and $2.5 million, for the same periods in 2009.  Nicor received cash distributions from equity investees for the three and six months ended June 30, 2010 of $5.4 million and $7.9 million, respectively, and $3.7 million and $6.5 million, respectively, for the same periods in 2009.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

10.      COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Net income	$24.2	$22.9	$84.7	$66.7
Other comprehensive income (loss), after tax	(2.0)	1.8	(3.4)	5.8
Total comprehensive income	$22.2	$24.7	$81.3	$72.5

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.      BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Gas distribution
Operating revenues
External customers	$292.3	$318.4	$1,342.3	$1,283.2
Intersegment	7.2	7.9	26.0	27.1
	$299.5	$326.3	$1,368.3	$1,310.3

Operating income	$27.4	$25.1	$120.6	$78.9

Shipping
Operating revenues
External customers	$86.0	$83.8	$169.5	$173.2
Intersegment	-	-	-	-
	$86.0	$83.8	$169.5	$173.2

Operating income	$4.2	$2.5	$3.7	$9.1

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$7.8	$2.4	$13.4	$.1
Intersegment	2.5	5.3	8.2	25.3
	$10.3	$7.7	$21.6	$25.4

Operating income	$2.7	$1.6	$7.4	$11.3

Other
Operating revenues
External customers	$39.5	$43.0	$93.3	$101.9
Intersegment	.5	.5	1.1	1.0
	$40.0	$43.5	$94.4	$102.9

Operating income	$8.7	$11.1	$8.4	$4.0

Corporate and eliminations
Operating revenues
External customers	$-	$-	$-	$-
Intersegment	(10.2)	(13.7)	(35.3)	(53.4)
	$(10.2)	$(13.7)	$(35.3)	$(53.4)

Operating income (loss)	$.4	$(.8)	$(.7)	$(3.9)

Consolidated
Operating revenues
External customers	$425.6	$447.6	$1,618.5	$1,558.4
Intersegment	-	-	-	-
	$425.6	$447.6	$1,618.5	$1,558.4

Operating income	$43.4	$39.5	$139.4	$99.4

Intersegment revenues include gas distribution revenues related to customers entering into utility-bill management contracts with Nicor Solutions and wholesale marketing revenues from the sale of natural gas to Nicor Advanced Energy.  Under the utility-bill management contracts, Nicor Solutions bills a fixed amount to a customer, regardless of changes in natural gas prices or weather, and in exchange pays the customer’s utility bills from Nicor Gas.  Nicor Advanced Energy provides natural gas and related services on an unregulated basis to residential and small commercial customers and purchases its natural gas supplies from Nicor Enerchange.  Intersegment revenues are eliminated in the Condensed Consolidated Financial Statements.

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to warmer (colder) than normal weather for the three and six months ended June 30, 2010 were $0.9 million and ($0.4) million, respectively, and ($0.3) million and ($2.9) million, respectively, for the same periods in 2009.  This benefit (cost) is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

13.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $1.5 million at June 30, 2010.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $2.4 million and $4.8 million were incurred in the three and six months ended June 30, 2010, respectively, and $1.8 million and $3.7 million, respectively, for the same periods in 2009.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 14 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company.  There is generally no limitation as to the amount.  During 2007, the SEC filed a civil injunctive action against three former officers of Nicor relating to the PBR Plan.  Defense costs that are being incurred by these former officers in connection with the SEC action currently are being tendered to, and paid by, the company’s insurer.  In July 2010, one of these former officers entered into an agreement with the SEC to settle the action against him.  While the company does not expect to incur significant costs relating to the indemnification of present and former directors, officers and employees after taking into account available insurance, it is not possible to estimate the maximum future potential payments.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2010, Nicor Gas had remaining an estimated liability of $2.0 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Manufactured Gas Plant Sites.  Manufactured gas plants were used in the 1800s and early to mid 1900s to produce manufactured gas from coal, creating a coal tar byproduct.  Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2010, the company had recorded a liability in connection with these matters of $29.3 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Net income	$24.2	$22.9	$84.7	$66.7

Diluted earnings per common share	$.53	$.50	$1.85	$1.47

Comparisons of the three months ended results reflect higher operating income in the company’s gas distribution and shipping businesses and improved corporate operating results, partially offset by lower operating income in the company’s other energy-related businesses and a higher effective income tax rate.  Comparisons of the six months ended results reflect higher operating income in the company’s gas distribution business and other energy-related businesses and improved corporate operating results, partially offset by lower operating income in the company’s shipping business, lower equity investment income and a higher effective income tax rate.

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

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Gas distribution	$27.4	$25.1	$120.6	$78.9
Shipping	4.2	2.5	3.7	9.1
Other energy ventures	11.4	12.7	15.8	15.3
Corporate and eliminations	.4	(.8)	(.7)	(3.9)
	$43.4	$39.5	$139.4	$99.4

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $2.3 million for the three months ended June 30, 2010 compared to the prior year due to higher gas distribution margin ($13.7 million increase), partially offset by higher operating and maintenance expense ($10.0 million increase) and higher depreciation expense ($1.3 million increase).

Gas distribution operating income increased $41.7 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher gas distribution margin ($27.7 million increase) and lower operating and maintenance expense ($16.8 million decrease), partially offset by higher depreciation expense ($2.9 million increase).

•
Shipping operating income increased $1.7 million for the three months ended June 30, 2010 compared to the prior year due to higher operating revenues ($2.2 million increase), partially offset by higher operating expenses ($0.5 million increase).  Higher operating revenues were attributable to higher volumes shipped and higher average rates.  Operating expenses were higher due primarily to higher transportation-related costs, partially offset by lower payroll and benefit-related costs and lower repairs and maintenance costs.

Shipping operating income decreased $5.4 million for the six months ended June 30, 2010 compared to the prior year due to lower operating revenues ($3.7 million decrease) and higher operating expenses ($1.7 million increase).  Operating revenues were lower due to lower average rates, partially offset by higher volumes shipped.  Operating expenses were higher due primarily to higher transportation-related costs, partially offset by lower charter costs and lower payroll and benefit-related costs.

•
Nicor’s other energy ventures operating income decreased $1.3 million for the three months ended June 30, 2010 compared to the prior year due primarily to lower operating income at Nicor’s energy-related products and services businesses ($2.2 million decrease), partially offset by higher operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($1.1 million increase).  Lower operating income at Nicor’s energy-related products and services businesses was due to lower operating revenues ($3.5 million decrease), partially offset by lower operating expenses ($1.3 million decrease).  Higher operating income at Nicor Enerchange was due to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

Nicor’s other energy ventures operating income increased $0.5 million for the six months ended June 30, 2010 compared to the prior year due to higher operating income at Nicor’s energy-related products and services businesses ($4.4 million increase), partially offset by lower operating income at Nicor Enerchange ($3.9 million decrease).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($12.9 million decrease), partially offset by lower operating revenues ($8.5 million decrease).  Lower operating income at Nicor Enerchange was due to unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses and unfavorable costing of physical sales activity, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

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

•
Corporate and eliminations operating results improved $1.2 million and $3.2 million for the three and six months ended June 30, 2010, respectively, compared to the prior year due to lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($1.2 million and $2.5 million decreases, respectively).  Also affecting the six months ended June 30, 2010 compared to the prior year was a first quarter of 2010 insurance recovery on a previously settled legal matter ($0.7 million).  The company recorded $0.9 million of benefits and $0.4 million of costs associated with the natural weather hedge for the three and six months ended June 30, 2010, respectively, compared to $0.3 million and $2.9 million of costs recorded in the same periods in 2009.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Gas distribution	$299.5	$326.3	$1,368.3	$1,310.3
Shipping	86.0	83.8	169.5	173.2
Other energy ventures	50.3	51.2	116.0	128.3
Corporate and eliminations	(10.2)	(13.7)	(35.3)	(53.4)
	$425.6	$447.6	$1,618.5	$1,558.4

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues decreased $26.8 million for the three months ended June 30, 2010 compared to the prior year due primarily to the impact of warmer weather (approximately $40 million decrease), partially offset by higher revenue from bad debt and energy efficiency riders ($9.7 million and $5.2 million, respectively).  Gas distribution operating revenues increased $58.0 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $115 million increase), higher revenue from bad debt and energy efficiency riders ($13.1 million and $10.8 million, respectively) and the impact of the increase in base rates (approximately $16 million), partially offset by the impact of warmer weather (approximately $85 million decrease).

Shipping operating revenues increased $2.2 million for the three months ended June 30, 2010 compared to the prior year due to higher volumes shipped ($1.5 million increase) and higher average rates ($0.6 million increase).  Shipping operating revenues decreased $3.7 million for the six months ended June 30, 2010 compared to the prior year due to lower average rates ($5.2 million decrease), partially offset by higher volumes shipped ($1.5 million increase).

Nicor’s other energy ventures operating revenues decreased $0.9 million for the three months ended June 30, 2010 compared to the prior year due to lower operating revenues at Nicor’s energy-related products and services businesses ($3.5 million decrease), partially offset by higher operating revenues at Nicor Enerchange ($2.6 million increase).  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.  Higher operating revenues at Nicor Enerchange were due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

Nicor’s other energy ventures operating revenues decreased $12.3 million for the six months ended June 30, 2010 compared to the prior year due to lower operating revenues at Nicor’s energy-related products and services businesses ($8.5 million decrease) and at Nicor Enerchange ($3.8 million decrease).  Lower operating revenues at Nicor’s energy-related products and services businesses were attributable to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.  Lower operating revenues at Nicor Enerchange were due primarily to unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses and unfavorable costing of physical sales activity, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.

Corporate and eliminations reflects primarily the elimination of revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products and Nicor Enerchange net revenues from the sale of natural gas to Nicor Advanced Energy.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Gas distribution revenues	$299.5	$326.3	$1,368.3	$1,310.3
Cost of gas	(118.9)	(156.6)	(906.8)	(873.0)
Revenue tax expense	(23.5)	(26.3)	(96.4)	(99.9)
Gas distribution margin	$157.1	$143.4	$365.1	$337.4

Gas distribution margin increased $13.7 million for the three months ended June 30, 2010 compared to the prior year due primarily to higher revenue from bad debt and energy efficiency riders ($9.7 million and $5.2 million, respectively) and the impact of the increase in base rates (approximately $2 million increase), partially offset by the impact of warmer weather (approximately $4 million decrease) and lower interest on customer balances ($1.7 million decrease).  Gas distribution margin increased $27.7 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher revenue from bad debt and energy efficiency riders ($13.1 million and $10.8 million, respectively) and the impact of the increase in base rates (approximately $16 million increase), partially offset by the impact of warmer weather (approximately $9 million decrease) and lower interest on customer balances ($4.2 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $10.0 million for the three months ended June 30, 2010 compared to the prior year due primarily to higher bad debt expense ($6.9 million increase) and higher costs associated with the energy efficiency program ($5.2 million increase), partially offset by lower payroll and benefit-related costs ($1.5 million decrease, of which $1.1 million relates to lower pension expense, net of capitalization) and lower company use and storage-related gas costs ($0.9 million decrease).  Bad debt expense for the three months ended June 30, 2010 was $17.3 million compared to $10.4 million in the prior year.  Bad debt expense in 2010 includes $7.6 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $9.7 million of expense which is equal to the revenue recognized under the bad debt rider.

Gas distribution operating and maintenance expense decreased $16.8 million for the six months ended June 30, 2010 compared to the prior year due primarily to lower bad debt expense ($15.8 million decrease), lower company use and storage-related gas costs ($7.4 million decrease) and lower payroll and benefit-related costs ($1.9 million decrease, of which $2.3 million relates to lower pension expense, net of capitalization), partially offset by higher costs associated with the energy efficiency program ($10.8 million increase).  Bad debt expense for the six months ended June 30, 2010 was $18.7 million compared to $34.5 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $37.3 million, based on gas distribution revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $13.1 million of expense which is equal to the revenue recognized under the bad debt rider.

Shipping operating expenses.  Shipping operating expenses increased $0.5 million for the three months ended June 30, 2010 compared to the prior year due primarily to higher transportation-related costs ($4.5 million increase, which was largely attributable to higher fuel prices), partially offset by lower payroll and benefit-related costs ($2.3 million decrease) and lower repairs and maintenance costs ($0.9 million decrease).  Shipping operating expenses increased $1.7 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher transportation-related costs ($8.0 million increase, which was largely attributable to higher fuel prices), partially offset by lower charter costs ($3.4 million decrease) and lower payroll and benefit-related costs ($2.1 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses increased $0.4 million for the three months ended June 30, 2010 compared to the prior year due primarily to an increase in operating expenses at Nicor Enerchange ($1.5 million increase), partially offset by a decrease in operating expenses at Nicor’s energy-related products and services businesses ($1.3 million decrease).  The increase in operating expenses at Nicor Enerchange was due primarily to higher transportation and storage charges ($0.8 million increase).  The decrease in operating expenses at Nicor’s energy-related products and services businesses was due to lower average cost per utility-bill management contract.  Operating expenses decreased $12.8 million for the six months ended June 30, 2010 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($12.9 million decrease) due primarily to lower average cost per utility-bill management contract, partially offset by higher average contract volumes.

Interest expense.  Interest expense increased $0.9 million and $0.6 million for the three and six months ended June 30, 2010, respectively, compared to the prior year due primarily to higher average borrowing levels and higher bank commitment fees, partially offset by lower average interest rates.  Also affecting the six months ended June 30, 2010 compared to the prior year was lower interest on income tax matters.

Net equity investment income.  Net equity investment income increased $0.5 million for the three months ended June 30, 2010 compared to the prior year due to an increase in income from the company’s investment in Triton ($0.5 million increase).  Net equity investment income decreased $9.7 million for the six months ended June 30, 2010 compared to the prior year.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering and recognized a gain on the sale of $10.1 million.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended June 30, 2010, income tax expense has not been provided on approximately $2 million of foreign company shipping earnings.  There were no significant foreign shipping company earnings for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, income tax expense (benefit) has not been provided on approximately ($1) million and $5 million, respectively, of foreign company shipping earnings (loss). As of June 30, 2010, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $164 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended June 30, 2010 increased to 34.2 percent from 30.9 percent in the prior-year period.  The effective income tax rate for the six months ended June 30, 2010 increased to 32.6 percent from 30.7 percent in the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), lower forecasted annual undistributed foreign earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.  The higher effective income tax rate for the six month period is offset, in part, by favorable tax reserve adjustments recognized in the first quarter of 2010.

Nicor Inc.
Gas Distribution Statistics
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Operating revenues (millions)
Sales
Residential	$179.5	$195.5	$895.4	$843.6
Commercial	40.7	49.2	226.0	217.0
Industrial	4.2	5.5	26.1	25.0
	224.4	250.2	1,147.5	1,085.6
Transportation
Residential	10.0	10.1	24.3	24.4
Commercial	15.2	15.6	39.8	42.9
Industrial	9.1	9.1	19.6	19.3
Other	-	.4	1.4	4.0
	34.3	35.2	85.1	90.6
Other revenues
Revenue taxes	23.9	26.6	97.8	101.3
Environmental cost recovery	1.2	2.3	8.1	8.0
Chicago Hub	.6	1.8	2.1	3.8
Other	15.1	10.2	27.7	21.0
	40.8	40.9	135.7	134.1
	$299.5	$326.3	$1,368.3	$1,310.3
Deliveries (Bcf)
Sales
Residential	20.2	25.9	110.9	122.2
Commercial	5.4	7.1	29.4	31.9
Industrial	.6	.9	3.6	3.9
	26.2	33.9	143.9	158.0
Transportation
Residential	2.4	3.3	13.6	15.5
Commercial	11.1	12.7	47.5	51.3
Industrial	22.0	23.3	51.8	53.6
	35.5	39.3	112.9	120.4
	61.7	73.2	256.8	278.4
Customers at end of period (thousands)
Sales
Residential	1,777	1,760
Commercial	131	131
Industrial	8	7
	1,916	1,898
Transportation
Residential	208	221
Commercial	48	50
Industrial	5	5
	261	276
	2,177	2,174

Other statistics
Degree days	463	686	3,489	3,871
Colder (warmer) than normal (1)	(25)%	11%	(1)%	10%
Average gas cost per Mcf sold	$4.39	$4.42	$6.17	$5.38

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days.

Shipping Statistics
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

TEUs shipped (thousands)	43.6	42.7	86.1	85.3
Revenue per TEU	$1,975	$1,960	$1,969	$2,030
At end of period
Ports served	25	25
Vessels operated	15	16

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

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $144.4 million for the six months ended June 30, 2010 compared to the prior year.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $3.3 million for the six months ended June 30, 2010 compared to the prior year.

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2009 Annual Report on Form 10-K. Nicor and Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company classified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

In March 2010, Nicor entered into a $50 million notional forward-starting interest rate swap to hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 to finance the development of a natural gas storage facility.  Under the terms of the swap, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include default provisions that are triggered by rating downgrades or material adverse changes.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $107 million, $494 million and $277 million of commercial paper borrowings outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the six months ended June 30, 2010.  This quarterly dividend rate was also applicable in 2009.  The company paid dividends on its common stock of approximately $42 million for the six months ended June 30, 2010 and 2009.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  Energy efficiency plans are required to be submitted for approval to the ICC no later than October 1, 2010.  The company is evaluating the impact this legislation may have on the company’s future results of operations, cash flows and financial condition.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

Storage Projects.  In addition to the development of the Central Valley natural gas storage facility, Nicor is evaluating a natural gas storage development joint venture with Mill Creek Gas Storage, L.L.C, an affiliate of Samson Contour Energy E&P, L.L.C., involving a depleted natural gas reservoir located near Monroe, Louisiana.  The joint venture, known as Sawgrass Storage, L.L.C., recently initiated the pre-filing process with the FERC.

Financial Reform Legislation.  Financial Reform Legislation was enacted into law on July 21, 2010, and includes a provision that requires certain over the counter derivative transactions to be executed through an exchange or centrally cleared and also includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements.  Final rules on major provisions in the legislation will be established through rulemakings.  While the company does not currently believe the legislation will have a material impact on its results of operations, cash flows and financial condition, the company will continue to evaluate the legislation and future rulemakings.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Regulatory Proceedings and Note 14 – Contingencies, which are incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first six months of 2010 or 2009.  As of June 30, 2010, $21.5 million remained authorized for the repurchase of common stock.

Item 6.     Exhibits

Exhibit
Number		Description of Document

3.01	*
Amended and Restated Articles of Incorporation of Nicor Inc., as further amended by the amendment filed with the Illinois Secretary of State on June 2, 2008. (File No. 1-7297, Form 10-Q for June 30, 2008, Nicor Inc., Exhibit 3.01.)

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*  These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

**  Pursuant to Rule 406T of Regulation S-T, these exhibits are deemed furnished, not filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Inc.

August 3, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)