Form 10-Q
period 2010-09-30
NICOR INC
filed 2010-11-02
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at October 26, 2010, were 45,534,284 shares.

i

Glossary

ALJs.  Administrative Law Judges.

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

Sawgrass Storage.  Sawgrass Storage, L.L.C., a 50-percent-owned natural gas storage development joint venture with Mill Creek Gas Storage, L.L.C., an affiliate of Samson Contour Energy E&P, L.L.C., involving the proposed development of a depleted natural gas reservoir located near Monroe, Louisiana.

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

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(millions, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Operating revenues
Gas distribution (includes revenue taxes of $14.0, $13.1, $111.8 and $114.5, respectively)	$233.5	$215.0	$1,601.8	$1,525.3
Shipping	83.9	83.3	253.4	256.5
Other energy ventures	41.2	34.7	157.2	163.0
Corporate and eliminations	(6.1)	(7.4)	(41.4)	(60.8)
Total operating revenues	352.5	325.6	1,971.0	1,884.0

Operating expenses
Gas distribution
Cost of gas	75.5	70.2	982.3	943.2
Operating and maintenance	74.2	63.3	217.1	223.0
Depreciation	45.9	44.4	137.8	133.4
Taxes, other than income taxes	18.3	17.6	124.4	127.3
Mercury-related	(1.3)	-	(1.3)	-
Shipping	80.3	76.7	246.1	240.8
Other energy ventures	34.1	31.0	134.3	144.0
Other corporate expenses and eliminations	(4.9)	(7.4)	(39.5)	(56.9)
Total operating expenses	322.1	295.8	1,801.2	1,754.8

Operating income	30.4	29.8	169.8	129.2
Interest expense, net of amounts capitalized	9.7	9.3	28.4	27.4
Equity investment income, net	1.5	1.0	5.1	14.3
Interest income	.2	.7	1.1	1.8
Other income, net	.3	.4	.8	.9

Income before income taxes	22.7	22.6	148.4	118.8
Income tax expense, net of benefits	9.1	9.0	50.1	38.5

Net income	$13.6	$13.6	$98.3	$80.3

Average shares of common stock outstanding
Basic	45.7	45.4	45.6	45.4
Diluted	45.9	45.5	45.8	45.5

Earnings per average share of common stock
Basic	$.30	$.30	$2.16	$1.77
Diluted	.30	.30	2.15	1.77

Dividends declared per share of common stock	$.465	$.465	$1.395	$1.395

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Nine months ended
	September 30
	2010	2009

Operating activities
Net income	$98.3	$80.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	151.9	147.0
Deferred income tax expense (benefit)	(9.9)	1.8
Gain on sale of equity investment	-	(10.1)
Changes in assets and liabilities:
Receivables, less allowances	256.4	444.4
Gas in storage	(90.6)	14.6
Deferred/accrued gas costs	6.9	90.4
Derivative instruments	6.6	(104.7)
Margin accounts - derivative instruments	(1.7)	110.4
Other assets	23.2	13.5
Accounts payable	(68.1)	(147.9)
Customer credit balances and deposits	(10.5)	(19.6)
Other liabilities	(6.3)	(11.2)
Other items	(8.4)	9.7
Net cash flow provided from operating activities	347.8	618.6

Investing activities
Additions to property, plant & equipment	(148.7)	(165.0)
Purchases of held-to-maturity securities	(8.0)	-
Proceeds from maturities of held-to-maturity securities	.9	2.0
Net (increase) decrease in other short-term investments	10.8	(9.3)
Proceeds from sale of equity investment	.9	13.0
Business acquisitions, net of cash acquired	(2.8)	(.4)
Other investing activities	(.6)	5.1
Net cash flow used for investing activities	(147.5)	(154.6)

Financing activities
Proceeds from issuing long-term debt	-	50.0
Disbursements to retire long-term debt	-	(50.0)
Net repayments of commercial paper	(120.7)	(374.9)
Debt issuance costs	(5.8)	(2.5)
Dividends paid	(63.8)	(63.5)
Proceeds from exercise of stock options	9.0	-
Borrowing against cash surrender value of life insurance policies	-	3.4
Other financing activities	.4	.2
Net cash flow used for financing activities	(180.9)	(437.3)

Net increase in cash and cash equivalents	19.4	26.7

Cash and cash equivalents, beginning of period	55.7	26.0

Cash and cash equivalents, end of period	$75.1	$52.7

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	September 30	December 31	September 30
	2010	2009	2009
Assets
Current assets
Cash and cash equivalents	$75.1	$55.7	$52.7
Short-term investments	66.8	78.0	77.3
Receivables, less allowances of $37.7, $33.0 and $42.0, respectively	235.7	492.1	245.7
Gas in storage	227.8	137.2	193.9
Derivative instruments	70.4	30.9	52.1
Margin accounts - derivative instruments	58.8	46.1	50.2
Other	148.8	163.3	151.8
Total current assets	883.4	1,003.3	823.7

Property, plant and equipment, at cost
Gas distribution	4,680.3	4,598.2	4,575.1
Shipping	332.2	330.0	322.1
Other	48.1	32.8	31.5
Property, plant and equipment, at cost	5,060.6	4,961.0	4,928.7
Less accumulated depreciation	2,081.1	2,021.9	2,008.0
Total property, plant and equipment, net	2,979.5	2,939.1	2,920.7

Long-term investments	133.9	128.8	127.8
Other assets	373.6	364.5	359.9

Total assets	$4,370.4	$4,435.7	$4,232.1

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$75.0	$-	$-
Short-term debt	373.3	494.0	365.0
Accounts payable	285.8	353.9	263.4
Customer credit balances and deposits	131.2	141.7	167.7
Derivative instruments	115.9	72.3	78.7
Other	96.3	106.2	140.7
Total current liabilities	1,077.5	1,168.1	1,015.5

Deferred credits and other liabilities
Regulatory asset retirement liability	836.0	796.8	791.6
Deferred income taxes	416.2	409.9	398.7
Health care and other postretirement benefits	201.9	199.7	198.0
Asset retirement obligation	188.6	191.6	190.1
Other	148.0	133.6	138.6
Total deferred credits and other liabilities	1,790.7	1,731.6	1,717.0

Commitments and contingencies

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	423.4	498.2	498.2
Mandatorily redeemable preferred stock	-	.1	.6
Total long-term obligations	423.4	498.3	498.8

Common equity
Common stock	113.8	113.1	113.1
Paid-in capital	67.0	54.6	53.1
Retained earnings	915.4	881.0	847.0
Accumulated other comprehensive loss, net	(17.4)	(11.0)	(12.4)
Total common equity	1,078.8	1,037.7	1,000.8

Total capitalization	1,502.2	1,536.0	1,499.6

Total liabilities and capitalization	$4,370.4	$4,435.7	$4,232.1

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

There was no inventory decrement as of September 30, 2010.  At September 30, 2009, Nicor Gas had an inventory decrement of approximately 1 Bcf which was not restored prior to year-end.  The liquidated inventory was charged to cost of gas at a LIFO cost of $8.22 per Mcf.  Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost of $3.93 per Mcf, had the effect of increasing the cost of gas distributed by $3.1 million for the three and nine months ended September 30, 2009.  Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In the first and third quarters of 2010, Nicor Enerchange recorded charges of $5.0 million and $2.4 million, respectively, resulting from lower of cost or market valuations.  In the first quarter of 2009, Nicor Enerchange recorded a charge of $2.8 million resulting from a lower of cost or market valuation.

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Regulatory assets - current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	18.1	24.9	-
Other	11.4	5.4	4.0
Regulatory assets - noncurrent
Regulatory postretirement asset	183.6	195.4	218.0
Deferred gas costs	4.3	4.4	3.2
Deferred environmental costs	24.8	18.1	17.1
Unamortized losses on reacquired debt	13.4	14.2	14.5
Other	11.4	8.9	10.5
	$287.6	$291.9	$290.6

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$14.5	$13.8
Accrued gas costs	-	-	39.6
Other	11.5	2.7	1.5
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	836.0	796.8	791.6
Regulatory income tax liability	19.1	39.1	44.2
Other	10.2	.8	.8
	$891.3	$853.9	$891.5

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

Goodwill.  Tropical Shipping had goodwill of $23.5 million, $20.9 million and $19.4 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The increase in goodwill from December 31, 2009 to September 30, 2010 is due primarily to the acquisition of the assets of V.I. Cargo Services, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the island of St. Croix (in the U.S. Virgin Islands).

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $29.7 million, $141.0 million and $28.6 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2010 were $13.8 million and $110.2 million, respectively, and $12.9 million and $112.8 million, respectively, for the same periods in 2009.

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

Nicor.  Derivative instruments, such as forward-starting interest rate swaps, are utilized to hedge the interest payments associated with long-term debt.  These derivative instruments are carried at fair value and cash flow hedge accounting is elected.  The effective portion of any changes in the fair value of the derivative is deferred in accumulated other comprehensive income.  Upon settlement, the deferred amount is amortized to interest expense over the life of the debt.

Credit risk and concentrations.  Nicor’s major subsidiaries have diversified customer bases and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit, to acquire credit insurance in certain instances, and to limit its exposure to any one counterparty.  Nicor also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Fair value measurements consider credit risk.  For assets and liabilities not carried at fair value, credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

3.          INVESTMENTS

The company’s investments in debt and equity securities are as follows (in millions):

	September 30	December 31	September 30
	2010	2009	2009

Money market funds	$128.8	$121.1	$115.9
Corporate bonds	6.8	1.3	2.8
Other investments	6.1	4.8	4.1
	$141.7	$127.2	$122.8

Investments in debt and equity securities are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	September 30	December 31	September 30
	2010	2009	2009

Cash equivalents	$62.3	$43.8	$40.8
Short-term investments	66.8	78.0	77.3
Long-term investments	12.6	5.4	4.7
	$141.7	$127.2	$122.8

Investments categorized as trading (including money market funds) totaled $130.8 million, $122.7 million and $117.5 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at September 30, 2010 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	5-10 Years	Total

$.2	$7.7	$.9	$8.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.1 million, $3.1 million and $2.5 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

4.         SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.  In determining that these bonds qualified for exemption from registration under

Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $373.3 million, $494.0 million and $365.0 million of commercial paper borrowings outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

In 2010, Nicor entered into $90 million notional of forward-starting interest rate swaps. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

5.          INCOME TAXES

The effective income tax rate for the three months ended September 30, 2010 increased to 39.9 percent from 39.6 percent in the prior year.  The effective income tax rate for both quarters is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the quarters.  The effective income tax rate for the nine months ended September 30, 2010 increased to 33.7 percent from 32.4 percent in the prior year. The higher effective income tax rate for the nine months ended September 30, 2010 is due primarily to lower forecasted annual untaxed foreign shipping earnings, the unfavorable impact of the tax law change with respect to Medicare Part D subsidies and higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The higher effective income tax rate for the nine month period is offset, in part, by favorable tax reserve adjustments recognized in the first quarter of 2010.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.6 million annually for periods subsequent to the enactment date.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended September 30, 2010 and 2009, income tax expense has not been provided on approximately $1 million and $3 million, respectively, of foreign company shipping earnings.  There were no significant untaxed foreign company shipping earnings for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, income tax expense has not been provided on approximately $8 million of foreign company shipping earnings. As of September 30, 2010, Nicor has not recorded deferred income taxes of approximately $58 million on approximately $165 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At September 30, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company’s liability for unrecognized tax benefits was $5.2 million at September 30, 2010 of which about $3 million, if recognized, would impact the company’s effective income tax rate.  The decrease in the liability for unrecognized tax benefits from $9.6 million at December 31, 2009 was due primarily to the settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures, lapses of statute of limitations and other tax reserve adjustments.  The company believes that it is reasonably possible that a change in the liability for unrecognized tax benefits could occur within 12 months, potentially decreasing it by about $5 million.

The balance of unamortized investment tax credits at September 30, 2010, December 31, 2009 and September 30, 2009 was $23.7 million, $25.2 million and $24.5 million, respectively.

6.          FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Assets
Money market funds	$128.8	$-	$-	$128.8
Commodity derivatives	42.0	42.4	9.0	93.4
	$170.8	$42.4	$9.0	$222.2

Liabilities
Commodity derivatives	$83.1	$40.6	$15.9	$139.6
Interest rate derivatives	-	7.5	-	7.5
	$83.1	$48.1	$15.9	$147.1

December 31, 2009
Assets
Money market funds	$121.1	$-	$-	$121.1
Commodity derivatives	14.6	16.8	8.8	40.2
	$135.7	$16.8	$8.8	$161.3
Liabilities
Commodity derivatives	$54.2	$29.3	$3.8	$87.3

September 30, 2009
Assets
Money market funds	$115.9	$-	$-	$115.9
Commodity derivatives	27.8	25.1	8.4	61.3
	$143.7	$25.1	$8.4	$177.2

Liabilities
Commodity derivatives	$62.5	$23.9	$2.5	$88.9

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; the fair values of these over-the-counter items consider credit risk and are classified within Level 2.  In certain instances, the company may be required to determine a fair value using significant unobservable inputs such as indicative broker prices; the resulting valuation is classified as Level 3.

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

The net fair value of the interest rate derivatives relates to $90 million notional of forward-starting interest rate swaps. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009

Beginning of period	$7.1	$5.3	$5.0	$1.6
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(.9)	.1	(1.7)	(1.6)
Included in net income	4.8	2.1	(2.0)	12.4
Settlements, net of purchases	.6	(3.0)	4.5	(1.7)
Transfers into Level 3	(13.6)	1.5	(10.8)	5.8
Transfers out of Level 3	(4.9)	(.1)	(1.9)	(10.6)
End of period	$(6.9)	$5.9	$(6.9)	$5.9

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.  For the three and nine months ended September 30, 2010, net unrealized gains (losses) included in net income in the table above relating to derivatives still held and classified as level 3 were $1.7 million and $(4.0) million, respectively.

Transfers into and out of Level 3 reflect the liquidity at the relevant natural gas trading locations and dates which affects the significance of unobservable inputs used in the valuation.  In 2010, in accordance with new accounting guidance, the company elected to determine both transfers into and out of Level 3 using values at the end of the interim period in which the transfer occurred.  In 2009, transfers into Level 3 were determined using beginning of period values and transfers out of Level 3 were determined using end of period values.

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Assets
Margin accounts - derivative instruments	$58.8	$46.1	$50.2
Other - noncurrent	9.5	13.8	7.0

Liabilities
Other - current	$2.2	$-	$4.0
Other - noncurrent	4.5	-	-

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2010, December 31, 2009 and September 30, 2009 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First

Mortgage Bonds outstanding was approximately $575 million, $543 million and $546 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Derivatives designated as hedging instruments
Assets
Derivative instruments	$-	$.3	$.6

Liabilities
Derivative instruments	$3.4	$1.0	$1.8
Other - noncurrent	7.7	-	-
	$11.1	$1.0	$1.8

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$70.4	$30.6	$51.5
Other - noncurrent	23.0	9.3	9.2
	$93.4	$39.9	$60.7

Liabilities
Derivative instruments	$112.5	$71.3	$76.9
Other - noncurrent	23.5	15.0	10.2
	$136.0	$86.3	$87.1

Volumes.  As of September 30, 2010, December 31, 2009 and September 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 48 Bcf, 64 Bcf and 62 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 3.0 Bcf, 1.3 Bcf and 0.4 Bcf as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

As of September 30, 2010, Nicor held $90 million notional of forward-starting interest rate swaps. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

Condensed Consolidated Statements of Operations – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges used by Nicor, to hedge the interest payments attributable to long-term fixed-rate debt, will eventually be recorded within interest expense.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Pretax gain (loss) recognized in other comprehensive income	$(5.8)	$.7	$(13.1)	$(5.9)

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
Location	2010	2009	2010	2009
Operating revenues	$(.1)	$(.4)	$(1.1)	$(10.4)
Operating and maintenance	(.5)	(1.2)	(1.1)	(6.9)
	$(.6)	$(1.6)	$(2.2)	$(17.3)

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, December 31, 2009 and September 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at September 30, 2010, December 31, 2009 and September 30, 2009 was $4.2 million ($2.5 million after taxes), $0.9 million ($0.5 million after taxes) and $2.1 million ($1.3 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swaps entered into in 2010 will be amortized to interest expense upon the issuance of long-term fixed rate debt.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at September 30, 2010 was $7.5 million ($4.5 million after taxes).

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

	Three months ended September 30		Nine months ended September 30
Location	2010	2009	2010	2009
Operating revenues	$5.3	$(5.6)	$3.9	$(14.3)
Operating and maintenance	(.3)	-	(1.0)	(1.8)
	$5.0	$(5.6)	$2.9	$(16.1)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the three and nine months ended September 30, 2010 were $47.5 million and $121.6 million, respectively, and $8.1 million and $133.6 million, respectively, for the same periods in 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2010, December 31, 2009 and September 30, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $17 million, $20 million and $16 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $16 million, $19 million and $11 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended September 30
Service cost	$2.4	$2.1	$.6	$.6
Interest cost	4.0	4.2	3.0	3.1
Expected return on plan assets	(7.2)	(6.3)	-	-
Recognized net actuarial loss	3.0	3.8	1.0	1.1
Amortization of prior service cost	.1	.1	-	(.1)
Net benefit cost	$2.3	$3.9	$4.6	$4.7

Nine months ended September 30
Service cost	$7.3	$6.4	$1.7	$1.7
Interest cost	12.0	12.4	8.9	9.1
Expected return on plan assets	(21.7)	(18.9)	-	-
Recognized net actuarial loss	8.9	11.5	3.1	3.4
Amortization of prior service cost	.3	.3	.1	(.1)
Net benefit cost	$6.8	$11.7	$13.8	$14.1

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

9.         EQUITY INVESTMENT INCOME, NET

Equity investment income includes investment income from Triton of $1.5 million and $4.7 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $3.9 million, for the same periods in 2009.  Nicor received cash distributions from equity investees for the three and nine months ended September 30, 2010 of $6.1 million and $14.0 million, respectively, and $2.0 million and $8.5 million, respectively, for the same periods in 2009.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and would be due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

10.       COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Net income	$13.6	$13.6	$98.3	$80.3
Other comprehensive income (loss), after tax	(3.0)	1.5	(6.4)	7.3
Total comprehensive income	$10.6	$15.1	$91.9	$87.6

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.       BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Gas distribution
Operating revenues
External customers	$229.0	$210.3	$1,571.3	$1,493.5
Intersegment	4.5	4.7	30.5	31.8
	$233.5	$215.0	$1,601.8	$1,525.3

Operating income	$20.9	$19.5	$141.5	$98.4

Shipping
Operating revenues
External customers	$83.9	$83.3	$253.4	$256.5
Intersegment	-	-	-	-
	$83.9	$83.3	$253.4	$256.5

Operating income	$3.6	$6.6	$7.3	$15.7

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$7.1	$(0.9)	$20.5	$(.8)
Intersegment	1.1	2.2	9.3	27.5
	$8.2	$1.3	$29.8	$26.7

Operating income (loss)	$0.7	$(4.8)	$8.1	$6.5

Other
Operating revenues
External customers	$32.5	$32.9	$125.8	$134.8
Intersegment	.5	.5	1.6	1.5
	$33.0	$33.4	$127.4	$136.3

Operating income	$6.4	$8.5	$14.8	$12.5

Corporate and eliminations
Operating revenues
External customers	$-	$-	$-	$-
Intersegment	(6.1)	(7.4)	(41.4)	(60.8)
	$(6.1)	$(7.4)	$(41.4)	$(60.8)

Operating loss	$(1.2)	$-	$(1.9)	$(3.9)

Consolidated
Operating revenues
External customers	$352.5	$325.6	$1,971.0	$1,884.0
Intersegment	-	-	-	-
	$352.5	$325.6	$1,971.0	$1,884.0

Operating income	$30.4	$29.8	$169.8	$129.2

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

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to variances from normal weather for the nine months ended September 30, 2010 and 2009 were $0.3 million and $2.8 million, respectively.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.

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

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $2.4 million at September 30, 2010.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $2.7 million and $7.5 million were incurred in the three and nine months ended September 30, 2010, respectively, and $1.8 million and $5.5 million, respectively, for the same periods in 2009.

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

Nicor has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company.  There is generally no limitation as to the amount.  During 2007, the SEC filed a civil injunctive action against three former officers of Nicor relating to the PBR Plan.  Defense costs that are being incurred by these former officers in connection with the SEC action currently are being tendered to, and paid by, the company’s insurer.  In July 2010, one of these former officers settled the SEC’s action against him and was indemnified by Nicor.  While the company does not expect to incur significant costs relating to the indemnification of present and former directors, officers and employees after taking into account available insurance, it is not possible to estimate the maximum future potential payments.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of September 30, 2010, Nicor Gas had remaining an estimated liability of $0.6 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2010, the company had recorded a liability in connection with these matters of $28.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Net income	$13.6	$13.6	$98.3	$80.3

Diluted earnings per common share	$.30	$.30	$2.15	$1.77

Net income and diluted earnings per common share for the three and nine months ended September 30, 2010 include a $1.3 million pretax reduction ($.02 per share) to the company’s previously established reserve for its mercury inspection and repair program.

Comparisons of the three months ended results (excluding the effect of the mercury item noted above) reflect higher operating income in the company’s gas distribution and other energy-related businesses, partially offset by lower operating income in the company’s shipping business and lower corporate operating results.  Comparisons of the nine months ended results (excluding the effect of the mercury item noted above) reflect higher operating income in the company’s gas distribution and other energy-related businesses and improved corporate operating results, partially offset by lower operating income in the company’s shipping business, lower equity investment income and a higher effective income tax rate.

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

Health Care Reform Legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.6 million annually for periods subsequent to the enactment date.

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

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Gas distribution	$20.9	$19.5	$141.5	$98.4
Shipping	3.6	6.6	7.3	15.7
Other energy ventures	7.1	3.7	22.9	19.0
Corporate and eliminations	(1.2)	-	(1.9)	(3.9)
	$30.4	$29.8	$169.8	$129.2

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $1.4 million for the three months ended September 30, 2010 compared to the prior year due primarily to higher gas distribution margin ($12.3 million increase) and a favorable mercury-related reserve adjustment ($1.3 million), partially offset by higher operating and maintenance expense ($10.9 million increase) and higher depreciation expense ($1.5 million increase).

Gas distribution operating income increased $43.1 million for the nine months ended September 30, 2010 compared to the prior year due primarily to higher gas distribution margin ($40.0 million increase), lower operating and maintenance expense ($5.9 million decrease) and a favorable mercury-related reserve adjustment ($1.3 million), partially offset by higher depreciation expense ($4.4 million increase).

•
Shipping operating income decreased $3.0 million for the three months ended September 30, 2010 compared to the prior year as higher operating revenues ($0.6 million increase) were more than offset by higher operating expenses ($3.6 million increase).  Higher operating revenues were attributable to higher average rates, partially offset by lower volumes shipped.  Operating expenses were higher due primarily to higher repairs and maintenance costs and higher transportation-related costs.

Shipping operating income decreased $8.4 million for the nine months ended September 30, 2010 compared to the prior year due to lower operating revenues ($3.1 million decrease) and higher operating expenses ($5.3 million increase).  Operating revenues were lower due to lower average rates and lower volumes shipped.  Operating expenses were higher due to higher transportation-related costs, partially offset by lower charter costs.

•
Nicor’s other energy ventures operating income increased $3.4 million for the three months ended September 30, 2010 compared to the prior year due primarily to improved operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($5.5 million increase), partially offset by lower operating income at Nicor’s energy-related products and services businesses ($2.3 million decrease).  Improved operating results at Nicor Enerchange were due primarily to favorable costing of physical sales activity, partially offset by unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower operating income at Nicor’s energy-related products and services businesses was due primarily to higher operating expenses.

Nicor’s other energy ventures operating income increased $3.9 million for the nine months ended September 30, 2010 compared to the prior year due primarily to higher operating income at Nicor’s energy-related products and services businesses ($2.1 million increase) and higher operating income at Nicor Enerchange ($1.6 million increase).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($11.0 million decrease), partially offset by lower operating revenues ($8.9 million decrease).  Higher operating income at Nicor Enerchange was due primarily to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and favorable costing of physical sales activity, partially offset by unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

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

•
Corporate and eliminations operating results decreased $1.2 million for the three months ended September 30, 2010 compared to the prior year reflecting, among other things, the payment of an indemnity claim of a former officer ($0.8 million).

Corporate and eliminations operating results improved $2.0 million for the nine months ended September 30, 2010 compared to the prior year due to lower costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related products and services businesses ($2.5 million decrease).  The company recorded $0.3 million of costs associated with the natural weather hedge in the current year compared to $2.8 million of costs recorded in the prior year.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Gas distribution	$233.5	$215.0	$1,601.8	$1,525.3
Shipping	83.9	83.3	253.4	256.5
Other energy ventures	41.2	34.7	157.2	163.0
Corporate and eliminations	(6.1)	(7.4)	(41.4)	(60.8)
	$352.5	$325.6	$1,971.0	$1,884.0

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues increased $18.5 million for the three months ended September 30, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $15 million increase) and revenue from the bad debt rider ($9.7 million), partially offset by lower deliveries to sales customers (approximately $10 million decrease).  Gas distribution operating revenues increased $76.5 million for the nine months ended

September 30, 2010 compared to the prior year due to higher natural gas costs (approximately $130 million increase), revenue from the bad debt and energy efficiency riders ($22.8 million and $10.2 million, respectively) and the impact of the increase in base rates (approximately $19 million increase), partially offset by the impact of warmer weather (approximately $85 million decrease).

Shipping operating revenues increased $0.6 million for the three months ended September 30, 2010 compared to the prior year due primarily to higher average rates ($3.2 million increase) attributable to higher cost-recovery surcharges for fuel, partially offset by lower volumes shipped ($2.7 million decrease).  Shipping operating revenues decreased $3.1 million for the nine months ended September 30, 2010 compared to the prior year due to lower average rates ($2.0 million decrease) and lower volumes shipped ($1.2 million decrease).  Lower average rates were due to a reduction in base rates, partially offset by higher cost-recovery surcharges for fuel.

Nicor’s other energy ventures operating revenues increased $6.5 million for the three months ended September 30, 2010 compared to the prior year due to higher operating revenues at Nicor Enerchange ($6.9 million increase).  Higher operating revenues at Nicor Enerchange were due to favorable costing of physical sales activity, partially offset by unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Nicor’s other energy ventures operating revenues decreased $5.8 million for the nine months ended September 30, 2010 compared to the prior year due to lower operating revenues at Nicor’s energy-related products and services businesses ($8.9 million decrease), partially offset by higher operating revenues at Nicor Enerchange ($3.1 million increase).  Lower operating revenues at Nicor’s energy-related products and services businesses were attributable to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.  Higher operating revenues at Nicor Enerchange were due to favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and favorable costing of physical sales activity, partially offset by unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products and Nicor Enerchange net revenues from the sale of natural gas to Nicor Advanced Energy.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Gas distribution revenues	$233.5	$215.0	$1,601.8	$1,525.3
Cost of gas	(75.5)	(70.2)	(982.3)	(943.2)
Revenue tax expense	(13.8)	(12.9)	(110.2)	(112.8)
Gas distribution margin	$144.2	$131.9	$509.3	$469.3

Gas distribution margin increased $12.3 million for the three months ended September 30, 2010 compared to the prior year due to revenue from the bad debt rider ($9.7 million) and the impact of the increase in base rates (approximately $3 million increase).  Gas distribution margin increased $40.0 million for the nine months ended September 30, 2010 compared to the prior year due primarily to revenue from the bad debt and energy efficiency riders ($22.8 million and $10.2 million, respectively) and the impact of the increase in base rates (approximately $19 million increase), partially offset by the impact of warmer weather (approximately $9 million decrease) and lower interest on customer balances ($5.1 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $10.9 million for the three months ended September 30, 2010 compared to the prior year due to higher bad debt expense ($13.7 million increase), partially offset by lower pension expense ($1.1 million decrease, net of capitalization).  Bad debt expense for the three months ended September 30, 2010 was $18.5 million compared to $4.8 million in the prior year.  Bad debt expense in 2010 includes $8.8 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $9.7 million of expense which is equal to the revenue recognized under the bad debt rider.

Gas distribution operating and maintenance expense decreased $5.9 million for the nine months ended September 30, 2010 compared to the prior year reflecting lower company use and storage-related gas costs ($7.1 million decrease), lower pension expense ($3.4 million decrease, net of capitalization) and lower bad debt expense ($2.1 million decrease), partially offset by higher costs associated with the energy efficiency program ($10.2 million increase).  Bad debt expense for the nine months ended September 30, 2010 was $37.2 million compared to $39.3 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $46.1 million, based on gas distribution revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $22.8 million of expense which is equal to the revenue recognized under the bad debt rider.

Other gas distribution operating expenses.  The three and nine months ended September 30, 2010 reflect a favorable $1.3 million reserve adjustment associated with the company’s mercury inspection and repair program.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Consolidated Financial Statements – Note 14 – Contingencies – Mercury.

Shipping operating expenses.  Shipping operating expenses increased $3.6 million for the three months ended September 30, 2010 compared to the prior year due primarily to higher repairs and maintenance costs ($1.9 million increase) and higher transportation-related costs ($1.2 million increase, which was attributable to higher fuel prices).  Shipping operating expenses increased $5.3 million for the nine months ended September 30, 2010 compared to the prior year due to higher transportation-related costs ($9.2 million increase, which was attributable to higher fuel prices), partially offset by lower charter costs ($3.3 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses increased $3.1 million for the three months ended September 30, 2010 compared to the prior year due to an increase in operating expenses at Nicor’s energy-related products and services businesses ($1.9 million increase) and an increase in operating expenses at Nicor Enerchange ($1.4 million increase).  The increase in operating expenses at Nicor’s energy-related products and services businesses was due primarily to higher selling, general and administrative costs.  The increase in operating expenses at Nicor Enerchange was due primarily to higher natural gas related transportation and storage charges ($1.1 million increase).  Operating expenses decreased $9.7 million for the nine months ended September 30, 2010 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($11.0 million decrease) due to a lower average cost per utility-bill management contract, partially offset by higher average contract volumes.

Interest expense.  Interest expense increased $1.0 million for the nine months ended September 30, 2010 compared to the prior year due to higher bank commitment fees and higher average borrowing levels, partially offset by lower interest on income tax matters.

Net equity investment income.  Net equity investment income decreased $9.2 million for the nine months ended September 30, 2010 compared to the prior year.  On March 31, 2009, the company sold its 50-percent interest in EN Engineering and recognized a gain on the sale of $10.1 million.

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended September 30, 2010 and 2009, income tax expense has not been provided on approximately $1 million and $3 million, respectively, of foreign company shipping earnings.  There were no significant untaxed foreign company shipping earnings for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, income tax expense has not been provided on approximately $8 million of foreign company shipping earnings. As of September 30, 2010, Nicor has not recorded deferred income taxes of approximately $58 million on approximately $165 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended September 30, 2010 increased to 39.9 percent from 39.6 percent in the prior year.  The effective income tax rate for both quarters is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the quarters.  The effective income tax rate for the nine months ended September 30, 2010 increased to 33.7 percent from 32.4 percent in the prior year.  The higher effective income tax rate for the nine months ended September 30, 2010 is due primarily to lower forecasted annual untaxed foreign shipping earnings, the unfavorable impact of the tax law change with respect to Medicare Part D subsidies and higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The higher effective income tax rate for the nine month period is offset, in part, by favorable tax reserve adjustments recognized in the first quarter of 2010.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Operating revenues (millions)
Sales
Residential	$141.2	$126.1	$1,036.6	$969.8
Commercial	32.6	28.9	258.6	245.9
Industrial	3.3	2.8	29.4	27.8
	177.1	157.8	1,324.6	1,243.5
Transportation
Residential	9.5	9.7	33.8	34.1
Commercial	14.3	14.0	54.1	56.9
Industrial	11.2	10.7	30.8	30.0
Other	-	.1	1.4	4.0
	35.0	34.5	120.1	125.0
Other revenues
Revenue taxes	14.0	13.1	111.8	114.5
Environmental cost recovery	.9	1.3	9.0	9.2
Chicago Hub	.9	1.8	3.0	5.6
Other	5.6	6.5	33.3	27.5
	21.4	22.7	157.1	156.8
	$233.5	$215.0	$1,601.8	$1,525.3
Deliveries (Bcf)
Sales
Residential	11.6	12.7	122.5	134.9
Commercial	3.3	3.5	32.7	35.5
Industrial	.5	.5	4.1	4.4
	15.4	16.7	159.3	174.8
Transportation
Residential	1.4	1.6	15.0	17.1
Commercial	9.5	9.4	57.0	60.6
Industrial	25.7	23.0	77.5	76.6
	36.6	34.0	149.5	154.3
	52.0	50.7	308.8	329.1
Customers at end of period (thousands)
Sales
Residential	1,769	1,743
Commercial	129	128
Industrial	8	7
	1,906	1,878
Transportation
Residential	207	221
Commercial	47	51
Industrial	5	5
	259	277
	2,165	2,155

Other statistics
Degree days	58	66	3,547	3,937
Colder (warmer) than normal (1)	(5)%	8%	(1)%	10%
Average gas cost per Mcf sold	$4.70	$3.91	$6.03	$5.24

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days.

Shipping Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

TEUs shipped (thousands)	41.5	43.0	127.6	128.3
Revenue per TEU	$2,017	$1,942	$1,985	$2,000
At end of period
Ports served	25	25
Vessels operated	14	15

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

Operating cash flows.  The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term borrowings, backed by bank lines of credit, to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Net cash flow provided from operating activities decreased $270.8 million for the nine months ended September 30, 2010 compared to the prior year.  The significant factors contributing to changes in cash flow are primarily a result of lower natural gas prices at the beginning of the 2009/2010 heating season compared to the 2008/2009 heating season and include:
•	a decrease of $188 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009;
•	a decrease of $112 million from changes in margin accounts related to derivative instruments due to the decline in gas prices;
•	an increase of $80 million from accounts payable balances due to the higher gas cost related payables in 2008;

In addition, the Company had higher volumes of gas in storage at the end of September 2010 when compared to 2009.

Nicor maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $7.1 million for the nine months ended September 30, 2010 compared to the prior year.

Nicor’s capital budget for 2010 included approximately $55 million for the development of a natural gas storage field.  The company has revised its 2010 capital budget and now expects to expend approximately $40 million in the continued development of the Central Valley natural gas storage facility and to invest approximately $5 million related to Sawgrass Storage. The revision in Central Valley’s 2010 estimated capital expenditures is due primarily to the timing of planned expenditures.

Shipping’s 2010 capital budget was approximately $65 million.  The company has revised its capital budget and now expects it to be approximately $20 million.  This reduction in capital expenditures relates primarily to a decrease in vessel and container purchases.

During the third quarter of 2010, Tropical Shipping acquired the assets of V.I. Cargo Services, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the island of St. Croix (in the U.S. Virgin Islands).

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

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.  In determining that these bonds qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

In 2010, Nicor entered into $90 million notional of forward-starting interest rate swaps. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include default provisions that are triggered by rating downgrades or material adverse changes.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $373.3 million, $494.0 million and $365.0 million of commercial paper borrowings outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the nine months ended September 30, 2010.  This quarterly dividend rate was also applicable in

2009.  The company paid dividends on its common stock of approximately $64 million for the nine months ended September 30, 2010 and 2009.  Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Storage Projects.  In October 2010, the California Public Utilities Commission approved Central Valley’s Certificate of Public Convenience and Necessity to construct and operate the designed underground natural gas storage facilities north of Sacramento, California.  The Central Valley natural gas storage project is an 11 Bcf high deliverability depleted reservoir that will provide multi-turn services.  The field is strategically situated in northern California, providing access to west coast natural gas and power markets.  Central Valley plans to initiate construction activity in late 2010, subject to receiving all the requisite permits.  Construction is planned to be completed during the fourth quarter of 2011, with firm storage services commencing on April 1, 2012.  The company estimates the capital cost for the Central Valley project to be approximately $120 million.

In addition to the development of the Central Valley natural gas storage facility, Nicor is participating in a natural gas storage development joint venture known as Sawgrass Storage. Sawgrass Storage recently initiated the pre-filing process with the FERC.

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them.  If these proposed modifications to the operating agreement are approved by the ICC, it would require changes in the way Nicor Services provides its warranty products and could adversely impact the future profitability of these products.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2010.

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

Item 4.  Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation”).  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the company’s disclosure controls and procedures, were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program during the first nine months of 2010 or 2009.  As of September 30, 2010, $21.5 million remained authorized for the repurchase of common stock.

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

Nicor Inc.

November 2, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)