Form 10-K
period 2010-12-31
NICOR INC
filed 2011-02-24
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

The aggregate market value of common stock (based on the June 30, 2010 closing price of $40.50) held by non-affiliates of the registrant was approximately $1.8 billion.  As of February 16, 2011, there were 45,549,683 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s 2010 Annual Meeting Definitive Proxy Statement, to be filed on or about April 26, 2011, are incorporated by reference into Part III.

Nicor Inc.

i

Glossary

AGL Resources.  AGL Resources, Inc., the company with whom Nicor entered into an Agreement and Plan of Merger on December 6, 2010.

ALJs.  Administrative Law Judges.

ARO.  Asset retirement obligation.

Base gas.  The gas required in a storage reservoir to provide the pressure to cycle the normal working storage volume.

Central Valley.  Central Valley Gas Storage, L.L.C., a wholly owned business that is developing a natural gas storage facility in the Sacramento River valley of north-central California.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

CPUC.  California Public Utilities Commission, the agency that regulates utility services in California.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2010 and 2009 and 5,830 degree days per year for 2008.

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

ii

Nicor.  Nicor Inc., or the registrant.

Nicor Advanced Energy.  Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy), a wholly owned business that provides natural gas and related services on an unregulated basis to residential and small commercial customers.

Nicor Enerchange.  Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the northern Illinois market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

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

Nicor, an Illinois corporation formed in 1976, is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s major subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, Nicor Enerchange, a wholesale natural gas marketing company, and Central Valley, which is developing a natural gas storage facility.  As a consolidated group, Nicor had approximately 3,800 employees at year-end 2010.

Summary financial information for Nicor’s major businesses is included in Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Business Segment and Geographic Information.  The following sections describe Nicor’s plan of merger with AGL Resources, followed by descriptions of Nicor’s larger businesses.  Certain terms used herein are defined in the glossary on pages ii and iii.

PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled, and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustment in certain circumstances.

The completion of the proposed merger is subject to various customary conditions, including, among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the SEC’s clearance of a registration statement registering AGL Resources common stock and (iv) receipt of all required regulatory approvals from, among others, the ICC.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed in the second half of 2011. Except for specific references to the proposed merger, the disclosures contained in this report on Form 10-K relate solely to Nicor.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger. The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor’s gas distribution subsidiary at a level comparable to current staffing for a period of three years following merger completion. The ICC has eleven months to act upon the application.

For additional information relating to the proposed merger please see Nicor’s Form 8-K filed on December 7, 2010 and the joint proxy statement / prospectus contained in the registration statement on Form S-4 filed by AGL Resources on February 4, 2011.

GAS DISTRIBUTION

General

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Gas Distribution Statistics on page 31 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2010.

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

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree day variation from normal weather impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.

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

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions.  The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.  However, deliveries of natural gas can be negatively affected by conservation, high natural gas prices and the use of alternative energy sources.

Regulation

Nicor Gas is regulated by the ICC, which governs utility rates and services in Illinois.  Those ICC orders and regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  On March 25, 2009, the ICC issued an order approving an increase in Nicor Gas’ base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  On October 7, 2009, the ICC increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million as a result of a rehearing decision and increased the rate of return on rate base to 8.09 percent.  Therefore, the total annual base revenue increase resulting from these ICC orders is approximately $80 million.  For additional information about the rate proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 18 – Regulatory Proceedings.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.  The annual prudence reviews for calendar years 1999-2010 are open for review.

•
The company has ICC-approved tariffs that provide for the pass-through of prudently incurred environmental costs related to the remediation of former manufactured gas plant sites.  Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct.  Current environmental laws may require the cleanup of coal tar at certain of these sites.  As of December 31, 2010, the company had recorded a liability in connection with these matters of $28.7 million.  These costs are subject to annual ICC review.  For additional information on the company’s obligation for manufactured gas plants, see Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Manufactured Gas Plant Sites.

•
On February 2, 2010, the ICC approved a bad debt rider which provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its base rates for the respective year.  For additional information about the bad debt rider, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 18 – Regulatory Proceedings.

•
As part of the rate order issued in 2009, the ICC approved an energy efficiency rider to fund the costs of energy savings programs.  Pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011, Nicor Gas filed an application with the ICC seeking approval of a new energy efficiency plan on September 29, 2010.  The law provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company estimates that it would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.  This new energy efficiency plan rider will replace the rider currently in effect.  The costs under these riders are subject to annual ICC review.

•
On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  For additional information regarding this proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
On January 18, 2011, AGL Resources, Nicor and Nicor Gas filed a joint application with the ICC seeking approval of the merger of AGL Resources and Nicor and other approvals relating to the merger.  For additional information regarding this proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nicor Gas enters into various service agreements with Nicor and its affiliates.  Nicor Gas, to the extent required, obtains ICC approvals for these agreements.

The ICC has other rules that impact the operations of utilities in Illinois.

A PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total natural gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The results of the PBR plan are currently under ICC review.  Additional information on the plan and the ICC review are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – PBR Plan.

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

SHIPPING

Tropical Shipping is a transporter of containerized freight in the Bahamas and the Caribbean, a region which has historically been characterized by modest market growth and intense competition.  The company is a major carrier of exports from the east coast of the United States and Canada to these regions.  The company’s shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, manufacturers and residents in the Caribbean and the Bahamas, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships.  The balance of Tropical Shipping’s cargo consists primarily of interisland shipments and northbound shipments of apparel and agricultural products.  Other related services such as inland transportation and cargo insurance are also provided by Tropical Shipping or other Nicor subsidiaries.

At December 31, 2010, Tropical Shipping’s operating fleet consisted of 11 owned vessels and 3 chartered vessels with a container capacity totaling approximately 4,970 TEUs.  In addition to the vessels, the company owns and/or leases containers, container-handling equipment, chassis and other equipment.  Real property, more than half of which is leased, includes office buildings, cargo handling facilities and warehouses located in the United States, Canada and some of the ports served.

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

Nicor Enerchange is a business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the northern Illinois market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

Central Valley is developing an underground natural gas storage facility in the Sacramento River valley of north-central California and plans to provide approximately 11 Bcf of working natural gas capacity, offering flexible, high-deliverability multi-cycle services and interconnection to a regional pipeline.   In October 2010, the CPUC approved Central Valley’s Certificate of Public Convenience and Necessity to construct and operate the storage facility.  Central Valley plans to initiate construction activity during the first quarter of 2011 and expects completion during the fourth quarter of 2011, with firm storage services commencing in early 2012.  Nicor is also participating in a natural gas storage development joint venture known as Sawgrass Storage.  In 2010, Sawgrass Storage initiated the pre-filing process with the FERC.

Horizon Pipeline, a 50-percent-owned joint venture with NGPL, operates a natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.  Nicor Gas has contracted for approximately 80 percent of Horizon Pipeline’s capacity under an agreement expiring in 2012 at rates that have been accepted by the FERC.

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

CORPORATE

Nicor has various equity investments, the largest of which is Triton, a cargo container leasing business.  Additional information on Nicor’s equity investments are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Equity Investment Income, Net.

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

The risks described below should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor’s other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only risks Nicor faces although they are the most significant risks.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures About Market Risk, and Item 8 – Notes to the Consolidated Financial Statements for further discussion of these and other risks Nicor faces.  Additionally, see the joint proxy / prospectus contained in the registration statement on Form S-4 filed by AGL Resources on February 4, 2011.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2010 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

As a result of recent legislative and regulatory initiatives, the company has put into place programs to promote additional energy efficiency by its customers.  Funding for such programs is being recovered through a cost recovery rider.  However, the adverse impact of lower deliveries and resulting reduced margin could adversely affect the company's results of operations, cash flows and financial condition until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Possible legislation or regulation intended to address concerns about climate change could adversely affect the company’s results of operations, cash flows and financial condition.

Future laws may mandate reductions in greenhouse gas emissions by the company and its customers in an effort to address concerns about the possible effect of those emissions on the climate.  If enacted, such laws could require the company to reduce emissions and to incur compliance costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the operating costs and competitive positions of the company’s businesses which could adversely affect its results of operations, cash flows and financial condition.

Nicor’s energy-related businesses are sensitive to changes in natural gas prices. Natural gas prices historically have been volatile and may continue to be volatile in the future.  Prices for natural gas are subject to a variety of factors that are beyond Nicor’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, legislatively mandated gas supply purchase obligations, the price and availability of alternative fuel sources, weather conditions, natural disasters and political conditions or hostilities in natural gas producing regions.

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

Nicor uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor’s derivative instruments either do not qualify for hedge accounting treatment or for which hedge accounting is not elected, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

Nicor relies on access to both short- and long-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations.  Management believes that Nicor and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings.  However, certain disruptions outside of Nicor’s control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets.  Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor’s credit ratings.  Furthermore, Nicor’s ability to incur indebtedness or issue debt securities is restricted by the covenants set forth in the Merger Agreement.  Restrictions on Nicor’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

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

Various tax and fee increases may occur in locations in which the company operates.  For example, the Illinois corporate income tax rate was increased effective January 1, 2011.  The company cannot predict whether other legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could adversely affect the company’s results of operations, cash flows and financial condition.

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

Risks Related to the Proposed Merger with AGL Resources

The merger may not be completed, which could adversely affect Nicor’s business operations and stock price.

To complete the merger, AGL Resources shareholders must approve the issuance of shares of AGL Resources common stock as contemplated by the Merger Agreement and the amendment to AGL Resources’ amended and restated articles of incorporation to increase the number of directors that may serve on AGL Resources’ board of directors, and Nicor shareholders must approve the Merger Agreement.  In addition, each of AGL Resources and Nicor must also make certain filings with and obtain certain other approvals and consents from various federal and state governmental and regulatory authorities.

AGL Resources and Nicor have not obtained all regulatory clearances, consents and approvals required to complete the merger.  Governmental or regulatory agencies could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger.  If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither AGL Resources nor Nicor will be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions, which may not be satisfied or waived.  If AGL Resources and Nicor are unable to complete the merger, Nicor would be subject to a number of risks, including the following:

•	Nicor would not realize the anticipated benefits of the merger, including increased operating efficiencies;
•	the attention of Nicor’s management may have been diverted to the merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to Nicor;
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;
•
Nicor will have been subject to certain restrictions on the conduct of its business, which may prevent it from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending; and

•	the trading price of Nicor common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

Nicor is required to pay AGL Resources a termination fee and the reimbursement of merger-related out-of-pocket expenses if Nicor terminates the Merger Agreement under certain circumstances specified in the Merger Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on Nicor’s results of operations or the trading price of Nicor common stock.

Nicor is subject to contractual restrictions in the Merger Agreement that may hinder its operations pending the merger.

The Merger Agreement restricts Nicor, without AGL Resources’ consent, from making certain acquisitions and taking other specified actions until the merger occurs or the Merger Agreement terminates.  These restrictions may prevent Nicor from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the merger or termination of the Merger Agreement.

The value of shares of AGL Resources common stock to be received by Nicor shareholders in the merger will fluctuate.

In the merger, each share of Nicor common stock outstanding immediately prior to completion of the merger (other than shares of Nicor common stock owned by AGL Resources, Nicor or any of their respective subsidiaries and shares of Nicor common stock held by Nicor shareholders who have perfected their dissenters’ rights) will be converted into the right to receive $21.20 in cash and 0.8382 shares of AGL Resources common stock, subject to adjustment in certain circumstances.  The exchange ratio will not be adjusted to reflect stock price changes prior to the completion of the merger.

The market prices of AGL Resources common stock and Nicor common stock immediately prior to the effective time of the completion of the merger may vary significantly from their market prices on the date of the Merger Agreement, the date of this Annual Report on Form 10-K and at the date of the special meeting of the shareholders of Nicor that is called to vote to approve the Merger Agreement.  These variations may be the result of various factors, including, without limitation:
•	changes in the business, operations or prospects of AGL Resources and/or Nicor;
•	speculation regarding the likelihood that the merger will be completed and the timing of the completion;
•	general market and economic conditions; and
•	regulatory developments and/or litigation.

The merger may not be completed until a significant period of time has passed after the Nicor shareholder approval is received.  At the time of the Nicor special meeting, Nicor shareholders will not know the exact market value of the AGL Resources common stock that will be received as a result of the merger.

The actual market value of shares of AGL Resources common stock, when received by Nicor shareholders, will depend on the market value of those shares on that date.  This market value may be significantly less or significantly more than the value used to determine the number of shares to be issued pursuant to the merger, as that determination was made at the time the Merger Agreement was entered into by the parties.  Neither AGL Resources nor Nicor is permitted to terminate the Merger Agreement solely because of a change in the market price for AGL Resources common stock or Nicor common stock.

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or that could cause abandonment of the merger.

To complete the merger, AGL Resources and Nicor need to obtain approvals or consents from, or make filings with, a number of United States federal and state public utility, antitrust and other regulatory authorities, including, among others, the Federal Trade Commission, the Department of Justice, the ICC and the CPUC.

While Nicor believes that they will receive the required statutory approvals and other clearances for the merger, there can be no assurance as to the timing of these approvals and clearances.  If such approvals and clearances are received, they may impose terms that do not satisfy the conditions set forth in the Merger Agreement, which could permit AGL Resources or Nicor to terminate the Merger Agreement. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents could prevent the consummation of the merger.

Governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

The special meeting at which the Nicor shareholders will vote on the approval of the merger contemplated by the Merger Agreement may take place before all such approvals have been obtained and, in certain cases where they have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known.  As a result, if shareholder approval of the transactions contemplated by the Merger Agreement is obtained at such meeting, Nicor may make decisions after the special meeting to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval.

Nicor will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on Nicor.  Although Nicor intends to take steps designed to reduce any adverse effects, these uncertainties may impair Nicor’s abilities to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Nicor to seek to change or terminate existing business relationships with Nicor or not enter into new relationships or transactions.

Employee retention and recruitment may be challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite Nicor’s retention and recruiting efforts, key employees depart or fail to continue employment with Nicor because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Nicor’s financial results could be adversely affected.

Pending shareholder suits could delay or prevent the closing of the merger or otherwise adversely impact the business and operations of Nicor.

Nicor, its board of directors, AGL Resources, one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer, have been named as defendants in five putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources.  The shareholder actions variously allege, among other things, that the Nicor board of directors breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders); (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement; and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders.  The complaints also allege that AGL Resources and Nicor aided and abetted these alleged breaches of fiduciary duty.  The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from consummating the proposed merger and, in certain circumstances, damages.  No assurances can be given as to the outcome of these lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits.  Furthermore, one of the conditions to closing the merger is that there are no injunctions issued by any court preventing the completion of the transactions.  No assurance can be given that these lawsuits will not result in such an injunction being issued which could prevent or delay the closing of the transactions contemplated by the Merger Agreement.

Nicor will incur significant transaction, merger-related and restructuring costs in connection with the merger.

Nicor expects to incur costs associated with combining its operations with those of AGL Resources, as well as transaction fees and other costs related to the merger.  These costs will be expensed as incurred.

The Merger Agreement contains provisions that limit Nicor’s ability to pursue alternatives to the merger, which could discourage a potential acquirer of Nicor from making an alternative transaction proposal and, in certain circumstances, could require Nicor to pay AGL Resources a termination fee of $67 million.

Under the Merger Agreement, Nicor is restricted, subject to limited exceptions, from entering into alternative transactions.  Unless and until the Merger Agreement is terminated, subject to specified exceptions, Nicor and its subsidiaries are restricted from initiating, soliciting, seeking, inducing or intentionally encouraging or facilitating any inquiries or the making of any proposal or offer for a competing acquisition proposal with any person.  Furthermore, Nicor and its subsidiaries are subject to limitations on their ability to participate in any discussions or negotiations, or to furnish any information to any person that has made an acquisition proposal with respect to Nicor or to approve, endorse or recommend any such acquisition proposal for Nicor.  Additionally, under the Merger Agreement, in the event of a potential change of recommendation by the board of directors of Nicor with respect to the merger-related proposals, Nicor must provide AGL Resources with five business days prior notice and, if requested, negotiate in good faith an adjustment to the terms and conditions of the Merger Agreement prior to changing its recommendation.

Nicor may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement.  In addition, under the Merger Agreement, Nicor may be required to pay AGL Resources a termination fee of $67 million if the Merger Agreement is terminated under certain circumstances related to an alternative acquisition proposal.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Nicor from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the value of the merger consideration proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

As a result of these restrictions, Nicor may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring a potentially significant liability to AGL Resources.

AGL Resources’ inability to obtain the financing necessary to complete the transaction could delay or prevent the completion of the merger.

AGL Resources intends to finance the cash portion of the merger consideration with debt financing.  To this end, AGL Capital Corporation (a subsidiary of AGL Resources), entered into a bridge facility pursuant to which, subject to certain conditions and limitations, the lenders agree to provide loans to AGL Capital Corporation in an aggregate principal amount of $1.05 billion.  AGL Resources and/or AGL Capital Corporation may issue debt securities, preferred stock, common equity, or other securities, bank loans, or other debt financings in lieu of all or a portion of the drawing under the bridge facility.

Under the terms of the Merger Agreement, if all of the conditions to closing are satisfied and the proceeds of the financing or alternative financing necessary to complete the transaction are not available, the Merger Agreement may be terminated by either party, so long as such party is not in material breach of its representations, warranties or covenants in the Merger Agreement that was a proximate cause of the financing failure.  In such event, AGL Resources is required to pay Nicor a financing failure fee of $115 million.

The availability of funds under the bridge facility is subject to certain conditions including, among others, the absence of a material adverse effect on AGL Resources or Nicor, pro forma compliance with a consolidated total debt to total capitalization ratio of 70 percent, the ability of AGL Capital Corporation to achieve certain minimum credit ratings and the ability of AGL Capital Corporation to achieve a certain liquidity level at closing.  If AGL Resources is unable to timely obtain the financing because one of the conditions to the financing fails to be satisfied, the closing of the merger could be significantly delayed or may not occur at all.

The opinion rendered to the board of directors of Nicor by its financial advisor was based on the financial analyses it performed, which considered factors such as market and other conditions then in effect, and financial forecasts and other information made available to it, as of the date of its opinion.  As a result, this opinion does not reflect changes in events or circumstances after the date of the opinion.

The opinion rendered to the board of directors of Nicor by Nicor’s financial advisor was provided in connection with, and at the time of, the board of directors’ evaluation of the merger.  The opinion was necessarily based on the financial analyses performed, which considered market and other conditions then in effect, and financial forecasts and other information made available to the financial advisor, as of the date of its opinion, which may have changed after the date of the opinion.  The opinion did not speak as of the time that the merger would be completed or as of any date other than the date of such opinion.

Item 1B.        Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning Nicor and its major subsidiaries’ properties is included in Item 1 – Business, and is incorporated herein by reference.  These properties are suitable, adequate and utilized in the company’s operations.

Item 3.	Legal Proceedings

Illinois Attorney General Subpoena.  On February 8, 2010, the Office of the Attorney General for the State of Illinois (“IOAG”) issued a subpoena to Nicor to provide documents in connection with an IOAG investigation pursuant to the Illinois Whistleblower Reward and Protection Act.  On November 30, 2010, the IOAG issued Nicor an amended request for information.  According to the subpoena, the IOAG investigation relates to billing practices used with certain customer accounts involving government funds.  While the company believes its billing practices comply with ICC requirements, the company is unable to predict the outcome of this matter or reasonably estimate its potential exposure, if any, and has not recorded a liability associated with this matter.

Also see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters and Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Proposed Merger with AGL Resources and Note 20 – Contingencies, which are incorporated herein by reference.

Item 4.            (Removed and Reserved)

Executive Officers of the Registrant

Name	Age	Position and Business Experience during past five years

Russ M. Strobel	58	Chairman, Nicor and Nicor Gas (since 2005); Chief Executive Officer, Nicor (since 2005); Chief Executive Officer, Nicor Gas (since 2003); President, Nicor and Nicor Gas (since 2002).

Richard L. Hawley	61	Executive Vice President and Chief Financial Officer, Nicor and Nicor Gas (since 2003).

Rocco J. D’Alessandro	52	Executive Vice President Operations, Nicor Gas (since 2006); Senior Vice President Operations, Nicor Gas (2002-2006).

Daniel R. Dodge	57	Executive Vice President Diversified Ventures, Nicor (since 2007); Senior Vice President Diversified Ventures and Corporate Planning, Nicor and Nicor Gas (2002-2007).

Claudia J. Colalillo	61	Senior Vice President Human Resources and Corporate Communications, Nicor (since 2002) and Nicor Gas (since 2006); Senior Vice President Human Resources and Customer Care, Nicor Gas (2002-2006).

Paul C. Gracey, Jr.	51	Senior Vice President, General Counsel and Secretary, Nicor and Nicor Gas (since 2006); Vice President, General Counsel and Secretary, Nicor and Nicor Gas (2002-2006).

Gerald P. O’Connor	59
Senior Vice President Finance and Strategic Planning, Nicor and Nicor Gas (since 2007); Senior Vice President Finance and Treasurer, Nicor and Nicor Gas (2007); Vice President Administration and Finance, Nicor and Nicor Gas (2004-2006).

Karen K. Pepping	46	Vice President and Controller, Nicor and Nicor Gas (since 2006); Assistant Vice President and Controller, Nicor and Nicor Gas (2005-2006).

Douglas M. Ruschau	52	Vice President and Treasurer, Nicor and Nicor Gas (since 2007); Vice President Finance and Treasurer, Peoples Energy Corporation (2002-2007).

Rick Murrell	64	Chairman, Tropical Shipping and Construction Company Limited (since 2006); President, Tropical Shipping and Construction Company Limited (2006 – January 2011).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nicor common stock is listed on the New York and Chicago Stock Exchanges.  At February 16, 2011, there were approximately 16,700 common stockholders of record and the closing stock price was $52.51.

	Stock price		Dividends
Quarter	High	Low	Declared

2010
First	$43.75	$37.99	$.465
Second	44.70	38.63	.465
Third	46.27	39.54	.465
Fourth	50.81	42.98	.465

2009
First	$36.34	$27.50	$.465
Second	35.37	30.28	.465
Third	38.08	32.83	.465
Fourth	43.39	34.96	.465

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program since 2002.  As of December 31, 2010, $21.5 million remained authorized for the repurchase of common stock.

STOCK PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for Nicor common stock, the S&P 500 Utilities Index and the S&P 500 Index (both of which include Nicor common stock) as of December 31 of each of the years indicated, assuming $100 was invested on January 1, 2006, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return

	2006	2007	2008	2009	2010

Nicor	$124	$117	$101	$129	$159
S&P 500 Utilities Index	121	144	103	115	121
S&P 500 Index	116	122	77	97	112

Nicor Inc.

Item 6. Selected Financial Data
(in millions, except per share data)

	Year ended December 31
	2010	2009	2008	2007	2006

Operating revenues	$2,709.8	$2,652.1	$3,776.6	$3,176.3	$2,960.0

Operating income	$235.7	$220.3	$185.0	$206.5	$202.5

Net income	$138.4	$135.5	$119.5	$135.2	$128.3

Earnings per average share of common stock
Basic	$3.02	$2.99	$2.64	$2.99	$2.88
Diluted	3.02	2.98	2.63	2.99	2.87

Dividends declared per common share	$1.86	$1.86	$1.86	$1.86	$1.86

Property, plant and equipment
Gross	$5,127.7	$4,961.0	$4,802.4	$4,611.7	$4,479.7
Net	3,022.8	2,939.1	2,858.6	2,757.3	2,714.7

Total assets	$4,496.5	$4,435.7	$4,784.0	$4,271.3	$4,137.2

Capitalization
Long-term debt, net of unamortized discount (1)	$498.4	$498.2	$498.0	$497.8	$497.5
Mandatorily redeemable preferred stock	-	.1	.6	.6	.6
Common equity	1,103.9	1,037.7	973.1	945.2	876.1
	$1,602.3	$1,536.0	$1,471.7	$1,443.6	$1,374.2

(1) Includes amounts due within one year.

See Item 1A - Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for factors that can impact year-to-year comparisons and may affect the future performance of Nicor's business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2008 to 2010 and to discuss business trends that might affect Nicor.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into seven sections – Summary, Results of Operations, Financial Condition and Liquidity, Other Matters, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor is a holding company.  Gas distribution is Nicor’s primary business.  Nicor’s subsidiaries include Nicor Gas, one of the nation’s largest distributors of natural gas, and Tropical Shipping, a transporter of containerized freight in the Bahamas and the Caribbean region.  Nicor also owns several energy-related ventures, including Nicor Services, Nicor Solutions and Nicor Advanced Energy, which provide energy-related products and services to retail markets, Nicor Enerchange, a wholesale natural gas marketing company, and Central Valley, which is developing a natural gas storage facility.  Nicor also has equity interests in a cargo container leasing business, a FERC-regulated natural gas pipeline, a natural gas storage development project and certain affordable housing investments.

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	2010	2009	2008

Net income	$138.4	$135.5	$119.5

Diluted earnings per common share	$3.02	$2.98	$2.63

When comparing 2010 results to 2009, net income and diluted earnings per common share for 2010 include a $1.3 million pretax reduction ($.02 per share) to the company’s previously established reserve for its mercury inspection and repair program.  Year over year comparisons (excluding the effect of the mercury-related reserve adjustment) reflect higher operating income in the company’s gas distribution business, partially offset by lower operating income in the company’s shipping and other energy-related businesses, lower corporate operating results, lower equity investment income and a higher effective income tax rate.

When comparing 2009 results to 2008, net income and diluted earnings per common share for 2008 include an unfavorable pretax mercury-related reserve adjustment of $0.6 million ($.01 per share).  Year over year comparisons (excluding the effect of the mercury-related reserve adjustment) reflect improved operating results in the company’s gas distribution business and other energy-related businesses and higher equity investment income, partially offset by lower operating income in the company’s shipping business, lower interest income and a higher effective income tax rate.

Proposed merger with AGL Resources.  In December 2010, Nicor entered into a Merger Agreement with AGL Resources, which Nicor expects will be complete in the second half of 2011. In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled, and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustment in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and approval by, among others, the ICC. Nicor anticipates that the necessary approvals will be obtained.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger. As stated above, approval by the ICC is a condition to completion of the merger. The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor’s gas distribution subsidiary at a level comparable to current staffing for a period of three years following merger completion. The ICC has eleven months to act upon the application.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the proposed merger please see Nicor’s Form 8-K filed on December 7, 2010. Further information concerning the proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on February 4, 2011.

For the year ended December 31, 2010, the company has incurred and expensed $4.6 million of merger-related costs.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

Health Care Reform Legislation.  In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.7 million annually for periods subsequent to the enactment date.

Additionally, the Health Care Act contains other provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

Capital market environment.  The volatility in the capital markets over the past three years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to this past volatility.

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	2010	2009	2008

Gas distribution	$194.7	$149.7	$124.4
Shipping	14.4	29.2	39.3
Other energy ventures	34.4	45.5	25.3
Corporate and eliminations	(7.8)	(4.1)	(4.0)
	$235.7	$220.3	$185.0

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $45.0 million in 2010 compared to the prior year due primarily to higher gas distribution margin ($47.4 million increase), a favorable mercury-related reserve adjustment ($1.3 million) and gains on property sales ($1.3 million), partially offset by higher depreciation expense ($6.2 million increase).

Gas distribution operating income increased $25.3 million in 2009 compared to the prior year due to higher gas distribution margin ($39.0 million increase), partially offset by higher depreciation expense ($6.5 million increase) and operating and maintenance expense ($5.8 million increase).

•
Shipping operating income decreased $14.8 million in 2010 compared to the prior year due to lower operating revenues ($7.6 million decrease) and higher operating expenses ($7.2 million increase).  Operating revenues were lower due to lower volumes shipped, partially offset by higher average rates.  Operating expenses were higher due primarily to higher transportation-related costs and higher repairs and maintenance costs, partially offset by lower charter costs and lower payroll and benefit-related costs.

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

•
Nicor’s other energy ventures operating income decreased $11.1 million in 2010 compared to the prior year due to lower operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($13.5 million decrease), partially offset by higher operating income at Nicor’s energy-related products and services businesses ($2.3 million increase).  Lower operating income at Nicor Enerchange was due to unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses and unfavorable costing of physical sales activity, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($11.4 million decrease), partially offset by lower operating revenue ($9.1 million decrease).

Nicor’s other energy ventures operating income increased $20.2 million in 2009 compared to the prior year due primarily to higher operating income at Nicor Enerchange ($18.2 million increase) and at Nicor’s energy-related products and services businesses ($1.7 million increase).  Higher operating income at Nicor Enerchange was due primarily to favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($7.0 million decrease), partially offset by lower operating revenues ($5.3 million decrease).

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

•	Corporate and eliminations’ operating income for 2010, 2009 and 2008 was impacted by the following items:

In 2010, corporate and eliminations’ operating income included $4.6 million of merger-related costs.

In 2010, 2009 and 2008, corporate and eliminations’ operating income included costs of $1.3 million, $3.7 million and $6.2 million, respectively, associated with Nicor’s other energy ventures’ utility-bill management products attributable to colder than normal weather (excludes costs of approximately $0.4 million, $0.6 million and $0.6 million, respectively, recorded within other energy ventures).  The above noted benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

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

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	2010	2009	2008

Gas distribution	$2,204.4	$2,140.8	$3,206.9
Shipping	345.0	352.6	425.2
Other energy ventures	218.4	239.0	230.3
Corporate and eliminations	(58.0)	(80.3)	(85.8)
	$2,709.8	$2,652.1	$3,776.6

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues increased $63.6 million in 2010 compared the prior year due to higher natural gas costs (approximately $110 million increase), revenue from the bad debt and energy efficiency riders ($32.5 million and $8.8 million, respectively) and the impact of the increase in base rates (approximately $20 million increase), partially offset by warmer weather in 2010 (approximately $75 million decrease) and lower demand unrelated to weather (approximately $25 million decrease).

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

Shipping operating revenues decreased $7.6 million in 2010 compared to the prior year due to lower volumes shipped ($11.8 million decrease), partially offset by higher average rates ($4.2 million increase).  Volumes shipped were adversely impacted by the continued economic slowdown.  Higher average rates were attributable to higher cost-recovery surcharges for fuel, partially offset by a reduction in base rates.

Shipping operating revenues decreased $72.6 million in 2009 compared to the prior year due to lower volumes shipped ($44.2 million decrease) and lower average rates ($28.4 million decrease).  Volumes shipped were adversely impacted by the economic slowdown.  Lower average rates were attributable to lower cost-recovery surcharges for fuel.

Nicor’s other energy ventures operating revenues decreased $20.6 million in 2010 compared to the prior year due to lower operating revenues at Nicor Enerchange ($11.5 million decrease) and Nicor’s energy-related products and services businesses ($9.1 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses and unfavorable costing of physical sales activity, partially offset by favorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory.  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract attributable to lower average natural gas prices, partially offset by higher average contract volumes.

Nicor’s other energy ventures operating revenues increased $8.7 million in 2009 compared to the prior year due primarily to higher operating revenues at Nicor Enerchange ($13.9 million increase), partially offset by lower operating revenues at Nicor’s energy-related products and services businesses ($5.3 million decrease).  Higher operating revenues at Nicor Enerchange were due to favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract, partially offset by higher average contract volumes.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products and Nicor Enerchange net revenues from the sale of natural gas to Nicor Advanced Energy.

Gas distribution margin.  Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues.  Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in gas distribution revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on gas distribution margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  Additionally, in February 2010 the ICC approved the company’s bad debt rider.  As a result, changes in revenue included in gas distribution margin attributable to these riders are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of gas distribution revenues and margin follows (in millions):

	2010	2009	2008

Gas distribution revenues	$2,204.4	$2,140.8	$3,206.9
Cost of gas	(1,364.1)	(1,345.7)	(2,427.8)
Revenue tax expense	(145.9)	(148.1)	(171.1)
Gas distribution margin	$694.4	$647.0	$608.0

Gas distribution margin increased $47.4 million in 2010 compared to the prior year due primarily to revenue from the bad debt and energy efficiency riders ($32.5 million and $8.8 million, respectively) and the impact of the increase in base rates (approximately $20 million increase), partially offset by warmer weather in 2010 (approximately $8 million decrease), lower interest on customer balances ($5.5 million decrease) and lower demand unrelated to weather (approximately $4 million decrease).

Gas distribution margin increased $39.0 million in 2009 compared to the prior year due to the impact of the increase in base rates (approximately $60 million increase), partially offset by warmer weather (approximately $8 million decrease), lower demand unrelated to weather (approximately $5 million decrease) and lower revenue from cost recovery riders (approximately $3 million decrease).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense decreased $0.4 million in 2010 compared to the prior year.  Factors contributing to the decrease include lower company use and storage-related gas costs ($7.9 million decrease), lower pension expense ($4.6 million decrease, net of capitalization), lower billing and call center-related costs ($2.9 million decrease), lower costs on legal matters ($2.6 million decrease), higher bad debt expense ($10.6 million increase) and higher costs associated with the energy efficiency program ($8.8 million increase).  Bad debt expense in 2010 was $63.8 million compared to $53.2 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $63.0 million of expense assumed to be collected through base rates; and $32.5 million of expense which is equal to the revenue recognized under the bad debt rider.

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

Other gas distribution operating expenses.  In 2010 and 2008, the company recorded favorable (unfavorable) reserve adjustments of $1.3 million and $(0.6) million, respectively, associated with the company’s mercury inspection and repair program.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Mercury.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2010 and 2008, Nicor Gas realized pretax gains of $1.3 million and $0.8 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Shipping operating expenses.  Shipping operating expenses increased $7.2 million in 2010 compared to the prior year due primarily to higher transportation-related costs ($8.7 million increase, largely attributable to higher fuel prices) and higher repairs and maintenance costs ($1.9 million increase), partially offset by lower charter costs ($3.6 million decrease) and lower payroll and benefit-related costs ($2.0 million decrease).

Shipping operating expenses decreased $62.5 million in 2009 compared to the prior year due primarily to lower transportation-related costs ($36.9 million decrease, largely attributable to lower volumes shipped and fuel prices), charter costs ($10.1 million decrease) and payroll and benefit-related costs ($5.8 million decrease).

Other energy ventures operating expenses.  Nicor’s other energy ventures operating expenses decreased $9.5 million in 2010 compared to prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($11.4 million decrease) attributable to lower average cost per utility-bill management contract resulting from lower average natural gas prices, partially offset by higher average contract volumes.

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

Other corporate expenses and eliminations.  Other corporate operating expenses (income) were $6.8 million, $0.6 million and $(2.0) million in 2010, 2009 and 2008, respectively.  Included in other corporate operating expenses for 2010 is $4.6 million of merger-related costs.  In 2008, Nicor recorded a benefit of $3.1 million related to recoveries of previously incurred legal costs.  Also included in the amounts for all years presented are certain business development costs.

Intercompany eliminations were $(57.0) million, $(76.7) million and $(79.8) million in 2010, 2009 and 2008, respectively, and related primarily to utility-bill management products.

Interest expense.  Interest expense decreased $0.6 million in 2010 compared to the prior year.  Factors contributing to the decrease include lower interest on income tax matters ($2.9 million decrease), higher bank commitment fees ($1.7 million increase) and higher average borrowing levels ($1.1 million increase).

Interest expense decreased $1.4 million in 2009 compared to the prior year due to lower average interest rates ($5.3 million decrease), partially offset by the impact of higher interest on income tax matters ($1.9 million increase) and bank commitment fees ($1.5 million increase).

Net equity investment income.  Net equity investment income decreased $7.6 million in 2010 compared to the prior year due to the absence of a $10.1 million gain recognized on the sale of the company’s 50-percent interest in EN Engineering in 2009, partially offset by an increase in income from the company’s investment in Triton ($2.5 million increase).

Net equity investment income increased $6.4 million in 2009 compared to the prior year due primarily to the $10.1 million gain recognized on the sale of the company’s interest in EN Engineering, partially offset by the absence of income from the company’s investment in EN Engineering ($2.8 million decrease) and a decrease in income from the company’s investment in Triton ($1.1 million decrease).

Equity investment results include $7.8 million, $5.3 million and $6.4 million for 2010, 2009 and 2008, respectively, for Nicor’s share of income from Triton.

Interest income.  Interest income decreased $1.2 million in 2010 compared to the prior year due primarily to lower interest on tax matters ($1.1 million decrease).

Interest income decreased $6.5 million in 2009 compared to the prior year due primarily to the impact of lower average interest rates ($2.5 million decrease), interest on tax matters ($2.2 million decrease) and average investment balances ($1.5 million decrease).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2010, 2009 and 2008, income tax expense has not been provided on approximately $5 million, $19 million and $23 million, respectively, of foreign company shipping earnings.

At December 31, 2010, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $59 million on approximately $170 million of cumulative undistributed foreign earnings.

The effective income tax rate was 33.5 percent, 32.4 percent and 27.0 percent for 2010, 2009 and 2008, respectively.  The higher effective income tax rate in 2010 compared to 2009 is due primarily to lower untaxed foreign shipping earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies, partially offset by favorable tax reserve adjustments.  The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), as well as a decrease in untaxed foreign shipping earnings and the absence of the 2008 tax reserve adjustments.

Nicor Inc.
Gas Distribution Statistics

	2010	2009	2008

Operating revenues (millions)
Sales
Residential	$1,443.9	$1,377.9	$2,176.2
Commercial	355.9	350.4	551.4
Industrial	39.9	38.2	61.9
	1,839.7	1,766.5	2,789.5
Transportation
Residential	46.3	47.1	40.9
Commercial	75.1	79.1	82.2
Industrial	40.3	39.4	38.3
Other	1.7	4.1	25.7
	163.4	169.7	187.1
Other revenues
Revenue taxes	148.1	150.3	174.0
Environmental cost recovery	10.7	12.5	9.7
Chicago Hub	4.1	7.7	11.3
Other	38.4	34.1	35.3
	201.3	204.6	230.3
	$2,204.4	$2,140.8	$3,206.9

Deliveries (Bcf)
Sales
Residential	188.2	199.8	214.4
Commercial	49.0	52.7	54.7
Industrial	6.0	6.3	6.4
	243.2	258.8	275.5
Transportation
Residential	22.8	25.4	25.6
Commercial	83.3	89.6	93.1
Industrial	104.7	102.1	103.9
	210.8	217.1	222.6
	454.0	475.9	498.1

Year-end customers (thousands)
Sales
Residential	1,788	1,763	1,760
Commercial	134	132	130
Industrial	8	8	8
	1,930	1,903	1,898
Transportation
Residential	206	218	222
Commercial	48	50	53
Industrial	4	5	5
	258	273	280
	2,188	2,176	2,178

Other statistics
Degree days	5,720	6,106	6,348
Colder than normal (1)	2%	9%	9%
Average gas cost per Mcf sold	$5.49	$5.06	$8.76

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2010 and 2009 and 5,830 degree days per year for 2008.

Shipping Statistics
	2010	2009	2008

TEUs shipped (thousands)	170.7	176.6	197.1
Revenue per TEU	$2,022	$1,997	$2,158
At end of period
Ports served	25	25	25
Vessels operated	14	15	17

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

Net cash flow provided from operating activities decreased $216.0 million for the year ended December 31, 2010 compared to the prior year.  The significant factors contributing to the decrease in cash flow are primarily a result of lower average natural gas prices during the 2009/2010 heating season compared to the 2008/2009 heating season and include:
•	a decrease of $178.6 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009; and
•	a decrease of $102.8 million from changes in margin accounts related to derivative instruments due to the decline in gas prices.

In addition, the company had higher volumes of gas in storage at December 31, 2010 when compared to 2009.

Net cash flow provided from operating activities increased $598.2 million for the year ended December 31, 2009 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of lower average natural gas prices during the 2008/2009 heating season compared to the 2007/2008 heating season and include:
•	an increase of $245.6 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009; and
•	an increase of $238.6 million from changes in margin accounts related to derivative instruments due to the decline in gas prices.

In addition, the company had lower volumes of gas in storage at December 31, 2009 when compared to 2008.

Investing activities.  Net cash flow used for investing activities was $229.2 million, $211.5 million and $265.3 million in 2010, 2009 and 2008, respectively.

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

	Estimated
	2011	2010	2009	2008

Gas distribution	$205	$198	$203	$229
Shipping	26	15	22	17
Other energy ventures	129	28	6	4
	$360	$241	$231	$250

Gas distribution capital expenditures decreased in 2010 versus 2009.  Factors contributing to the decrease include lower expenditures associated with gas distribution, transmission and storage system improvements (approximately $6 million decrease), lower facility construction (approximately $3 million decrease), lower capitalized overhead costs attributable to lower postretirement benefit costs (approximately $2 million decrease) and higher information technology improvements (approximately $8 million increase).

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

Gas distribution capital expenditures are expected to increase in 2011 versus 2010.  Factors contributing to the expected increase include higher expenditures associated with facility construction and new service additions and lower expenditures associated with gas distribution, transmission and storage system improvements.

Shipping capital expenditures decreased in 2010 versus 2009 due to a decrease in progress payments on the construction of a new vessel.

Shipping capital expenditures increased in 2009 versus 2008 due primarily to progress payments on the construction of a new vessel, partially offset by a decrease in facility expansion.

Shipping capital expenditures are expected to increase in 2011 versus 2010 due primarily to increased expenditures related to freight handling equipment, containers and information technology system improvements.

Other energy ventures’ capital expenditures increased in 2010 versus 2009 due primarily to expenditures related to the development of a natural gas storage facility by Central Valley (approximately $18 million increase).

Other energy ventures’ capital expenditures are expected to increase in 2011 by approximately $120 million due to the continued development of the storage facility by Central Valley.  Included in these capital expenditures is conditioning gas, to ready the field for use, that is expected to be injected in 2011 and withdrawn and sold in 2012.

Additional investing activities.  Yearly fluctuations in additional investing activities include the following items:
•	2009 and 2008 reflect increased short-term investments primarily at the company’s shipping business.
•	In March 2009, the company sold its 50-percent interest in EN Engineering and received cash of $13.0 million.

Financing activities.  Nicor and Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.  The current credit ratings for Nicor Inc. and Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch
Nicor Inc.
Commercial Paper	A-1+	P-2	F-1
Senior Unsecured Debt	AA	n/a	A
Corporate Credit Rating	AA	n/a	n/a

Nicor Gas
Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	Aa3	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In December 2010, Standard and Poor’s (“S&P”), Moody’s and Fitch affirmed Nicor and Nicor Gas’ credit ratings.  S&P changed Nicor and Nicor Gas’ outlooks from stable to credit watch with negative implications.  Moody’s affirmed Nicor’s outlook as stable, but changed Nicor Gas’ outlook from stable to negative.  Fitch maintained the outlook as stable for both Nicor and Nicor Gas.  Both S&P and Moody’s attributed the change in outlook to the proposed merger with AGL Resources.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs (to the extent not provided by internally generated funds) and for general corporate purposes.

In February 2011, Nicor Gas issued $75 million First Mortgage Bonds at 2.86 percent, due in 2016 through a private placement and utilized the proceeds to retire the $75 million 6.625 percent First Mortgage Bond series which matured in February 2011.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million in First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.

In determining that the bonds issued in 2011 and 2009 qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

At December 31, 2010, Nicor Gas had the capacity to issue approximately $470 million of additional First Mortgage Bonds under the terms of its indenture.  On February 25, 2009, Nicor Gas filed a shelf registration with a $225 million capacity, which became effective on March 20, 2009.

In 2010, Nicor entered into forward-starting interest rate swaps with a notional totaling $90 million. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

Nicor believes it is in compliance with its debt covenants.  Nicor’s long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2011, to replace the $550 million, 364-day revolving credit facility, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $425 million and $494 million of commercial paper outstanding at December 31, 2010 and 2009, respectively.  During 2010, the commercial paper borrowing levels ranged from $512 million to no commercial paper and averaged $269 million.  During 2009, the commercial paper borrowing levels ranged from $759 million to $216 million and averaged $417 million.  The average borrowing levels are calculated using average daily balances for each day for the year.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock. Nicor maintained its quarterly common stock dividend rate during 2010 of $0.465 per common share.  The company paid dividends on its common stock of $85.1 million, $84.8 million and $84.4 million in 2010, 2009 and 2008, respectively.  Pursuant to the Merger Agreement, Nicor is restricted from paying a dividend in excess of $0.465 per share in any quarter.  Other than the Merger Agreement, Nicor has no contractual or regulatory restrictions on the payment of dividends.

Nicor currently has a dividend reinvestment program that offers the opportunity to holders of Nicor common and preferred shares to purchase additional shares of Nicor common stock by reinvesting the dividends and/or making direct cash purchases.  Shares are acquired by Nicor on behalf of participants through purchases in the open market.  Nicor amended the program in 2009 to allow Nicor to issue new shares of common stock as an alternative to purchasing them in the open market. Any proceeds from newly issued shares may be used for advances to or equity investments in its subsidiaries, for other investment opportunities, or for general corporate purposes.  No new shares have been issued since the program was amended in 2009.

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There were no repurchases under this program since 2002.  As of December 31, 2010, $21.5 million remained authorized for the repurchase of common stock.

Preferred Stock.  In 2010 and 2009, Nicor redeemed 1,431 shares and 10,150 shares, respectively, of the 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at an average redemption price of $51.06 and $46.43 per share, respectively, plus accrued unpaid dividends.  As a result, there were no shares of the 4.48 percent Mandatorily Redeemable Preferred Stock outstanding at December 31, 2010.

In January 2011, Nicor redeemed 247 shares of the 5.00 percent Convertible Preferred Stock, $50 par value, at an average redemption price of $50.13 per share.  Nicor had no shares of preferred stock outstanding following such redemption.

Off-balance sheet arrangements.  Nicor has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 19 – Guarantees and Indemnities.  The company believes the likelihood of any such payment under these guarantees is remote.  No liability has been recorded for these guarantees.

Contractual obligations.  At December 31, 2010, Nicor had contractual obligations with payments due as follows (in millions):

                                                                           Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$480.8	$264.8	$32.1	$5.2	$782.9
Long-term debt	75.0	-	-	425.0	500.0
Fixed interest on long-term debt	26.1	51.3	51.3	342.7	471.4
Operating leases	17.5	14.7	5.3	11.5	49.0
	$599.4	$330.8	$88.7	$784.4	$1,803.3

In addition to the contractual obligations included in the table above, Nicor has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company had accrued a liability for estimated unrecognized tax benefits of $2.9 million at December 31, 2010, for which the amount and timing of payments is uncertain.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 10 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts in the gas distribution and wholesale natural gas marketing businesses.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using NYMEX futures prices as of December 31, 2010.

Operating leases are primarily for vessels, containers and equipment in the shipping business, office space and equipment in the gas distribution business and office space for the other energy ventures.  Tropical Shipping has certain equipment operating leases which include escalation clauses for adjusting rent to reflect changes in price indices, various renewal options and options to purchase leased equipment.  Rental expense under operating leases was $25.7 million, $31.4 million and $41.7 million in 2010, 2009 and 2008, respectively.

The Merger Agreement contains termination rights for both Nicor and AGL Resources and provides that if Nicor terminates the Merger Agreement under specified circumstances, Nicor may be required to pay a termination fee of $67 million.

OTHER MATTERS

Storage Projects.  Central Valley is developing an underground natural gas storage facility in the Sacramento River valley of north-central California and plans to provide approximately 11 Bcf of working natural gas capacity, offering flexible, high-deliverability multi-cycle services and interconnection to a regional pipeline.  In October 2010, the CPUC approved Central Valley’s Certificate of Public Convenience and Necessity to construct and operate the storage facility.  Central Valley plans to initiate construction activity during the first quarter of 2011 and expects completion during the fourth quarter of 2011, with firm storage services commencing in early 2012.  The company estimates the net capital cost for the Central Valley project to be approximately $120 million.

Nicor is also participating in a natural gas storage development joint venture known as Sawgrass Storage.  In 2010, Sawgrass Storage initiated the pre-filing process with the FERC.

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company estimates that it would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them.  If these proposed modifications to the operating agreement are approved by the ICC, it would require changes in the way Nicor Services provides its warranty products and could adversely impact the future profitability of these products.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor, Nicor Gas has a motion pending with the ICC to suspend this proceeding.

Financial Reform Legislation.  Financial Reform Legislation was enacted into law on July 21, 2010, and includes a provision that requires certain over-the-counter derivative transactions to be executed through an exchange or centrally cleared and also includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements.  Final rules on major provisions in the legislation will be established through rulemakings.  While the company does not currently believe the legislation will have a material impact on its results of operations, cash flows and financial condition, the company will continue to evaluate the legislation and future rulemakings.

Synthetic Natural Gas Plant Legislation.  In January 2011, the Illinois House and Senate passed legislation regarding two proposed synthetic natural gas plants.  Unless vetoed by the governor,  the legislation will go into effect no later than March 15, 2011 and will require Nicor Gas and other major Illinois natural gas utilities to either: (a) submit to rate cases in 2011, 2013 and 2015, or (b) purchase under long-term contracts (30 years for one plant and 10 years for the other) natural gas from the plants at a cost that may exceed the market price of natural gas.  The legislation would allow Nicor Gas to recover the gas costs, and any related transportation costs, through the PGA without any further prudence review.

Other.  Restrictions imposed by regulatory agencies and loan agreements limiting the amount of subsidiary net assets that can be transferred to Nicor are not expected to have a material impact on the company’s ability to meet its cash obligations.

OUTLOOK

Nicor’s 2011 outlook assumes weather based on historical patterns, but excludes, among other things, the impact (including any merger and integration costs incurred in 2011) of the proposed merger with AGL Resources and the ICC’s PBR plan/PGA review, other contingencies or future changes in tax law.  The company’s outlook also does not reflect the additional variability in earnings due to fair value accounting adjustments at Nicor Enerchange and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2011 earnings, they are currently not estimable.

Gas distribution.  Nicor Gas’ estimated operating results will decrease in 2011 as the result of the absence of the prior year $32 million pretax benefit attributable to the ICC’s approval of the company’s bad debt rider, higher operating and maintenance costs and higher depreciation expense.

The company estimates that a 100 degree day variation from normal weather affects Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million.  The consolidated impact, however, is generally reduced somewhat because of the natural weather hedge attributable to the utility-bill management products offered by certain of Nicor’s other energy ventures.

Shipping.  Tropical Shipping’s 2011 operating results are estimated to be higher than 2010 as a result of estimated increases in base rates and cost reduction initiatives.  The company also continues to expect relatively low tax costs on operating earnings in 2011 attributable to the 2006 reorganization of certain shipping and related operations.

Other energy ventures.  The company expects 2011 operating results from its other energy ventures to be similar to 2010’s.

Other.  The company also expects 2011 net income to be adversely impacted by the absence of favorable tax reserve adjustments recognized in 2010 and higher state income taxes.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2010.

Litigation relating to proposed merger.  Nicor, its board of directors, AGL Resources and one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer have been named as defendants in five putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources. The first shareholder action was filed on December 7, 2010 in the Eighteenth Circuit Court of DuPage County, Illinois, County Department, Chancery Division (Joseph Pirolli v. Nicor Inc., et al.).  The other four actions were filed between December 10, 2010 and December 17, 2010 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (Maxine Phillips v. Nicor Inc., et al., filed December 10, 2010; Plumbers Local #65 Pension Fund v. Nicor Inc., et al., filed December 13, 2010; Gus Monahu v. Nicor Inc., et al., filed December 17, 2010; and Roberto R. Vela v. Russ M. Strobel, et al., filed December 17, 2010).

The shareholder actions variously allege, among other things, that the Nicor Board breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders); (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement; and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders.  The complaints also allege that AGL Resources, Nicor and the acquisition subsidiaries aided and abetted these alleged breaches of fiduciary duty. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from consummating the proposed merger and, in certain instances, damages.

On January 10, 2011, the four actions filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division were consolidated.  Nicor believes the claims asserted in each lawsuit to be without merit and intends to vigorously defend against them.  The final disposition of these shareholder litigation-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Mercury.  Information about mercury contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Manufactured Gas Plant Sites.

Municipal tax matters.  Information about municipal tax contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Municipal Tax Matters.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies – Other.

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

Loss contingencies.  Nicor and its subsidiaries record contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable.  When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss.  Nicor and its subsidiaries and affiliates are involved in various legal and regulatory proceedings and are exposed to various loss contingencies.  These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts.  Of particular note is the PBR plan contingency at Nicor Gas described in Item 8 – Notes to the Consolidated Financial Statements – Note 20 – Contingencies.

Derivative instruments.  The rules for determining whether a contract meets the definition of a derivative instrument, contains an embedded derivative requiring bifurcation, or qualifies for hedge accounting treatment are numerous and complex.  The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules.  As a result, management judgment is required in the determination of the appropriate accounting treatment.  In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market conditions, and changes in hedge effectiveness may impact the accounting treatment.  These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 9 years for the pension plan and 12 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 10 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions and significant changes in estimates.

The company’s postretirement benefit expense (net of capitalization) included in operating income was $19.6 million, $24.6 million and $2.7 million in 2010, 2009 and 2008, respectively.  The company expects to record postretirement benefit expense (net of capitalization) for 2011 of $18.7 million.  Significant market declines in the values of plan assets in 2008 caused the increase in postretirement benefit expense for the years after 2008.

Actuarial assumptions affecting 2011 include an expected long-term rate of return on plan assets of 8.25 percent and discount rates of 5.40 percent for the company’s defined benefit pension plan and 5.20 percent for the health care and other benefits plans, compared with an 8.25 percent rate of return on plan assets and discount rates of 5.45 percent and 5.75 percent, respectively, in the prior year.  Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category, asset allocations and the effects of active plan management.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

The discount rate is critical to the measurement of the plans’ costs.  Additionally, the assumed rate of return on plan assets is critical to the determination of the pension plan’s cost.  The following table illustrates the effect of a one-percentage-point change in these actuarial assumptions on 2010’s net benefit cost (in millions):

Actuarial assumption	Increase (decrease)	Effect on net benefit cost

Discount rate	1.0%	$(6.2)
	(1.0%)	7.4
Rate of return on plan assets	1.0%	(3.5)
	(1.0%)	3.5

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

However, the volatility in the capital markets over the past three years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor’s estimates.

The company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and economic conditions.  Actual credit losses could vary materially from Nicor’s estimates.  Nicor’s allowance for doubtful accounts at December 31, 2010, 2009 and 2008 was $27.6 million, $33.0 million and $44.9 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.  The impact of credit losses to Nicor’s results of operations is substantially mitigated by the bad debt rider that was approved by the ICC on February 2, 2010.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Unbilled revenues.  Nicor Gas accrues revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Accrued unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2010 and 2009 were $141.8 million and $137.7 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas is required to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to rate regulation, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 2 – Accounting Policies.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor and its subsidiaries and affiliates.  Although Nicor believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations.  Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate,” or similar phrases.  Actual results may differ materially from those indicated in the company’s forward-looking statements due, among other things, to the outcome of the proposed merger between Nicor and AGL Resources, the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements.

Specifically with respect to the proposed merger between Nicor and AGL Resources, Nicor’s expectations are subject to future events, risks and uncertainties, and there are several factors – many beyond the company’s control – that could cause results to differ significantly from its expectations.  Such events, risks and uncertainties include, but are not limited to:

•	the possibility that the company’s business may suffer as a result of the uncertainty surrounding the merger;

•	the possibility that AGL Resources and Nicor will not receive the regulatory approvals required to complete the merger or that the merger will not be consummated for other reasons;

•	the possibility of adverse decisions in pending and potential state and federal class action lawsuits, including five shareholder suits, relating to the merger;

•	the possibility that the company may not be able to maintain relationships with its employees, suppliers, or customers as a result of the uncertainty surrounding the merger; and

•	the possibility that the Merger Agreement will be terminated under circumstances in which the company would incur termination payment obligations.

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

Commodity price risk.  With regard to commodity price risk, the company has established policies and procedures with respect to the management of such risks and the use of derivative instruments to hedge its exposure to such risks.  Company management oversees compliance with such policies and procedures.  Nicor’s other energy businesses utilize various techniques to limit, measure and monitor market risk, including limits based on volume, dollar amounts, maturity, and in some cases value at risk (“VaR”).

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, and other operating and financing expenses.  The company expects to purchase in 2011 about 2 Bcf of natural gas for its own use and to cover storage-related gas costs.  The volume of natural gas purchased by the company, which is exposed to market risk, has declined over the last two years as a result of certain changes approved in the 2009 rate orders.  The level of natural gas prices may also impact customer gas consumption and therefore gas distribution margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  The company generally hedges its forecasted company use and storage-related gas costs through the use of swap agreements.

Nicor’s other energy businesses are subject to natural gas commodity price risk, arising primarily from purchase and sale agreements, transportation agreements, natural gas inventories and utility-bill management contracts.  Derivative instruments such as futures, options, forwards and swaps may be used to hedge these risks.  Based on Nicor’s other energy businesses unhedged positions at December 31, 2010, a 10 percent adverse change in natural gas prices would have decreased Nicor’s earnings for the periods ended December 31, 2010 and 2009 by about $0.2 million.

In the fourth quarter of 2010, Nicor’s other energy businesses entered into derivative instruments to hedge the natural gas commodity price risk associated with its forecasted purchase of base gas that will be injected as part of the development of the Central Valley natural gas storage facility.  At December 31, 2010, these derivatives totaled approximately 1.4 Bcf and had a fair value of approximately $0.2 million.  Gains and losses on these derivatives are deferred in accumulated other comprehensive income until the storage facility is retired and the base gas is sold.

At December 31, 2010, Nicor Enerchange, Nicor’s wholesale natural gas marketing business, held derivative contracts with the following net asset (liability) fair values (in millions):

		Maturity
Source of Fair Value	Total Fair Value	Less than 1 Year	1 to 3 Years

Prices actively quoted	$(8.3)	$(4.7)	$(3.6)
Prices correlated to external sources	28.2	18.9	9.3
Prices based on models and other valuation methods	(6.9)	(5.2)	(1.7)
Total	$13.0	$9.0	$4.0

Actively quoted prices are for those derivative instruments traded on the NYMEX.  Nicor Enerchange enters into over-the-counter derivative instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets.  Nicor Enerchange uses one or more significant unobservable inputs such as indicative broker prices.

Tropical Shipping’s objective is to substantially mitigate its exposure to higher fuel costs through fuel surcharges.

Credit risk.  The company has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies.  Additionally, the gas distribution business offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.  This risk has been substantially mitigated by the bad debt rider approved by the ICC on February 2, 2010.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, acquires credit insurance in certain instances, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past three years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  At December 31, 2010, if market rates were to hypothetically increase by 10 percent from Nicor’s weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor’s earnings to decrease by less than $0.1 million in 2010.  Nicor holds forward-starting interest rate swaps maturing in 2012 with a notional totaling $90 million.  These swaps had a net liability fair value of $2.2 million at December 31, 2010.  The fair value of these derivatives is determined based on prices that correlate to external sources.  Gains and losses on the interest rate swaps are deferred in accumulated other comprehensive income until settlement and then amortized to interest expense over the life of the related debt.  For further information about debt securities, interest rates and fair values, see Item 8 – Notes to the Consolidated Financial Statements – Note 6 – Short-Term and Long-Term Debt and Note 7 – Fair Value Measurements.

Nicor Inc.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nicor Inc.

We have audited the accompanying consolidated balance sheets of Nicor Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2011

Nicor Inc.
Consolidated Statements of Income
(millions, except per share data)

	Year ended December 31
	2010	2009	2008
Operating revenues
Gas distribution (includes revenue taxes of $148.1, $150.3 and $174.0, respectively)	$2,204.4	$2,140.8	$3,206.9
Shipping	345.0	352.6	425.2
Other energy ventures	218.4	239.0	230.3
Corporate and eliminations	(58.0)	(80.3)	(85.8)
Total operating revenues	2,709.8	2,652.1	3,776.6

Operating expenses
Gas distribution
Cost of gas	1,364.1	1,345.7	2,427.8
Operating and maintenance	300.0	300.4	294.6
Depreciation	183.6	177.4	170.9
Taxes, other than income taxes	164.6	167.6	189.4
Other	(2.6)	-	(.2)
Shipping	330.6	323.4	385.9
Other energy ventures	184.0	193.5	205.0
Other corporate expenses and eliminations	(50.2)	(76.2)	(81.8)
Total operating expenses	2,474.1	2,431.8	3,591.6

Operating income	235.7	220.3	185.0
Interest expense, net of amounts capitalized	38.1	38.7	40.1
Equity investment income, net	8.2	15.8	9.4
Interest income	1.1	2.3	8.8
Other income, net	1.2	.9	.7

Income before income taxes	208.1	200.6	163.8
Income tax expense, net of benefits	69.7	65.1	44.3

Net income	$138.4	$135.5	$119.5

Average shares of common stock outstanding
Basic	45.7	45.4	45.3
Diluted	45.7	45.5	45.4

Earnings per average share of common stock
Basic	$3.02	$2.99	$2.64
Diluted	3.02	2.98	2.63

The accompanying notes are an integral part of these statements.

Nicor Inc.
Consolidated Statements of Cash Flows
(millions)
	Year ended December 31
	2010	2009	2008
Operating activities
Net income	$138.4	$135.5	$119.5
Adjustments to reconcile net income to net cash flow provided from (used for) operating activities:
Depreciation	202.7	195.8	189.8
Deferred income tax expense (benefit)	3.7	4.9	(3.4)
Gain on sale of equity investment	-	(10.1)	-
Changes in assets and liabilities:
Receivables, less allowances	19.7	198.3	(47.3)
Gas in storage	(26.7)	71.3	(54.5)
Deferred/accrued gas costs	21.4	24.7	(104.1)
Derivative instruments	(12.2)	(85.2)	133.3
Margin accounts - derivative instruments	.9	103.7	(134.9)
Pension benefits	(15.1)	(21.5)	179.1
Regulatory postretirement asset	1.6	39.6	(186.3)
Other assets	18.1	16.0	(64.3)
Accounts payable	(22.5)	(57.4)	(16.9)
Customer credit balances and deposits	(31.1)	(45.6)	(47.2)
Health care and other postretirement benefits	31.3	3.5	12.2
Other liabilities	23.9	(9.1)	(.9)
Other items	.7	6.4	(1.5)
Net cash flow provided from (used for) operating activities	354.8	570.8	(27.4)

Investing activities
Additions to property, plant and equipment	(226.8)	(220.3)	(249.9)
Net (increase) decrease in other short-term investments	7.0	(11.4)	(20.4)
Proceeds from sale of equity investment	.9	13.0	-
Other investing activities	(10.3)	7.2	5.0
Net cash flow used for investing activities	(229.2)	(211.5)	(265.3)

Financing activities
Proceeds from issuing long-term debt	-	50.0	75.0
Disbursements to retire long-term obligations	-	(50.5)	(75.0)
Net issuances (repayments) of commercial paper	(69.0)	(245.9)	370.9
Dividends paid	(85.1)	(84.8)	(84.4)
Other financing activities	4.3	1.6	(10.6)
Net cash flow provided from (used for) financing activities	(149.8)	(329.6)	275.9

Net increase (decrease) in cash and cash equivalents	(24.2)	29.7	(16.8)

Cash and cash equivalents, beginning of year	55.7	26.0	42.8

Cash and cash equivalents, end of year	$31.5	$55.7	$26.0

Supplemental information
Income taxes paid, net	$56.1	$46.8	$71.2
Interest paid, net of amounts capitalized	30.1	30.8	50.2

The accompanying notes are an integral part of these statements.

Nicor Inc.
Consolidated Balance Sheets
(millions)

ASSETS
	December 31
	2010	2009
Current assets
Cash and cash equivalents	$31.5	$55.7
Short-term investments	70.6	78.0
Receivables, less allowances of $27.6 and $33.0, respectively	472.4	492.1
Gas in storage	163.9	137.2
Derivative instruments	49.1	30.9
Margin accounts - derivative instruments	50.9	46.1
Other	115.2	163.3
Total current assets	953.6	1,003.3

Property, plant and equipment, at cost
Gas distribution	4,733.6	4,598.2
Shipping	333.6	330.0
Other	60.5	32.8
Property, plant and equipment, at cost	5,127.7	4,961.0
Less accumulated depreciation	2,104.9	2,021.9
Total property, plant and equipment, net	3,022.8	2,939.1

Long-term investments	134.2	128.8
Other assets	385.9	364.5

Total assets	$4,496.5	$4,435.7

The accompanying notes are an integral part of these statements.

Nicor Inc.
Consolidated Balance Sheets
(millions, except share data)

LIABILITIES AND CAPITALIZATION

	December 31
	2010	2009
Current liabilities
Short-term debt	$425.0	$494.0
Accounts payable	335.5	353.9
Customer credit balances and deposits	110.6	141.7
Derivative instruments	82.9	72.3
Other	120.3	106.2
Total current liabilities	1,074.3	1,168.1

Deferred credits and other liabilities
Regulatory asset retirement liability	843.9	796.8
Deferred income taxes	423.4	409.9
Health care and other postretirement benefits	229.7	199.7
Asset retirement obligation	190.9	191.6
Other	132.0	133.6
Total deferred credits and other liabilities	1,819.9	1,731.6

Commitments and contingencies

Capitalization
Long-term obligations	498.4	498.3
Common equity
Common stock, $2.50 par value per share, (45,546,759 and 45,245,409 shares outstanding, respectively)	113.9	113.1
Paid-in capital	69.1	54.6
Retained earnings	934.1	881.0
Accumulated other comprehensive loss	(13.2)	(11.0)
Total common equity	1,103.9	1,037.7

Total capitalization	1,602.3	1,536.0

Total liabilities and capitalization	$4,496.5	$4,435.7

The accompanying notes are an integral part of these statements.

Nicor Inc.
Consolidated Statements of Common Equity
(millions, except per share data)
	Year ended December 31
	2010	2009	2008
Common stock
Balance at beginning of year	$113.1	$113.0	$112.8
Issued and converted stock, net of cancellations	.8	.1	.2
Balance at end of year	113.9	113.1	113.0

Paid-in capital
Balance at beginning of year	54.6	49.5	44.8
Issued and converted stock	15.2	5.3	5.0
Reacquired and cancelled stock	(.7)	(.2)	(.3)
Balance at end of year	69.1	54.6	49.5

Retained earnings
Balance at beginning of year	881.0	830.3	795.5
Net income	138.4	135.5	119.5
Dividends on common stock ($1.86 per share for 2010 to 2008)	(85.3)	(84.8)	(84.5)
Other	-	-	(.2)
Balance at end of year	934.1	881.0	830.3

Accumulated other comprehensive loss
Balance at beginning of year	(11.0)	(19.7)	(7.9)
Other comprehensive income (loss)	(2.2)	8.7	(11.8)
Balance at end of year	(13.2)	(11.0)	(19.7)

Total common equity	$1,103.9	$1,037.7	$973.1

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2010	2009	2008

Net income	$138.4	$135.5	$119.5
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of $(2.8), $(2.8) and $(2.4), respectively)	(4.5)	(4.3)	(3.6)
Reclassifications of hedge (gains) losses to net income (net of income tax of $1.7, $7.9 and $(1.4), respectively)	2.6	12.0	(2.1)
Postretirement gains (losses) (net of income tax of $0.1, $0.9 and $(3.9), respectively)	-	1.2	(6.0)
Foreign currency translation adjustment	(.3)	(.2)	(.1)
Other comprehensive income (loss), net of tax	(2.2)	8.7	(11.8)

Comprehensive income	$136.2	$144.2	$107.7

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

Certain terms used herein are defined in the glossary on pages ii and iii.

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, a copy of which was filed with the SEC.  In accordance with the Merger Agreement, each share of Nicor stock, other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), outstanding at the Effective Time (as defined in the Merger Agreement) will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, the SEC’s clearance of a registration statement registering AGL Resources common stock, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and regulatory approval by the ICC.

The Merger Agreement provides certain termination rights for both Nicor and AGL Resources, and provides for the payment of fees and expenses upon the termination of the Merger Agreement under certain circumstances. Nicor currently anticipates the merger will be completed in the second half of 2011.  Although the company believes that Nicor and AGL Resources will receive the required authorizations, approvals and consents to complete the proposed merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to the ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Nicor and AGL Resources.

For additional information concerning the proposed merger, please see Nicor’s Form 8-K filed with the SEC on December 7, 2010 and the Form S-4 registration statement filed with the SEC by AGL Resources on February 4, 2011.

For the year ended December 31, 2010, the company has incurred and expensed $4.6 million of merger-related costs.  No other adjustments have been made to the financial statements as a result of the proposed merger.

2.	ACCOUNTING POLICIES

Consolidation.  The consolidated financial statements include the accounts of Nicor and all majority-owned subsidiaries.  Nicor’s key subsidiaries are described in Note 14 – Business Segment and Geographic Information.  All significant intercompany balances and transactions have been eliminated.

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

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2010	2009
Regulatory assets - current
Regulatory postretirement asset	$21.1	$20.6
Deferred gas costs	6.5	24.9
Other	7.4	5.4
Regulatory assets - noncurrent
Regulatory postretirement asset	193.3	195.4
Deferred gas costs	1.4	4.4
Deferred environmental costs	25.0	18.1
Unamortized losses on reacquired debt	13.1	14.2
Other	9.6	8.9
	$277.4	$291.9

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$14.5
Bad debt rider	16.4	-
Other	7.7	2.7
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	843.9	796.8
Regulatory income tax liability	18.2	39.1
Bad debt rider	11.7	-
Other	.9	.8
	$916.0	$853.9

All items listed above are classified in Other on the Consolidated Balance Sheets, with the exception of the noncurrent portion of the Regulatory asset retirement liability, which is stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  The regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 9 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs, certain environmental costs and energy efficiency costs charged to its customers.  However, there is no interest associated with the under or overcollections of bad debt expense.

Investments.  The company’s investments in marketable securities are categorized at the date of acquisition as trading, held-to-maturity, or available-for-sale.  Trading securities, which include money market funds, are carried at fair value and are classified as current assets unless held to satisfy a long-term obligation.  The company classifies money market funds held by its non-U.S. subsidiaries as short-term investments and all others are classified as cash equivalents.  Debt securities are categorized as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are included in either short-term or long-term investments based upon their contractual maturity date.  The company carries held-to-maturity securities at amortized cost, which approximates fair value.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income.  Available-for-sale securities are classified as noncurrent assets unless the intent is to sell the security within 12 months.  The specific identification method is used to determine realized gains or losses on the sale of marketable securities.

Investments in equity securities that do not have a readily determinable fair value and do not qualify for the equity method are carried at cost.

Equity method investments.  The company invests in partnerships and limited liability companies that are accounted for under the equity method.  Related investment balances classified as long-term investments at December 31, 2010 and 2009 were $93.8 million and $99.6 million, respectively, and include $76.0 million and $84.8 million, respectively, related to Triton.

Goodwill and other intangible assets.  Goodwill is the excess cost of an acquired business over the fair value of assets acquired and liabilities assumed in a business combination.  Tropical Shipping had goodwill of $22.5 million and $20.9 million at December 31, 2010 and 2009, respectively.  The increase in goodwill from 2009 to 2010 is due primarily to the acquisition of the assets of V.I. Cargo Services, Inc., a provider of less-than-container load and full container load consolidation services from the United States to the island of St. Croix (in the U.S. Virgin Islands).  Nicor Services had goodwill of $4.0 million at both December 31, 2010 and 2009.  Goodwill is tested for impairment annually.  Intangible assets other than goodwill with definite lives are amortized over their useful lives and totaled $5.1 million and $2.6 million, net of accumulated amortization, at December 31, 2010 and 2009, respectively.  These intangible assets consisted primarily of customer and agency relationships at Tropical Shipping.  At December 31, 2010, intangible assets also included rights that were obtained by Central Valley related to the storage facility development.  Goodwill and other intangible assets are classified in noncurrent other assets on the Consolidated Balance Sheets.

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

Derivative instruments.  Cash flows from derivative instruments are recognized in the Consolidated Statements of Cash Flows, and gains and losses are recognized in the Consolidated Statements of Income, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Consolidated Statements of Income, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

Nicor Gas.  Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value and are not designated as hedges.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

Nicor Gas enters into swap agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in the current period as operating and maintenance expense.

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

Other derivative instruments are used by Nicor Enerchange to hedge price risks related to the activities of affiliates.  Derivatives are held related to certain utility-bill management products sold to retail customers.  These derivative instruments are carried at fair value and cash flow hedge accounting may or may not be elected.  Other derivative instruments are held for the purpose of hedging the commodity price risk associated with the forecasted purchase of base gas that will be injected as part of the development of the natural gas storage facility by Central Valley.  Such derivative instruments are carried at fair value and cash flow hedge accounting has been elected on a consolidated basis.  The base gas is a component of the storage facility’s construction costs.  Therefore, amounts recorded in accumulated other comprehensive income related to these derivative instruments will not be reclassified to earnings until the storage facility is retired and the base gas is sold.

Nicor. Forward-starting interest rate swaps are utilized to hedge the interest payments associated with long-term debt.  These derivative instruments are carried at fair value and cash flow hedge accounting is elected.  The effective portion of any changes in the fair value of the derivatives is deferred in accumulated other comprehensive income.  Upon settlement, the deferred amount is amortized to interest expense over the life of the debt.

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

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

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

Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $144.8 million and $141.0 million at December 31, 2010 and 2009, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2010, 2009 and 2008 were $145.9 million, $148.1 million and $171.1 million, respectively.

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

Income taxes.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  In the gas distribution business, investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate are amortized to income as the temporary difference reverses.

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

3.	INVESTMENTS

The company’s investments in debt and equity securities at December 31 are as follows (in millions):

	2010	2009

Money market funds	$82.9	$121.1
Corporate bonds	6.8	1.3
Other investments	8.5	4.8
	$98.2	$127.2

Investments in debt and equity securities are classified on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2010	2009

Cash equivalents	$12.6	$43.8
Short-term investments	70.6	78.0
Long-term investments	15.0	5.4
	$98.2	$127.2

Investments categorized as trading (including money market funds) totaled $85.0 million and $122.7 million at December 31, 2010 and 2009, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at December 31, 2010 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	5-10 Years	Total

$.2	$7.7	$.9	$8.8

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.0 million and $3.1 million at December 31, 2010 and 2009, respectively.  In addition, the company holds a $2.4 million investment in a port facility development venture carried at cost.

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

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2010	2009

Beginning of period	$192.2	$187.2
Liabilities incurred during the period	2.1	2.1
Liabilities settled during the period	(4.1)	(6.3)
Accretion	11.0	10.8
Revision in estimated cash flows	(9.8)	(1.6)
End of period	$191.4	$192.2

Substantially all of the ARO is classified as a noncurrent liability.

5.	GAS IN STORAGE

Gas in storage at December 31 included natural gas inventory of the following subsidiaries (in millions):

	2010	2009

Nicor Gas	$119.2	$104.7
Nicor Enerchange	44.7	32.5
	$163.9	$137.2

Nicor Gas’ inventory is carried at cost on a LIFO basis.  Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market.

Based on the average cost of gas purchased in December 2010 and 2009, the estimated replacement cost of Nicor Gas’ inventory at December 31, 2010 and 2009 exceeded the LIFO cost by $226.8 million and $288.5 million, respectively.

During 2009, Nicor Gas liquidated 8.8 Bcf of its LIFO-based inventory at an average cost per Mcf of $7.83.  For gas purchased in 2009, the company’s average cost per Mcf was $3.89 lower than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2009 by $34.3 million.

There was no liquidation of LIFO layers during 2010 or 2008.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidation in 2009 had no impact on net income.

Nicor Enerchange recorded charges of $7.4 million, $2.8 million and $8.3 million in 2010, 2009 and 2008, respectively, resulting from lower of cost or market valuations.

6.	SHORT-TERM AND LONG-TERM DEBT

The following table presents the long-term debt of Nicor Gas at December 31, which is classified as long-term obligations on the Consolidated Balance Sheets (in millions):

	2010	2009
First Mortgage Bonds
6.625% Series due 2011	$75.0	$75.0
7.20% Series due 2016	50.0	50.0
4.70% Series due 2019	50.0	50.0
5.80% Series due 2023	50.0	50.0
6.58% Series due 2028	50.0	50.0
5.90% Series due 2032	50.0	50.0
5.90% Series due 2033	50.0	50.0
5.85% Series due 2036	50.0	50.0
6.25% Series due 2038	75.0	75.0
	500.0	500.0
Less: Unamortized debt discount, net of premium	1.6	1.8
Total long-term debt	$498.4	$498.2

In February 2011, Nicor Gas issued $75 million First Mortgage Bonds at 2.86 percent, due in 2016 through a private placement and utilized the proceeds to retire the $75 million 6.625 percent First Mortgage Bond series which matured in February 2011.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.

In determining that the bonds issued in 2011 and 2009 qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In April 2010, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2011 to replace the $550 million, 364-day revolving credit facility, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $425 million and $494 million of commercial paper outstanding with a weighted-average interest rate of 0.2 percent and 0.1 percent at December 31, 2010 and 2009, respectively.

In 2010, Nicor entered into forward-starting interest rate swaps with a notional totaling $90 million.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $38.2 million, $38.8 million and $40.3 million in 2010, 2009 and 2008, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2010, 2009 and 2008 was immaterial.

Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.  Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.  Similarly, the balance of cash advances to Nicor Gas from an affiliate may not exceed the unused balance of funds actually available to Nicor Gas under its existing credit agreements or commercial paper facilities with unaffiliated third parties.  Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

7.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010
Assets
Money market funds	$82.9	$-	$-	$82.9
Commodity derivatives	21.3	35.7	9.3	66.3
Interest rate derivative	-	1.0	-	1.0
	$104.2	$36.7	$9.3	$150.2
Liabilities
Commodity derivatives	$55.4	$31.3	$12.3	$99.0
Interest rate derivative	-	3.2	-	3.2
	$55.4	$34.5	$12.3	$102.2

December 31, 2009
Assets
Money market funds	$121.1	$-	$-	$121.1
Commodity derivatives	14.6	16.8	8.8	40.2
	$135.7	$16.8	$8.8	$161.3
Liabilities
Commodity derivatives	$54.2	$29.3	$3.8	$87.3

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances for the periods ended December 31 (in millions):

	2010	2009

Beginning of period	$5.0	$1.6
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(.6)	(3.5)
Included in net income	(1.5)	15.2
Settlements, net of purchases and issuances	5.7	(2.0)
Transfers into Level 3	(9.8)	5.4
Transfers out of Level 3	(1.8)	(11.7)
End of period	$(3.0)	$5.0

Net unrealized gains (losses) included in net income above relating to derivatives still held at December 31	$(2.3)	$5.0

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments at December 31 (in millions):

	2010	2009
Assets
Margin accounts - derivative instruments	$50.9	$46.1
Other - noncurrent	8.1	13.8

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2010 and 2009 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $554 million and $543 million at December 31, 2010 and 2009, respectively.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Consolidated Balance Sheets.  Derivative assets and liabilities at December 31 are classified as shown in the table below (in millions):

	2010	2009
Derivatives designated as hedging instruments
Assets
Derivative instruments	$.4	$.3
Other - noncurrent	1.0	-
	$1.4	$.3

Liabilities
Derivative instruments	$2.2	$1.0
Other - noncurrent	3.2	-
	$5.4	$1.0

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$48.7	$30.6
Other - noncurrent	17.2	9.3
	$65.9	$39.9

Liabilities
Derivative instruments	$80.7	$71.3
Other - noncurrent	16.1	15.0
	$96.8	$86.3

Volumes.  As of December 31, 2010 and 2009, Nicor Gas held outstanding derivative contracts of approximately 49 Bcf and 64 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 3.9 Bcf and 1.3 Bcf as of December 31, 2010 and 2009, respectively.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

As of December 31, 2010, Nicor held forward-starting interest rate swaps with a notional totaling $90 million. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

Consolidated Statements of Income - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Consolidated Statements of Income.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges used by Nicor, to hedge the interest payments attributable to long-term fixed-rate debt, will eventually be recorded within interest expense.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table for the year ended December 31 (in millions):

	2010	2009
Pretax loss recognized in other comprehensive income	$7.3	$7.1

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table for the year ended December 31 (in millions):

Location	2010	2009
Operating revenues	$2.2	$11.3
Operating and maintenance	1.9	8.4
	$4.1	$19.7

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the years ended December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at December 31, 2010 and 2009 was $2.0 million ($1.2 million after taxes) and $0.9 million ($0.5 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swaps entered into in 2010 will be amortized to interest expense upon the issuance of long-term fixed rate debt.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at December 31, 2010 was $2.2 million ($1.3 million after taxes).

Consolidated Statements of Income - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net losses recognized in income are summarized in the table below for the year ended December 31 (in millions):

Location	2010	2009
Operating revenues	$.8	$17.1
Operating and maintenance	1.0	1.9
	$1.8	$19.0

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the years ended December 31, 2010 and 2009 were $112.0 million and $166.1 million, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of December 31, 2010 and 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $12 million and $20 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $11 million and $19 million at December 31, 2010 and 2009, respectively.

9.	INCOME TAXES

The components of income tax expense are presented below (in millions):

	2010	2009	2008
Current
Federal	$57.1	$52.1	$42.1
State	9.3	8.6	6.5
	66.4	60.7	48.6
Deferred
Federal	7.7	2.9	(1.7)
State	(4.0)	2.0	(1.7)
	3.7	4.9	(3.4)

Amortization of investment tax credits, net	(.9)	(.8)	(1.4)
Foreign taxes	.5	.3	.5
Income tax expense	$69.7	$65.1	$44.3

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2010	2009
Deferred tax liabilities
Property, plant and equipment	$352.3	$327.5
Investment in partnerships	66.5	85.0
Other	33.9	38.0
	452.7	450.5
Deferred tax assets
Other	56.8	78.0
Net deferred tax liability	$395.9	$372.5

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.0	3.7	2.2
Tax credits	(1.5)	(1.5)	(2.8)
Amortization of regulatory income tax liability	(.9)	(.6)	(.9)
Undistributed foreign earnings	(1.2)	(3.4)	(5.3)
Other	.1	(.8)	(1.2)
Effective combined federal and state income tax rate	33.5%	32.4%	27.0%

The higher effective income tax rate in 2010 compared to 2009 is due primarily to lower untaxed foreign shipping earnings and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies (included in Other in the table above), partially offset by favorable tax reserve adjustments.  The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income), as well as a decrease in untaxed foreign shipping earnings and the absence of the 2008 tax reserve adjustments.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.

A reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits is as follows (in millions):

	2010	2009	2008

Balance at January 1	$9.6	$10.8	$5.7
Additions based on tax positions related to the current year	1.7	1.7	.9
Reductions based on tax positions related to the current year	(.6)	-	-
Additions for tax positions of prior years	-	.3	7.8
Reductions for tax positions of prior years	(2.2)	(.1)	(4.0)
Reduction based on lapse of statute of limitations	(2.6)	-	-
Settlements	(3.0)	(3.1)	.4
Balance at December 31	$2.9	$9.6	$10.8

At December 31, 2010, 2009 and 2008, there were $1.9 million, $4.6 million and $2.5 million, respectively, of unrecognized tax benefits that if recognized, would affect the company’s annual effective tax rate.

If settlements vary from these estimated amounts recognized for unrecognized tax benefits, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company believes that it is reasonably possible that a change to its liability for unrecognized tax benefits could occur within 12 months, potentially decreasing its unrecognized tax benefit by approximately $3 million.

The company recognized net interest expense (income) on tax matters of approximately $(1) million, $1 million and $(3) million in 2010, 2009 and 2008, respectively.  The company had approximately $2 million of interest receivable at December 31, 2010 compared with $5 million of interest receivable as of December 31, 2009.  The decrease in interest receivable in 2010 when compared to the prior year is due primarily to the receipt of interest in the second quarter of 2010 related to a federal income tax settlement.  Amounts recognized in operating expense related to penalties were insignificant.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.7 million annually for periods subsequent to the enactment date.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are expected to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the years ended December 31, 2010, 2009 and 2008, income tax expense has not been provided on approximately $5 million, $19 million and $23 million, respectively, of foreign company shipping earnings.

At December 31, 2010, Nicor has approximately $12 million of deferred income tax liabilities related to approximately $34 million of cumulative undistributed earnings of its foreign subsidiaries.  Nicor has not recorded deferred income taxes of approximately $59 million on approximately $170 million of cumulative undistributed foreign earnings.

The balance of unamortized investment tax credits at December 31, 2010 and 2009 was $24.3 million and $25.2 million, respectively.

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

The following table summarizes the changes in the funded status of the plans and the related assets (liabilities) recognized in the Consolidated Balance Sheets as of December 31 (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$305.6	$270.2	$211.2	$207.7
Service cost	9.8	8.6	2.3	2.2
Interest cost	16.0	16.5	11.8	12.1
Actuarial loss (gain)	4.4	22.3	26.8	(2.1)
Participant contributions	-	-	.9	1.2
Medicare Part D reimbursements	-	-	1.6	1.1
Benefits paid	(18.4)	(12.0)	(12.1)	(12.8)
Other	-	-	-	1.8
Benefit obligation at end of period	317.4	305.6	242.5	211.2

Change in plan assets
Fair value of plan assets at beginning of period	363.5	306.6	-	-
Actual return on plan assets	45.3	68.9	-	-
Employer contributions	-	-	11.2	11.6
Participant contributions	-	-	.9	1.2
Benefits paid	(18.4)	(12.0)	(12.1)	(12.8)
Fair value of plan assets at end of period	390.4	363.5	-	-
Funded status	$73.0	$57.9	$(242.5)	$(211.2)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$73.0	$57.9	$-	$-
Current liabilities	-	-	(12.8)	(11.5)
Noncurrent liabilities	-	-	(229.7)	(199.7)
Total recognized	$73.0	$57.9	$(242.5)	$(211.2)

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

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2009	$181.6	$73.4	$9.6	$3.9	$191.2	$77.3
Current year actuarial gain	(20.3)	(.3)	(1.1)	-	(21.4)	(.3)
Amortization of actuarial loss	(14.5)	(4.3)	(.8)	(.3)	(15.3)	(4.6)
Amortization of prior service (cost) benefit	(.4)	.1	-	-	(.4)	.1
December 31, 2009	146.4	68.9	7.7	3.6	154.1	72.5

Current year actuarial (gain) loss	(11.2)	25.4	(.6)	1.3	(11.8)	26.7
Amortization of actuarial loss	(11.3)	(3.9)	(.6)	(.2)	(11.9)	(4.1)
Amortization of prior service cost	(.4)	(.1)	-	-	(.4)	(.1)
December 31, 2010	$123.5	$90.3	$6.5	$4.7	$130.0	$95.0

The balances as of December 31 relate primarily to unrecognized net actuarial losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2010 that are expected to be amortized to net benefit cost in 2011 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$9.2	$5.7	$.5	$.3	$9.7	$6.0
Net prior service cost	.4	.1	-	-	.4	.1
	$9.6	$5.8	$.5	$.3	$10.1	$6.1

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $279.8 million and $269.1 million at December 31, 2010 and 2009, respectively.

About one-fourth of the net benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2010	2009	2008	2010	2009	2008

Service cost	$9.8	$8.6	$8.6	$2.3	$2.2	$2.2
Interest cost	16.0	16.5	15.9	11.8	12.1	12.0
Expected return on plan assets	(29.1)	(25.2)	(39.9)	-	-	-
Recognized net actuarial loss	11.9	15.3	-	4.1	4.6	4.6
Amortization of prior service cost	.4	.4	.3	.1	(.1)	(.1)
Net benefit cost (credit)	$9.0	$15.6	$(15.1)	$18.3	$18.8	$18.7

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009

Discount rate	5.40%	5.45%	5.20%	5.75%
Rate of compensation increase	3.75	3.75	3.75	3.75
Pension band increase	2.00	2.00	-	-

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

Assumptions used to determine net benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.45%	6.35%	6.25%	5.75%	6.00%	6.25%
Expected return on assets	8.25	8.50	8.50	-	-	-
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75
Pension band increase	2.00	3.00	3.00	-	-	-

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category, asset allocations and the effects of active plan management.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net benefit cost.

Other assumptions used to determine the health care benefit obligation were as follows:

	2010	2009
Initial health care cost trend rate	8.0%	8.0%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Years to reach ultimate rate	6	6

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2010	2009	2008
Initial health care cost trend rate	8.0%	8.5%	9.0%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%
Years to reach ultimate rate	6	7	6

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Health care cost trend rate	1.0%	$1.0	$20.7
	(1.0%)	(.9)	(17.6)

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

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

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

The following table sets forth the company’s current asset allocation target and actual percentage of plan assets by major asset category as of December 31:

	Target	Percentage of plan assets
Asset category	allocation	2010	2009

Equity securities	60%	62%	61%
Fixed income securities	40	38	39
	100%	100%	100%

Equity securities are comprised of collective trusts which invest in domestic and international equity investments.  Domestic equity securities are diversified across the small, mid and large cap asset classes.  International equity securities are diversified across countries and capitalization size in order to maintain a broad market representation of non-U.S. markets.

Fixed income securities are diversified across a broad range of investment grade corporate bonds and other fixed income securities.  Other fixed income securities are primarily comprised of government issued bonds and cash and cash equivalents.  The fixed income portfolio is targeted to maintain an average credit quality rating of at least single-A and a weighted duration that approximates the duration of the expected benefit obligations.

The table below categorizes the fair value of pension plan assets (in millions) based upon the valuation inputs described in Note 7 – Fair Value Measurements.  There were no fair values determined using unobservable inputs (Level 3) at December 31, 2010 and 2009.

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
December 31, 2010
Equity securities
Domestic	$-	$162.1	$162.1
International	-	79.5	79.5
Fixed income securities
Debt securities	-	121.7	121.7
Other	3.2	23.9	27.1
	$3.2	$387.2	$390.4

December 31, 2009
Equity securities
Domestic	$-	$149.6	$149.6
International	-	72.9	72.9
Fixed income securities
Debt securities	-	110.7	110.7
Other	6.1	24.2	30.3
	$6.1	$357.4	$363.5

The company does not expect to contribute to its pension plan in 2011 but does expect to contribute about $14.3 million (before Medicare subsidies) to its other postretirement benefit plan in 2011.  The following table sets forth the gross benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2011	$27.4	$14.3	$(1.6)
2012	25.3	15.1	(1.7)
2013	25.3	16.0	(1.8)
2014	28.5	16.7	(1.9)
2015	29.7	17.5	(2.0)
2016-2020	180.2	98.1	(10.7)

Nicor also has a separate unfunded supplemental retirement plan and provides unfunded postretirement health care and life insurance benefits to employees of discontinued businesses.  These plans are noncontributory with defined benefits.  Net plan expenses were $0.8 million, $0.3 million and $0.3 million in 2010, 2009 and 2008, respectively.  The projected benefit obligation associated with these plans was $5.5 million and $5.2 million at December 31, 2010 and 2009, respectively.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $8.2 million, $7.8 million and $7.6 million in 2010, 2009 and 2008, respectively.

11.	STOCK-BASED COMPENSATION

Nicor has a long-term incentive compensation plan that permits the granting of restricted stock units and  performance units to key executives and managerial employees, as well as a stock deferral plan, an employee stock purchase plan and directors’ stock-based compensation plans.

At December 31, 2010, there was $3.5 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of approximately two years.  The company recognized compensation cost and related tax effects for all share-based compensation arrangements for the years ended December 31 as follows (in millions):

	2010	2009	2008

Operating and maintenance expense	$8.6	$5.2	$2.9
Income tax benefits	3.4	2.1	1.2

Cash flows related to stock options for the years ended December 31 were as follows (in millions):

	2010	2009	2008

Proceeds from the exercise of stock options	$9.8	$.3	$1.7
Associated income tax benefits realized	.8	-	.1

The difference between the proceeds from the exercise of stock options and the par value of the stock is recorded within Paid-in capital on the Consolidated Balance Sheets.

Restricted stock units.  Restricted stock units represent shares of common stock that generally vest based on continued employment at the end of a four-year period.  Vesting can be accelerated due to certain events such as retirement eligibility, change in control, death or disability.  The fair value of restricted stock units is determined using the company’s closing stock price on the grant date.  Compensation cost, measured using the grant date fair value adjusted for a historical forfeiture rate, is recognized over the requisite service period.

A summary of the status of the company’s restricted stock units and changes during the year ended December 31, 2010 is as follows:

		Weighted-
	Number	average grant-
	of shares	date fair value

Nonvested at January 1, 2010	205,195	$37.86
Granted	57,280	42.64
Vested	(115,680)	38.81
Forfeited	(3,620)	39.44
Nonvested at December 31, 2010	143,175	38.97

Performance units.  Performance units represent cash payments which are paid out based on a measure of relative total shareholder return.  Performance units are earned at the end of a three-year performance period depending on Nicor’s three-year total shareholder return relative to the performance of other companies in a predetermined utility industry peer group.  Units vest over approximately three years and can be accelerated due to certain events such as retirement, change in control, death or disability.  The liability for the performance units is adjusted to fair value each quarter-end, and compensation cost is ultimately measured as the settlement date fair value (or cash payment).  Interim fair values are estimated by discounting probability-weighted expected cash flows.  The company paid $1.0 million, $1.0 million and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, to settle performance unit obligations.

Other.  Among the company’s other stock-based compensation plans are liability awards that are re-measured to fair value at the end of each period.  Such re-measurements can cause fluctuations in the amount of recognized compensation expense.  The company’s other stock-based compensation plans had an immaterial impact on net income for the years ended December 31, 2010, 2009 and 2008.

12.	COMMON EQUITY

Nicor had 160,000,000 shares of common stock authorized, of which 2,972,852 shares and 3,600,378 shares were reserved for share-based awards and other purposes at December 31, 2010 and 2009, respectively.

Changes in common shares.  Changes in common shares outstanding are below (in millions):

	2010	2009	2008

Beginning of year	45.2	45.2	45.1
Issued	.3	-	.1
End of year	45.5	45.2	45.2

Shares issued during 2010 and 2008 were due primarily to stock option exercises.  There were no repurchases of common stock in 2010, 2009 and 2008 under the common stock repurchase program announced in 2001.

Dividend restrictions.  Pursuant to the Merger Agreement, Nicor is restricted from paying a dividend in excess of $0.465 per share in any quarter.  Other than the Merger Agreement, Nicor has no contractual or regulatory restrictions on the payment of dividends.  Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates.  Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance.

Accumulated other comprehensive loss.  Accumulated other comprehensive loss is comprised of the following at December 31 (in millions):

	2010	2009

Cash flow hedges	$5.9	$4.0
Postretirement benefit plans	6.5	6.5
Foreign currency translation adjustment	.8	.5
	$13.2	$11.0

13.	PREFERRED STOCK

Voting.  Each share of preferred stock, regardless of class, entitles the holder to one vote as to matters considered at the company’s annual meeting of shareholders.

Preferred stock.  Nicor had 1,600,000 cumulative, $50 par value, preferred shares and 20,000,000 cumulative, no par value, preference shares authorized at December 31, 2010.  In 2010 and 2009, Nicor redeemed 1,431 shares and 10,150 shares, respectively, of the 4.48 percent Mandatorily Redeemable Preferred Stock, $50 par value, at an average redemption price of $51.06 and $46.43 per share, respectively, plus accrued unpaid dividends.  As a result, there were no shares of the 4.48 percent Mandatorily Redeemable Preferred Stock outstanding at December 31, 2010.

In January 2011, Nicor redeemed 247 shares of the 5.00 percent Convertible Preferred Stock, $50 par value, at an average redemption price of $50.13 per share.  Nicor had no shares of preferred stock outstanding following such redemption.

14.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Nicor is a holding company that operates in three separately managed reportable business segments: gas distribution, shipping and wholesale marketing.  The gas distribution segment, Nicor’s principal business, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region.  The shipping segment also includes amounts related to cargo insurance coverage sold to its customers and other third parties.  The wholesale marketing segment engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the northern Illinois market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchases of natural gas supplies.

Nicor’s other businesses operate primarily in northern Illinois and include businesses that market retail energy-related products and services to residential and small business customers through Nicor Services, Nicor Solutions and Nicor Advanced Energy.  They also include a 50-percent-owned natural gas pipeline (Horizon Pipeline) with Natural Gas Pipeline Company of America, natural gas storage facility developments (Central Valley and Sawgrass Storage), and a previously owned engineering and consulting firm (EN Engineering), which was sold on March 31, 2009.  Financial information about these other business segments is combined under the heading “Other” on the table that follows.  Intersegment revenues on the table are presented prior to elimination.

Gas distribution revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2010	2009	2008

Bundled sales	$1,839.7	$1,766.5	$2,789.5
Transportation	163.4	169.7	187.1
Revenue taxes	148.1	150.3	174.0
Other	53.2	54.3	56.3
	$2,204.4	$2,140.8	$3,206.9

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

Operating income in the Corporate and eliminations column includes the following items:

•	Merger-related costs of $4.6 million in 2010.
•
Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to colder than normal weather in 2010, 2009 and 2008 were $1.3 million, $3.7 million and $6.2 million, respectively.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.

•
Legal cost recoveries of $3.1 million in 2008.  The total recovery (from a counterparty with whom Nicor previously did business during the PBR timeframe) was $5.0 million, of which $3.1 million was allocated to corporate and $1.9 million was allocated to the gas distribution segment (recorded as a reduction to operating and maintenance expense).

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data

			Other Energy Ventures		Corporate
	Gas		Wholesale		and
	distribution	Shipping	marketing	Other	eliminations	Consolidated

Operating revenues
2010
External customers	$2,163.4	$345.0	$24.1	$177.3	$-	$2,709.8
Intersegment	41.0	-	14.9	2.1	(58.0)	-
	2,204.4	345.0	39.0	179.4	(58.0)	2,709.8
2009
External customers	2,097.7	352.6	15.2	186.6	-	2,652.1
Intersegment	43.1	-	35.3	1.9	(80.3)	-
	2,140.8	352.6	50.5	188.5	(80.3)	2,652.1
2008
External customers	3,135.8	425.2	24.1	191.5	-	3,776.6
Intersegment	71.1	-	12.5	2.2	(85.8)	-
	3,206.9	425.2	36.6	193.7	(85.8)	3,776.6

Operating income (loss)
2010	$194.7	$14.4	$10.6	$23.8	$(7.8)	$235.7
2009	149.7	29.2	24.1	21.4	(4.1)	220.3
2008	124.4	39.3	5.8	19.5	(4.0)	185.0

Equity investment income (loss), net
2010	$-	$-	$-	$.9	$7.3	$8.2
2009	-	-	-	12.0	3.8	15.8
2008	(.1)	-	-	4.7	4.8	9.4

Interest income
2010	$.8	$.3	$.1	$.1	$(.2)	$1.1
2009	1.5	.5	-	.3	-	2.3
2008	5.5	1.8	.2	.9	.4	8.8

Interest expense, net of amounts capitalized
2010	$36.6	$-	$-	$.1	$1.4	$38.1
2009	36.9	-	.2	.2	1.4	38.7
2008	39.8	-	1.2	.1	(1.0)	40.1

Income tax expense (benefit), net
2010	$59.3	$4.0	$4.2	$9.8	$(7.6)	$69.7
2009	40.3	3.9	9.4	13.3	(1.8)	65.1
2008	31.0	6.2	1.9	9.7	(4.5)	44.3

Property, plant and equipment, net
2010	$2,854.5	$128.3	$1.3	$38.9	$(.2)	$3,022.8
2009	2,794.8	128.0	1.1	15.5	(.3)	2,939.1
2008	2,723.5	121.2	.5	13.7	(.3)	2,858.6

Capital expenditures
2010	$198.3	$15.0	$.6	$27.5	$-	$241.4
2009	203.2	21.9	.3	5.3	-	230.7
2008	229.4	16.3	.2	3.8	.2	249.9

Depreciation
2010	$183.6	$14.8	$.3	$4.1	$(.1)	$202.7
2009	177.4	14.5	.3	3.7	(.1)	195.8
2008	170.9	15.4	.2	3.4	(.1)	189.8

15.	EQUITY INVESTMENT INCOME, NET

Equity investment income, net included the following (in millions):

	2010	2009	2008

Triton	$7.8	$5.3	$6.4
Horizon Pipeline	1.5	1.5	1.5
EN Engineering	-	10.5	3.2
Other	(1.1)	(1.5)	(1.7)
	$8.2	$15.8	$9.4

On March 31, 2009, the company sold its 50-percent interest in EN Engineering.  The company’s share of the sale price was $16.0 million, with an additional $1.5 million which is contingent on EN Engineering’s 2010 performance and is due in 2011.  After closing costs and other adjustments, Nicor received cash of $13.0 million and recorded a gain on the sale of $10.1 million.

In 2010, 2009 and 2008, Nicor received dividends from equity investees of $18.5 million, $10.0 million and $16.0 million, respectively.

16.	RELATED PARTY TRANSACTIONS

Horizon Pipeline charged Nicor Gas $10.4 million, $10.3 million and $10.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008 for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its ownership in EN Engineering on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million and $7.2 million for engineering and corrosion services rendered for 2009 and 2008, respectively.  A majority of the work performed by EN Engineering was capital in nature, and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

17.	COMMITMENTS

At December 31, 2010, Nicor had purchase commitments with payments due as follows (in millions):

	Unconditional purchase obligations	Operating leases

2011	$45.6	$17.5
2012	6.3	10.1
2013	1.8	4.6
2014	1.5	3.0
2015	1.6	2.3
After 2015	1.6	11.5
	$58.4	$49.0

Unconditional purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases.  Operating leases are primarily for vessels, containers and equipment in the shipping business, office space and equipment in the gas distribution business and office space for the company’s other energy ventures.

Tropical Shipping has certain equipment operating leases which include escalation clauses for adjusting rent to reflect changes in price indices, various renewal options and options to purchase leased equipment.  Rental expense under operating leases was $25.7 million, $31.4 million and $41.7 million in 2010, 2009 and 2008, respectively.

The Merger Agreement contains termination rights for both Nicor and AGL Resources and provides that if Nicor terminates the Merger Agreement under specified circumstances, Nicor may be required to pay a termination fee of $67 million.

18.	REGULATORY PROCEEDINGS

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

19.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $2 million at December 31, 2010.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $10.6 million, $7.9 million and $7.1 million were incurred in 2010, 2009 and 2008, respectively.

Indemnities.  In certain instances, Nicor has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 20 – Contingencies – Manufactured Gas Plant Sites.  Nicor believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2010.

Litigation relating to proposed merger.  Nicor, its board of directors, AGL Resources and one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer have been named as defendants in five putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources. The first shareholder action was filed on December 7, 2010 in the Eighteenth Circuit Court of DuPage County, Illinois, County Department, Chancery Division (Joseph Pirolli v. Nicor Inc., et al.).  The other four actions were filed between December 10, 2010 and December 17, 2010 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (Maxine Phillips v. Nicor Inc., et al., filed December 10, 2010; Plumbers Local #65 Pension Fund v. Nicor Inc., et al., filed December 13, 2010; Gus Monahu v. Nicor Inc., et al., filed December 17, 2010; and Roberto R. Vela v. Russ M. Strobel, et al., filed December 17, 2010).

The shareholder actions variously allege, among other things, that the Nicor Board breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders); (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement; and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders.  The complaints also allege that AGL Resources, Nicor and the acquisition subsidiaries aided and abetted these alleged breaches of fiduciary duty. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from consummating the proposed merger and, in certain instances, damages.

On January 10, 2011, the four actions filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division were consolidated.  Nicor believes the claims asserted in each lawsuit to be without merit and intends to vigorously defend against them.  The final disposition of these shareholder litigation-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of December 31, 2010, Nicor Gas had remaining an estimated liability of $0.6 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2010, the company had recorded a liability in connection with these matters of $28.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

21.	QUARTERLY RESULTS (UNAUDITED)

Quarterly results may be impacted by the variability in the results of the gas distribution business due to seasonal and other factors.  Summarized quarterly financial data is presented below (in millions, except per share data).

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$1,192.9	$425.6	$352.5	$738.8
Operating income	96.0	43.4	30.4	65.9
Net income	60.5	24.2	13.6	40.1
Earnings per average share of common stock
Basic	1.33	.53	.30	.87
Diluted	1.33	.53	.30	.87

2009
Operating revenues	$1,110.8	$447.6	$325.6	$768.1
Operating income	59.9	39.5	29.8	91.1
Net income	43.8	22.9	13.6	55.2
Earnings per average share of common stock
Basic	.97	.50	.30	1.22
Diluted	.96	.50	.30	1.21

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the registrant’s management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the “Evaluation”).  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, at the reasonable assurance level, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the company’s disclosure controls and procedures, were effective.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.        Other Information

On February 17, 2011, Nicor’s Board of Directors approved for the Annual Meeting of Stockholders to take place on June 14, 2011.  Stockholder proposals must be received at Nicor’s General Office, attention Senior Vice President, General Counsel and Secretary, P.O. Box 3014, Naperville, Illinois 60566-7014 on or before March 15, 2011, and must otherwise comply with SEC requirements to be eligible for inclusion in the Proxy Statement and the Form of Proxy relating to the 2011 Annual Meeting of Stockholders.  In addition, written notice must have been received on or before January 20, 2011 in order for stockholder proposals or nominations to be presented at the 2011 Annual Meeting.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information on directors is contained under the Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

Information about the audit committee and the audit committee financial expert is contained under the Committees of the Board of Directors and Audit Committee Report sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

Information about executive officers is included in Part I of this Form 10-K, Executive Officers of the Registrant, and is incorporated herein by reference.  Executive officers of the company are elected annually by the Board of Directors.

In addition, security ownership information about executive officers is contained under the Section 16(a) Beneficial Ownership Reporting Compliance section in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

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

Information on the compensation committee is contained under the Committees of the Board of Directors and Compensation Committee Report sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

Information on executive compensation is contained under the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, Option Exercises and Stock Vested, Pension Benefits, Nonqualified Deferred Compensation, Other Potential Post-Employment Payments and Director Compensation sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on security ownership of certain beneficial owners and management is contained under the Security Ownership of Management and Beneficial Ownership of Common Stock sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	400,773	$38.39	1,901,026 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	400,733	$38.39	1,901,026

(1)
This number includes 302,248 shares issuable under the 1997 Long-Term Incentive Plan, as amended.  These shares can be used for awards under the Stock Deferral Plan, which allows eligible key executives and managerial employees to convert up to 50 percent of their cash awards from annual and long-term incentive plans into Nicor common stock, the receipt of which is deferred.  Also included are 323,433 shares issuable under the Nicor Employee Stock Purchase Plan.  The remaining 1,275,345 shares are issuable under the 2006 Long-Term Incentive Program.  These shares can be used for restricted stock, stock options and performance award units, including awards under the Stock Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions, and director independence is contained under the Transactions with Related Persons and Director Independence sections in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information on principal accounting fees and services is contained under the Principal Accountant Fees and Services section in Nicor’s Definitive Proxy Statement to be filed on or about April 26, 2011, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	48
II	Valuation and Qualifying Accounts	92

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Inc.
Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to		Charged to				Balance
	beginning	costs and		other				at end
Description	of period	expenses		accounts		Deductions		of period

2010

Allowance for doubtful accounts receivable	$33.0	$40.1	(d)	$-		$45.5	(a)	$27.6

Accrued mercury-related costs	2.1	-		-		1.5	(b)	.6

Accrued manufactured gas plant environmental costs	23.8	-		17.5	(c)	12.6	(b)	28.7

2009

Allowance for doubtful accounts receivable	$44.9	$56.6		$-		$68.5	(a)	$33.0

Accrued mercury-related costs	2.5	-		-		.4	(b)	2.1

Accrued manufactured gas plant environmental costs	21.4	-		11.2	(c)	8.8	(b)	23.8

2008

Allowance for doubtful accounts receivable	$35.1	$74.1		$-		$64.3	(a)	$44.9

Accrued mercury-related costs	2.8	.6		-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-		19.8	(c)	13.6	(b)	21.4

(a) Accounts receivable written off, net of recoveries.
(b) Expenditures, other adjustments.
(c) Accrual of estimated future remediation costs that are deferred as regulatory assets.
(d) Amount excludes refunds to / recoveries from customers attributable to the bad debt rider.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Inc.

Date February 24, 2011		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

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
Richard L. Hawley
(Attorney-in-fact)

Exhibit Index

Exhibit
Number		Description of Document

2.01	*
Agreement and Plan of Merger, dated as of December 6, 2010, by and among AGL Resources Inc., Apollo Acquisition Corp., Ottawa Acquisition LLC and Nicor Inc. (File No. 1-7297, Form 8-K for December 7, 2010, Nicor Inc., Exhibit 2.1.)

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

4.12		Supplemental Indenture, dated January 25, 2011, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01	*	1984 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10.)

10.01(a)	*	1985 Nicor Officers’ Capital Accumulation Plan Participation Agreement. (File No. 1-7297, Form 10-K for 1988, Nicor Inc., Exhibit 10-10(a).)

10.02	*
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

10.05	*	Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.05.)

10.06	*	Directors’ Pension Plan. (File No. 1-7297, Form 10-K for 1985, Nicor Inc., Exhibit 10-18.)

10.07	*	Flexible Spending Account for Executives. (File No. 1-7297, Form 10-K for 1986, Nicor Inc., Exhibit 10-20.)

10.08	*	Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-Q for September 1996, Nicor Inc., Exhibit 10.01.)

10.09	*	Amendment to Nicor Inc. Stock Deferral Plan. (File No. 1-7297, Form 10-K for 1997, Nicor Inc., Exhibit 10.22.)

10.10	*	Second Amendment to Nicor Stock Deferral Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.07.)

10.11	*	Amendment to Nicor Inc. Stock Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.4.)

Exhibit
Number		Description of Document

10.12	*	Second Amendment to Nicor Inc. Stock Deferral Plan (as in effect on October 3, 2004 for Pre-2005 benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.01.)

10.13	*	Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.3.)

10.14	*	First Amendment to Nicor Inc. Stock Deferral Plan (as Amended and Restated for Post-2004 Benefits). (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.02.)

10.15	*	Nicor Inc. 1997 Long-Term Incentive Plan. (Filed as appendix to the Nicor Inc. Proxy Statement, dated March 6, 1997.)

10.16	*	First Amendment to Nicor 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.06.)

10.17	*	Third Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 17, 2006, Nicor Inc., Exhibit 10.5.)

10.18	*	Fourth Amendment to Nicor Inc. 1997 Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.7.)

10.19	*	Non-Qualified Stock Option Agreement Form. (File No. 1-7297, Form 8-K for March 17, 2005, Nicor Inc., Exhibit 10.01.)

10.20	*	2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for April 20, 2006, Nicor Inc., Exhibit 10.01.)

10.21	*	First Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.8.)

10.22	*	Second Amendment to Nicor Inc. 2006 Long Term Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.03.)

10.23	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.3.)

10.24	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc. Exhibit 10.02.)

10.25	*	Performance Cash Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc. Exhibit 10.05.)

10.26	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 27, 2008 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.08.)

Exhibit
Number		Description of Document

10.27	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.09.)

10.28	*
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Performance Cash Unit Agreement dated March 26, 2009 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.06.)

10.29	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.2.)

10.30	*	Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.2.)

10.31	*	First Amendment to Restricted Stock Unit Agreement Form. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.4.)

10.32	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.1.)

10.33	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.1.)

10.34	*	First Amendment to Restricted Stock Unit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-Q for September 30, 2008, Nicor Inc., Exhibit 10.03.)

10.35	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.01.)

10.36	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.01.)

10.37	*
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
First Amendment to Nicor Inc. 2006 Long Term Incentive Plan Restricted Stock Unit Agreement dated March 26, 2010 between Nicor Inc. and Rick Murrell.  (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.03.)

10.40	*	Amendment to Restricted Stock Unit Agreements Nicor Inc. 2006 Long-Term Incentive Plan for Non-Tropical. (File No. 1-7297, Form 8-K for November 19, 2010, Nicor Inc., Exhibit 10.01.)

Exhibit
Number		Description of Document

10.41	*	Amendment to Restricted Stock Unit Agreements Nicor Inc. 2006 Long-Term Incentive Plan for Tropical. (File No. 1-7297, Form 8-K for November 19, 2010, Nicor Inc., Exhibit 10.02.)

10.42	*	Security Payment Plan. (File No. 1-7297, Form 10-K for 1999, Nicor Inc., Exhibit 10.24.)

10.43	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.44	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.45	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.46	*	Second Amendment and Restatement to Nicor Salary Deferral Plan. (File No. 1-7297, Form 10-Q for September 30, 2002, Nicor Inc., Exhibit 10.01.)

10.47	*	First Amendment to the Nicor Inc. Salary Deferral Plan. (File No. 1-7297, Form 10-K for 2005, Nicor Inc., Exhibit 10.46.)

10.48	*	Amendment to Nicor Inc. Salary Deferral Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.2.)

10.49	*	Nicor Inc. Salary Deferral Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.1.)

10.50	*	Supplemental Retirement Benefit Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 10-K for 2001, Nicor Inc., Exhibit 10.32.)

10.51	*	Amended and Restated Supplemental Retirement Benefit Plan Agreement between Russ M. Strobel and Nicor Inc. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.9.)

10.52	*	Nicor Inc. Supplemental Senior Officer Retirement Plan. (File No. 1-7297, Form 10-K for 2002, Nicor Inc., Exhibit 10.28.)

10.53	*	Amendment to Nicor Inc. Supplemental Senior Officer Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.6.)

10.54	*
Nicor Inc. Supplemental Senior Officer Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008).  (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.5.)

Exhibit
Number		Description of Document

10.55	*	2007 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.4.)

10.56	*	2008 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.3.)

10.57	*	First Amendment to Nicor Inc. 2008 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.04.)

10.58	*	2009 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 27, 2009, Nicor Inc., Exhibit 10.03.)

10.59	*	First Amendment to Nicor Inc. 2009 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.05.)

10.60	*	2010 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 26, 2010, Nicor Inc., Exhibit 10.07.)

10.61	*	Letter Agreement between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for March 26, 2007, Nicor Inc., Exhibit 10.5.)

10.62	*	Nicor Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.02.)

10.63	*	First Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.54.)

10.64	*	Second Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.55.)

10.65		Third Amendment to the Nicor Inc. Directors’ Deferred Compensation Plan.

10.66	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.01.)

10.67	*	First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.57.)

10.68	*	Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7297, Form 10-K for 2008, Nicor Inc., Exhibit 10.58.)

10.69		Third Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.70	*	Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008. (File No. 1-7297, Form 10-Q for June 30, 2007, Nicor Inc., Exhibit 10.03.)

Exhibit
Number		Description of Document

10.71		First Amendment to the Nicor Directors’ Stock Value Plan, as amended and restated effective January 1, 2008.

10.72	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.1.)

10.73	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Richard L. Hawley. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.2.)

10.74	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Daniel R. Dodge. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.3.)

10.75	*	Amended and Restated Change-in-Control Agreement dated as of December 17, 2007 between Nicor Inc. and Rocco J. D’Alessandro. (File No. 1-7297, Form 10-K for 2009, Nicor Inc., Exhibit 10.71.)

10.76	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Paul C. Gracey, Jr. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.4.)

10.77	*
Amended and Restated Change-in-Control Agreement dated as of February 7, 2008 between Tropical Shipping and Construction Company Limited and Rick Murrell. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.65.)

10.78	*	Amended and Restated Change-in-Control Agreement dated as of December 18, 2007 between Nicor Inc. and Claudia J. Colalillo. (File No. 1-7297, Form 8-K for December 19, 2007, Nicor Inc., Exhibit 10.5.)

10.79	*	Tropical Shipping Company Long-Term Performance Incentive Plan dated as of January 1, 1995. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.66.)

10.80	*	First Amendment to Tropical Shipping Company Long-Term Performance Incentive Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.10.)

10.81	*	Tropical Shipping Company Long-Term Incentive Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.4.)

10.82	*	Tropical Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for March 28, 2008, Nicor Inc., Exhibit 10.5.)

10.83	*	First Amendment to Tropical Shipping Company Annual Incentive Compensation Plan. (File No. 1-7297, Form 8-K for July 27, 2009, Nicor Inc., Exhibit 10.11.)

10.84	*	Nicor Claims and Procedures for Nonqualified Plans. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.10.)

Exhibit
Number		Description of Document

10.85	*	3-Year Credit Agreement dated as of April 23, 2010. (File No. 1-7297, Form 10-Q for March 31, 2010, Nicor Inc., Exhibit 10.08.)

10.86	*	364-Day Credit Agreement Dated as of April 23, 2010. (File No. 1-7297, Form 10-Q for March 31, 2010, Nicor Inc., Exhibit 10.09.)

10.87	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7297, Form 10-K for 2007, Nicor Inc., Exhibit 10.64.)

10.88	*	Agreement between Nicor Gas and Local Union 19 of the International Brotherhood of Electrical Workers 2009-2014. (File No. 1-7297, Form 10-K for 2009, Nicor Inc., Exhibit 10.85.)

21.01		Subsidiaries.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

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