Form 10-Q
period 2011-03-31
NICOR INC
filed 2011-05-04
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at April 27, 2011, were 45,545,154 shares.

i

Glossary

AGL Resources.  AGL Resources, Inc., the company with whom Nicor entered into an Agreement and Plan of Merger on December 6, 2010.

ALJ.  Administrative Law Judge.

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

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year.

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

Nicor Enerchange.  Nicor Enerchange, L.L.C., a wholly owned business that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor

ii

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

Nicor Services.  Nicor Energy Services Company, a wholly owned business that, directly or through subsidiaries, provides customer move connection services for utilities and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

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

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Income (Unaudited)
(millions, except per share data)
	Three months ended
	March 31
	2011	2010
Operating revenues
Gas distribution (includes revenue taxes of $74.9 and $73.9, respectively)	$915.8	$1,068.8
Shipping	80.8	83.5
Other energy ventures	63.0	65.7
Corporate and eliminations	(22.6)	(25.1)
Total operating revenues	1,037.0	1,192.9

Operating expenses
Gas distribution
Cost of gas	640.0	787.9
Operating and maintenance	83.6	63.8
Depreciation	47.1	46.0
Taxes, other than income taxes	79.2	77.9
Shipping	82.0	84.0
Other energy ventures	58.5	61.3
Other corporate expenses and eliminations	(19.2)	(24.0)
Total operating expenses	971.2	1,096.9

Operating income	65.8	96.0
Interest expense, net of amounts capitalized	6.9	9.0
Equity investment income, net	4.4	1.5
Other income, net	.4	.4

Income before income taxes	63.7	88.9
Income tax expense, net of benefits	18.5	28.4

Net income	$45.2	$60.5

Average shares of common stock outstanding
Basic	45.9	45.4
Diluted	45.9	45.6

Earnings per average share of common stock
Basic	$.98	$1.33
Diluted	.98	1.33

Dividends declared per share of common stock	$.465	$.465

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2011	2010

Operating activities
Net income	$45.2	$60.5
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	51.9	50.6
Deferred income tax expense (benefit)	1.6	(4.2)
Changes in assets and liabilities:
Receivables, less allowances	(54.5)	(44.1)
Gas in storage	119.3	113.5
Deferred/accrued gas costs	22.2	36.6
Derivative instruments	1.9	72.4
Margin accounts - derivative instruments	4.9	(48.1)
Other assets	18.4	8.7
Accounts payable	(69.4)	(117.3)
Customer credit balances and deposits	(34.2)	(57.8)
Temporary LIFO inventory liquidation	233.3	229.9
Other liabilities	2.6	24.7
Other items	7.6	(1.1)
Net cash flow provided from operating activities	350.8	324.3

Investing activities
Additions to property, plant and equipment	(57.7)	(42.4)
Net decrease in other short-term investments	10.0	6.6
Other investing activities	(3.4)	.5
Net cash flow used for investing activities	(51.1)	(35.3)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(271.3)	(266.0)
Dividends paid	(21.4)	(21.2)
Other financing activities	(2.5)	.4
Net cash flow used for financing activities	(295.2)	(286.8)

Net increase in cash and cash equivalents	4.5	2.2

Cash and cash equivalents, beginning of period	31.5	55.7

Cash and cash equivalents, end of period	$36.0	$57.9

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2011	2010	2010
Assets
Current assets
Cash and cash equivalents	$36.0	$31.5	$57.9
Short-term investments	61.1	70.6	70.9
Receivables, less allowances of $40.9, $27.6 and $52.0, respectively	526.9	472.4	536.2
Gas in storage	44.6	163.9	23.7
Derivative instruments	35.0	49.1	54.3
Margin accounts - derivative instruments	46.8	50.9	81.4
Other	98.7	115.2	122.3
Total current assets	849.1	953.6	946.7

Property, plant and equipment, at cost
Gas distribution	4,754.8	4,733.6	4,614.9
Shipping	334.7	333.6	335.1
Other	71.7	60.5	38.8
Property, plant and equipment, at cost	5,161.2	5,127.7	4,988.8
Less accumulated depreciation	2,130.5	2,104.9	2,046.4
Total property, plant and equipment, net	3,030.7	3,022.8	2,942.4

Long-term investments	135.8	134.2	130.5
Other assets	373.1	385.9	399.2

Total assets	$4,388.7	$4,496.5	$4,418.8

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$-	$75.0
Short-term debt	153.7	425.0	228.0
Accounts payable	258.4	335.5	236.6
Customer credit balances and deposits	76.4	110.6	83.9
Temporary LIFO inventory liquidation	233.3	-	229.9
Derivative instruments	72.7	82.9	151.2
Other	138.1	120.3	154.7
Total current liabilities	932.6	1,074.3	1,159.3

Deferred credits and other liabilities
Regulatory asset retirement liability	855.5	843.9	815.2
Deferred income taxes	430.6	423.4	415.9
Health care and other postretirement benefits	230.9	229.7	200.0
Asset retirement obligation	192.9	190.9	184.1
Other	118.7	132.0	143.1
Total deferred credits and other liabilities	1,828.6	1,819.9	1,758.3

Commitments and contingencies

Capitalization
Long-term obligations	498.5	498.4	423.4
Common equity
Common stock	113.9	113.9	113.2
Paid-in capital	69.0	69.1	56.7
Retained earnings	957.9	934.1	920.3
Accumulated other comprehensive loss	(11.8)	(13.2)	(12.4)
Total common equity	1,129.0	1,103.9	1,077.8

Total capitalization	1,627.5	1,602.3	1,501.2

Total liabilities and capitalization	$4,388.7	$4,496.5	$4,418.8

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the second half of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  On April 28, 2011, the Staff of the ICC and several intervenors who are participating in the proceeding submitted initial testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  Rebuttal testimony from the joint applicants will be submitted to the ICC in late May.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances.  For additional information relating to the proposed merger, please see the joint proxy statement / prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on April 29, 2011.

For the quarter ended March 31, 2011, the company has incurred and expensed approximately $1.5 million of merger transaction costs.  This amount does not include the cost of company personnel participating in efforts to develop integration plans for the combined entity.  No other adjustments have been made to the financial statements as a result of the proposed merger.

2.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2010 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

The company’s management evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

3.	ACCOUNTING POLICIES

Gas in storage.  Nicor Gas’ inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2011 is expected to be restored prior to year-end.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In the first quarter of 2010, Nicor Enerchange recorded a charge of $5.0 million resulting from lower of cost or market valuations.

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

The company had regulatory assets and liabilities as follows (in millions):
	March 31	December 31	March 31
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	-	6.5	-
Bad debt rider	-	-	28.3
Other	10.8	7.4	6.9
Regulatory assets - noncurrent
Regulatory postretirement asset	189.4	193.3	191.5
Deferred gas costs	-	1.4	20.6
Deferred environmental costs	20.8	25.0	19.9
Unamortized losses on reacquired debt	12.8	13.1	14.0
Other	9.8	9.6	13.3
	$264.7	$277.4	$315.1

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Accrued gas costs	14.3	-	27.9
Bad debt rider	23.3	16.4	-
Other	4.6	7.7	8.2
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	855.5	843.9	815.2
Regulatory income tax liability	14.5	18.2	21.2
Bad debt rider	13.4	11.7	3.1
Other	1.3	.9	.7
	$944.1	$916.0	$890.8

All items listed above are classified in Other on the Condensed Consolidated Balance Sheets, with the exception of the noncurrent portion of the Regulatory asset retirement liability, which is stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 9 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs, certain environmental costs and energy efficiency program costs charged to its customers.  However, there is no interest associated with the under or overcollections of bad debt expense.

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $111.0 million, $144.8 million and $102.8 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2011 and 2010 were $73.7 million and $72.9 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Income, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Condensed Consolidated Statements of Income, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

4.	INVESTMENTS

The company’s investments in debt and equity securities are as follows (in millions):

	March 31	December 31	March 31
	2011	2010	2010

Money market funds	$69.1	$82.9	$111.8
Corporate bonds	6.6	6.8	.8
Other investments	9.1	8.5	5.0
	$84.8	$98.2	$117.6

Investments in debt and equity securities are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31	December 31	March 31
	2011	2010	2010

Cash equivalents	$8.8	$12.6	$41.2
Short-term investments	61.1	70.6	70.9
Long-term investments	14.9	15.0	5.5
	$84.8	$98.2	$117.6

Investments categorized as trading (including money market funds) totaled $71.6 million, $85.0 million and $113.8 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at March 31, 2011 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	5-10 Years	Total

$.4	$7.3	$.9	$8.6

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.2 million, $2.0 million and $3.0 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  In addition, at March 31, 2011 and December 31, 2010, the company held a $2.4 million investment in a port facility development venture carried at cost.

There were no gains or losses included in earnings resulting from the sale of investments for the periods ended March 31, 2011 and 2010.

5.	SHORT-TERM AND LONG-TERM DEBT

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $153.7 million, $425.0 million and $228.0 million of commercial paper borrowings outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at March 31, 2011 and December 31, 2010 and $50 million at March 31, 2010. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

6.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2011 decreased to 29.0 percent from 32.0 percent in the prior year.  The lower effective income tax rate for the three months ended March 31, 2011 is due to an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income), partially offset by lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2011 and 2010, an income tax benefit has not been recognized on approximately $4 million and $3 million, respectively, of foreign company shipping losses.  As of March 31, 2011, Nicor has not recorded deferred income taxes of approximately $58 million on approximately $166 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At March 31, 2011, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  The company had no liability for unrecognized tax benefits at March 31, 2011.  The decrease in the liability for unrecognized tax benefits from $2.9 million at December 31, 2010 was due to a reduction in state tax reserves.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at March 31, 2011, December 31, 2010 and March 31, 2010 was $23.8 million, $24.3 million and $24.7 million, respectively.

7.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011
Assets
Money market funds	$69.1	$-	$-	$69.1
Commodity derivatives	11.6	27.3	7.8	46.7
Interest rate derivative	-	1.1	-	1.1
	$80.7	$28.4	$7.8	$116.9

Liabilities
Commodity derivatives	$44.1	$26.0	$11.6	$81.7
Interest rate derivative	-	2.9	-	2.9
	$44.1	$28.9	$11.6	$84.6

December 31, 2010
Assets
Money market funds	$82.9	$-	$-	$82.9
Commodity derivatives	21.3	35.7	9.3	66.3
Interest rate derivative	-	1.0	-	1.0
	$104.2	$36.7	$9.3	$150.2

Liabilities
Commodity derivatives	$55.4	$31.3	$12.3	$99.0
Interest rate derivative	-	3.2	-	3.2
	$55.4	$34.5	$12.3	$102.2

March 31, 2010
Assets
Money market funds	$111.8	$-	$-	$111.8
Commodity derivatives	26.4	38.0	4.8	69.2
	$138.2	$38.0	$4.8	$181.0

Liabilities
Commodity derivatives	$101.2	$75.1	$12.4	$188.7

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

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 3 – Accounting Policies – Derivative instruments and Credit risk and concentrations.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended March 31
	2011	2010

Beginning of period	$(3.0)	$5.0
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	2.9	(1.3)
Included in net income	(.4)	(6.3)
Settlements	(1.5)	.8
Transfers into Level 3	1.5	-
Transfers out of Level 3	(3.3)	(5.8)
End of period	$(3.8)	$(7.6)

Net unrealized gains (losses) included in net income above relating to derivatives still held at March 31	$(.3)	$(9.6)

Net realized/unrealized gains (losses) included in net income are attributable to Nicor Enerchange and are classified as operating revenues.

Transfers into and out of Level 3 reflect the liquidity at the relevant natural gas trading locations and dates which affects the significance of unobservable inputs used in the valuation.  Transfers into and out of Level 3 are determined using values at the end of the interim period in which the transfer occurred.

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$46.8	$50.9	$81.4
Other - noncurrent	7.3	8.1	26.6

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2011, December 31, 2010 and March 31, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage

Bonds outstanding was approximately $544 million, $554 million and $530 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 3 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	March 31	December 31	March 31
	2011	2010	2010
Derivatives designated as hedging instruments
Assets
Derivative instruments	$1.6	$.4	$-
Other - noncurrent	-	1.0	-
	$1.6	$1.4	$-

Liabilities
Derivative instruments	$3.8	$2.2	$2.8
Other - noncurrent	-	3.2	.2
	$3.8	$5.4	$3.0

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$33.4	$48.7	$54.3
Other - noncurrent	12.8	17.2	14.9
	$46.2	$65.9	$69.2

Liabilities
Derivative instruments	$68.9	$80.7	$148.4
Other - noncurrent	11.9	16.1	37.3
	$80.8	$96.8	$185.7

Volumes.  As of March 31, 2011, December 31, 2010 and March 31, 2010, Nicor Gas held outstanding derivative contracts of approximately 54 Bcf, 49 Bcf and 67 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 3.9 Bcf as of March 31, 2011 and December 31, 2010 and a net long position of 0.6 Bcf as of  March 31, 2010.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at March 31, 2011 and December 31, 2010 and $50 million at March 31, 2010. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

Condensed Consolidated Statements of Income – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Income.  Cash flow hedges used by the company’s other energy ventures, to hedge utility-bill management products, are eventually recognized within operating revenues.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges used by Nicor, to hedge the interest payments attributable to long-term fixed-rate debt, will eventually be recorded within interest expense.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended March 31
	2011	2010
Pretax gain (loss) recognized in other comprehensive income	$.2	$(3.0)

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended March 31
Location	2011	2010
Operating revenues	$1.3	$.4
Operating and maintenance	.3	.3
	$1.6	$.7

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, December 31, 2010 and March 31, 2010, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at March 31, 2011, December 31, 2010 and March 31, 2010 was $0.6 million ($0.4 million after taxes), $2.0 million ($1.2 million after taxes) and $3.1 million ($1.9 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swaps will be amortized to interest expense upon the issuance of long-term fixed rate debt.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at March 31, 2011 and December 31, 2010 was $1.8 million ($1.1 million after taxes) and $2.2 million ($1.3 million after taxes), respectively.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at March 31, 2010 was insignificant.

Condensed Consolidated Statements of Income – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor

Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net losses recognized in income are summarized in the table below (in millions):

	Three months ended March 31
Location	2011	2010
Operating revenues	$.2	$1.0
Operating and maintenance	.1	.9
	$.3	$1.9

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three months ended March 31, 2011 and 2010 were $3.5 million and $(90.3) million, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2011, December 31, 2010 and March 31, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $9 million, $12 million and $43 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $9 million, $11 million and $42 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended March 31
Service cost	$2.5	$2.4	$.6	$.6
Interest cost	4.1	4.0	3.1	3.0
Expected return on plan assets	(7.8)	(7.2)	-	-
Recognized net actuarial loss	2.4	3.0	1.5	1.0
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$1.3	$2.3	$5.2	$4.6

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

10.	EQUITY INVESTMENT INCOME, NET

Equity investment income includes investment income from Triton of $4.2 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.  Nicor received cash distributions from equity investees for the three months ended March 31, 2011 and 2010 of $4.1 million and $2.5 million, respectively.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):
	Three months ended March 31
	2011	2010

Net income	$45.2	$60.5
Other comprehensive income (loss), after tax	1.4	(1.4)
Total comprehensive income	$46.6	$59.1

Other comprehensive income (loss) consists primarily of net gains and losses from derivative financial instruments accounted for as cash flow hedges.

12.	BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended
	March 31
	2011	2010
Gas distribution
Operating revenues
External customers	$899.8	$1,050.0
Intersegment	16.0	18.8
	$915.8	$1,068.8

Operating income	$65.9	$93.2

Shipping
Operating revenues
External customers	$80.8	$83.5
Intersegment	-	-
	$80.8	$83.5

Operating loss	$(1.2)	$(.5)

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$4.1	$5.6
Intersegment	6.2	5.7
	$10.3	$11.3

Operating income	$3.1	$4.7

Other
Operating revenues
External customers	$52.3	$53.8
Intersegment	.4	.6
	$52.7	$54.4

Operating income (loss)	$1.4	$(.3)

Corporate and eliminations
Operating revenues
External customers	$-	$-
Intersegment	(22.6)	(25.1)
	$(22.6)	$(25.1)

Operating loss	$(3.4)	$(1.1)

Consolidated
Operating revenues
External customers	$1,037.0	$1,192.9
Intersegment	-	-
	$1,037.0	$1,192.9

Operating income	$65.8	$96.0

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

Costs associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to variances from normal weather for the three months ended March 31, 2011 and 2010 were $1.7 million and $1.3 million, respectively.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  Additionally, operating income of corporate and eliminations includes merger transaction costs of approximately $1.5 million for the three months ended March 31, 2011.

13.	REGULATORY PROCEEDINGS

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

14.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were approximately $4 million at March 31, 2011.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Directly or through a subsidiary, Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $2.8 million and $2.4 million were incurred in the three months ended March 31, 2011 and 2010, respectively.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  In April 2011, Nicor Gas filed its rebuttal testimony in which it disputed the refund claims asserted in the direct testimony of the staff of the ICC, IAGO and CUB and reasserted the company’s claim for a reimbursement set forth in its direct testimony. No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2011.

Litigation relating to proposed merger.  Nicor, its board of directors, AGL Resources and one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer have been named as defendants in six putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources, two of which, including the lawsuit that named Nicor’s Executive Vice President and Chief Financial Officer as a defendant, have subsequently been voluntarily dismissed.  The first action, Joseph Pirolli v. Nicor Inc., et al. (the “Pirolli Action”) was filed on December 7, 2010 in the Eighteenth Circuit Court of DuPage County, Illinois, County Department, Chancery Division (“DuPage County Court”).  Four other actions were filed between December 10, 2010 and December 17, 2010 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (“Cook County Court”): Maxine Phillips v. Nicor Inc., et al., filed December 10, 2010; Plumbers Local #65 Pension Fund v. Nicor Inc., et al., filed December 13, 2010; Gus Monahu v. Nicor Inc., et al., filed December 17, 2010; and Roberto R. Vela v. Russ M. Strobel, et al., filed December 17, 2010.  The sixth action, which is both an individual action and a putative class action, was filed on March 1, 2011 in the United States District Court for the Northern District of Illinois, Eastern Division and captioned Maxine Phillips v. Nicor Inc.,et al. (the “Federal Action”).

On January 10, 2011, the four actions filed in the Cook County Court were consolidated (the “Consolidated Action”).  On February 18, 2011, plaintiffs in the Consolidated Action filed an amended complaint (the “Consolidated Amended Complaint”).  On February 28, 2011, the Phillips Action in the Cook County Court was voluntarily dismissed and, on March 7, 2011, the Pirolli Action in DuPage County Court was voluntarily dismissed.  Accordingly, the remaining cases pending are the Consolidated Action and the Federal Action.

The Consolidated Amended Complaint alleges, among other things, that: (a) the Nicor Board breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders), (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement and failing to solicit other potential bids or alternative transactions and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders; and (b) AGL Resources, Nicor and the acquisition subsidiaries aided and abetted these alleged breaches of fiduciary duty.  The Consolidated Amended Complaint seeks, among other things, declaratory and injunctive relief, including an order enjoining the defendants from consummating the proposed merger.

The Federal Action asserts both individual and purported class claims for breach of fiduciary duty and violations of the federal securities laws.  Among other things, plaintiffs allege that: (i) Nicor and the Nicor board of directors violated Section 14(a) of the Securities and Exchange Act of 1934 (sometimes referred to as the Exchange Act) and Rule 14a-9 promulgated thereunder by issuing a materially incomplete registration statement in connection with the proposed merger; and (ii) the Nicor board of directors violated Section 20(a) of the Exchange Act by virtue of its control over the content and dissemination of that registration statement.  The Federal Action also claims that: (a) the Nicor board of directors breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate price (and thus failing to maximize value to Nicor shareholders), (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement and failing to solicit other potential bids or alternative transactions and (iii) failing to disclose material information regarding the proposed merger; and (b) Nicor and AGL Resources aided and abetted the alleged breaches of fiduciary duty.  The Federal Action seeks, among other things, damages and declaratory and injunctive relief, including an order enjoining the defendants from consummating the proposed merger.

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

As of March 31, 2011, Nicor Gas had remaining an estimated liability of $0.5 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2011, the company had recorded a liability in connection with these matters of $28.1 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed in state court in Cook County, Illinois against Nicor Services and Nicor Gas, and in one case against Nicor.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased Gas Line Comfort Guard from Nicor Services.  In these actions, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Nicor Advanced Energy Lock 12 Action.  In March 2011, a putative class action lawsuit was filed against Nicor and Nicor Advanced Energy.  The plaintiff alleges that the marketing and sale of the Lock 12 plan offered by Nicor Advanced Energy violated the Illinois Consumer Fraud and Deceptive Business Practices Act and resulted in unjust enrichment of Nicor and Nicor Advanced Energy.  The plaintiff seeks compensatory damages, interest, costs and attorneys fees on behalf of the class of former Nicor Gas customers who switched to the Lock 12 plan.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor 2010 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended March 31
	2011	2010

Net income	$45.2	$60.5

Diluted earnings per common share	$.98	$1.33

Comparisons of the three months ended results reflect lower operating income in the company’s gas distribution business, lower operating results in the company’s shipping business and lower corporate operating results, partially offset by higher operating income in the company’s other energy-related businesses, higher equity investment income, lower interest expense and a lower effective income tax rate in 2011.

Proposed merger with AGL Resources.  In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the second half of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  On April 28, 2011, the Staff of the ICC and several intervenors who are participating in the proceeding submitted initial testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  Rebuttal testimony from the joint applicants will be submitted to the ICC in late May.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances.  For additional information relating to the proposed merger, please see the joint proxy statement / prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on April 29, 2011.

For the quarter ended March 31, 2011, the company has incurred and expensed approximately $1.5 million of merger transaction costs.  This amount does not include the cost of company personnel participating in efforts to develop integration plans for the combined entity.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

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

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended March 31
	2011	2010

Gas distribution	$65.9	$93.2
Shipping	(1.2)	(.5)
Other energy ventures	4.5	4.4
Corporate and eliminations	(3.4)	(1.1)
	$65.8	$96.0

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income decreased $27.3 million for the three months ended March 31, 2011 compared to the prior year due primarily to higher operating and maintenance expense ($19.8 million increase of which $31.7 million relates to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider), lower gas distribution margin ($5.9 million decrease) and higher depreciation expense ($1.1 million increase).

•
Shipping operating results decreased $0.7 million for the three months ended March 31, 2011 compared to the prior year due to lower operating revenues ($2.7 million decrease), which were partially offset by lower operating expenses ($2.0 million decrease).  Lower operating revenues were due to lower volumes shipped, partially offset by higher average rates.  Operating expenses were lower due primarily to lower payroll and benefit-related costs and lower transportation-related costs.

•
Nicor’s other energy ventures operating income increased $0.1 million for the three months ended March 31, 2011 compared to the prior year due to higher operating income at Nicor’s energy-related products and services businesses ($1.9 million increase), partially offset by lower operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($1.6 million decrease).  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($3.6 million decrease), partially offset by lower operating revenues ($1.7 million decrease).  Lower operating income at Nicor Enerchange was due to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and unfavorable costing of physical sales activity, partially offset by favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

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

•
Corporate and eliminations operating results decreased $2.3 million for the three months ended March 31, 2011 compared to the prior year due primarily to current year merger transaction costs ($1.5 million) and higher costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related product and services businesses ($0.4 million increase).  The company recorded $1.7 million of costs associated with the natural weather hedge in the current year compared to $1.3 million of costs recorded in the prior year.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	Three months ended March 31
	2011	2010

Gas distribution	$915.8	$1,068.8
Shipping	80.8	83.5
Other energy ventures	63.0	65.7
Corporate and eliminations	(22.6)	(25.1)
	$1,037.0	$1,192.9

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues decreased $153.0 million for the three months ended March 31, 2011 compared to the prior year due primarily to lower natural gas costs (approximately $170 million decrease), partially offset by the impact of colder weather (approximately $20 million increase).

Shipping operating revenues decreased $2.7 million for the three months ended March 31, 2011 compared to the prior year due to lower volumes shipped ($8.1 million decrease), partially offset by higher average rates ($5.4 million increase).  Volumes shipped were adversely impacted by the continued economic slowdown and increased competition.  Higher average rates were due primarily to an increase in both base rates and cost-recovery surcharges for fuel.

Nicor’s other energy ventures operating revenues decreased $2.7 million for the three months ended March 31, 2011 compared to the prior year due to lower operating revenues at Nicor’s energy-related products and services businesses ($1.7 million decrease) and at Nicor Enerchange ($1.0 million decrease).  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract attributable to lower average natural gas prices, partially offset by higher average contract volumes.  Lower operating revenues at Nicor Enerchange were due to unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory and unfavorable costing of physical sales activity, partially offset by favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Corporate and eliminations reflects primarily the elimination of gas distribution revenues against Nicor Solutions’ expenses for customers purchasing the utility-bill management products and Nicor Enerchange net revenues from the sale of natural gas to Nicor Advanced Energy.

Gas distribution margin.  Nicor utilizes a measure it refers to as “gas distribution margin” to evaluate the operating income impact of gas distribution revenues.  Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in gas distribution revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on gas distribution margin.  The company has a franchise gas cost recovery rider, a rider to recover the costs associated with energy efficiency programs and a bad debt rider.  Changes in revenue included in gas distribution margin attributable to these items are offset by changes within operating and maintenance expense, with generally no impact on operating income.

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended March 31
	2011	2010

Gas distribution revenues	$915.8	$1,068.8
Cost of gas	(640.0)	(787.9)
Revenue tax expense	(73.7)	(72.9)
Gas distribution margin	$202.1	$208.0

Gas distribution margin decreased $5.9 million for the three months ended March 31, 2011 compared to the prior year.  Gas distribution margin includes the revenue from the riders noted above which totaled $1.4 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively.  Gas distribution margin excluding those riders increased $2.1 million compared to the prior year due to the impact of colder weather (approximately $3 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense increased $19.8 million for the three months ended March 31, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $8.0 million.  Operating and maintenance expense excluding such riders increased $27.8 million for the three months ended March 31, 2011 compared to the prior year due to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower bad debt expense ($2.6 million decrease) and lower company-use and storage-related gas costs ($1.1 million decrease).  Total bad debt expense for the three months ended March 31, 2011 was $26.9 million compared to $1.4 million in the prior year.  Bad debt expense in 2011 includes $27.1 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(0.2) million of expense which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $29.7 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $3.4 million of expense which is equal to the revenue recognized under the bad debt rider.

Shipping operating expenses.  Shipping operating expenses decreased $2.0 million for the three months ended March 31, 2011 compared to the prior year due primarily to lower payroll and benefit-related costs ($1.1 million decrease) and lower transportation-related costs ($0.5 million decrease, attributable in part to lower volumes shipped, partially offset by higher fuel prices).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $2.8 million for the three months ended March 31, 2011 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($3.6 million decrease) attributable to lower average cost per utility-bill management contract resulting from lower average natural gas prices, partially offset by an increase in operating expenses at Nicor Enerchange ($0.6 million increase) attributable to higher natural gas related transportation and storage charges.

Interest expense.  Interest expense decreased $2.1 million for the three months ended March 31, 2011 compared to the prior year due primarily to an interest refund related to income tax matters ($1.9 million decrease).

Net equity investment income.  Net equity investment income increased $2.9 million for the three months ended March 31, 2011 compared to the prior year due primarily to an increase in income from the company’s investment in Triton ($2.8 million increase).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended March 31, 2011 and 2010, an income tax benefit has not been recognized on approximately $4 million and $3 million, respectively, of foreign company shipping losses.  As of March 31, 2011, Nicor has not recorded deferred income taxes of approximately $58 million on approximately $166 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended March 31, 2011 decreased to 29.0 percent from 32.0 percent in the prior year.  The lower effective income tax rate for the three months ended March 31, 2011 is due to an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income), partially offset by lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Nicor Inc.
Gas Distribution Statistics

	Three months ended
	March 31
	2011	2010
Operating revenues (millions)
Sales
Residential	$603.3	$715.9
Commercial	153.9	185.3
Industrial	18.9	21.9
	776.1	923.1
Transportation
Residential	13.6	14.3
Commercial	24.9	24.6
Industrial	10.9	10.5
Other	.7	1.4
	50.1	50.8
Other revenues
Revenue taxes	74.9	73.9
Environmental cost recovery	5.6	6.9
Chicago Hub	1.1	1.5
Other	8.0	12.6
	89.6	94.9
	$915.8	$1,068.8
Deliveries (Bcf)
Sales
Residential	96.1	90.7
Commercial	24.9	24.0
Industrial	3.3	3.0
	124.3	117.7
Transportation
Residential	11.2	11.2
Commercial	37.8	36.4
Industrial	31.0	29.8
	80.0	77.4
	204.3	195.1
Customers at end of period (thousands)
Sales
Residential	1,794	1,775
Commercial	135	132
Industrial	8	8
	1,937	1,915
Transportation
Residential	204	213
Commercial	47	49
Industrial	4	5
	255	267
	2,192	2,182

Other statistics
Degree days	3,199	3,026
Colder than normal (1)	10%	4%
Average gas cost per Mcf sold	$5.05	$6.57

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year.

Shipping Statistics
	Three months ended March 31
	2011	2010

TEUs shipped (thousands)	38.4	42.5
Revenue per TEU	$2,103	$1,963
At end of period
Ports served	25	25
Vessels operated	14	15

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

Net cash flow provided from operating activities increased $26.5 million for the three months ended March 31, 2011 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of changes in natural gas prices and include:
•	an increase of $53 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments;
•	an increase of $48 million from lower cash used to pay accounts payable balances;
•	a decrease of $92 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider.

Investing activities.  Net cash flow used for investing activities increased $15.8 million for the three months ended March 31, 2011 compared to the prior year due primarily to an increase in capital expenditures related to the development of a natural gas storage facility by Central Valley.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2010 Annual Report on Form 10-K. Nicor and Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

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

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at March 31, 2011 and December 31, 2010 and $50 million at March 31, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include rating triggers or material adverse change provisions.

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $153.7 million, $425.0 million and $228.0 million of commercial paper borrowings outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  During the first quarter of 2011, the commercial paper borrowing levels ranged from $425 million to $107 million and averaged $297 million.  During the first quarter of 2010, the commercial paper borrowing levels ranged from $494 million to $183 million and averaged $366 million.  The average borrowing levels are calculated using average daily balances for each day during the period.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the three months ended March 31, 2011.  This quarterly dividend rate was also applicable in 2010.  The company paid dividends on its common stock of approximately $21.4 million and $21.2 million for the three months ended March 31, 2011 and 2010, respectively.  Pursuant to the Merger Agreement, Nicor is restricted from paying a dividend in excess of $0.465 per share in any quarter.  Other than the Merger Agreement, Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Storage Projects.  Central Valley is developing an underground natural gas storage facility in the Sacramento River valley of north-central California and plans to provide approximately 11 Bcf of working natural gas capacity, offering flexible, high deliverability multi-cycle services and interconnection to a regional pipeline.  In October 2010, the CPUC approved Central Valley’s Certificate of Public Convenience and Necessity to construct and operate the storage facility.  Central Valley initiated the on-site phases of construction activity in April of 2011 and expects completion by year-end, with firm storage services commencing in early 2012.  The company estimates the net capital cost for the Central Valley project to be approximately $120 million.

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding (the “operating agreement proceeding”) and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them.  If these proposed modifications to the operating agreement are approved by the ICC, it would require changes in the way Nicor Services provides its warranty products and could adversely impact the future profitability of these products.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding has determined to address the matters raised in the operating agreement proceeding in the merger proceeding.

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

Synthetic Natural Gas Plant Legislation.  In January 2011, the Illinois House and Senate passed legislation regarding two proposed synthetic natural gas plants.  The legislation was vetoed by the governor in March 2011.  The legislation would have required Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2011, 2013 and 2015, or (b) purchase under long-term contracts (30 years for one plant and 10 years for the other) natural gas from the plants at a cost that may exceed the market price of natural gas.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  In April 2011, Nicor Gas filed its rebuttal testimony in which it disputed the refund claims asserted in the direct testimony of the staff of the ICC, IAGO and CUB and reasserted the company’s claim for a reimbursement set forth in its direct testimony.  No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2011.

Litigation relating to proposed merger.  Nicor, its board of directors, AGL Resources and one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer have been named as defendants in six putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources, two of which, including the lawsuit that named Nicor’s Executive Vice President and Chief Financial Officer as a defendant, have subsequently been voluntarily dismissed.  The first action, Joseph Pirolli v. Nicor Inc., et al. (the “Pirolli Action”) was filed on December 7, 2010 in the Eighteenth Circuit Court of DuPage County, Illinois, County Department, Chancery Division (“DuPage County Court”).  Four other actions were filed between December 10, 2010 and December 17, 2010 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (“Cook County Court”): Maxine Phillips v. Nicor Inc., et al., filed December 10, 2010; Plumbers Local #65 Pension Fund v. Nicor Inc., et al., filed December 13, 2010; Gus Monahu v. Nicor Inc., et al., filed December 17, 2010; and Roberto R. Vela v. Russ M. Strobel, et al., filed December 17, 2010.  The sixth action, which is both an individual action and a putative class action, was filed on March 1, 2011 in the United States District Court for the Northern District of Illinois, Eastern Division and captioned Maxine Phillips v. Nicor Inc.,et al. (the “Federal Action”).

On January 10, 2011, the four actions filed in the Cook County Court were consolidated (the “Consolidated Action”).  On February 18, 2011, plaintiffs in the Consolidated Action filed an amended complaint (the “Consolidated Amended Complaint”).  On February 28, 2011, the Phillips Action in the Cook County Court was voluntarily dismissed and, on March 7, 2011, the Pirolli Action in DuPage County Court was voluntarily dismissed. Accordingly, the remaining cases pending are the Consolidated Action and the Federal Action.

The Consolidated Amended Complaint alleges, among other things, that: (a) the Nicor Board breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders), (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement and failing to solicit other potential bids or alternative transactions and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders; and (b) AGL Resources, Nicor and the acquisition subsidiaries aided and abetted these alleged breaches of fiduciary duty.  The Consolidated Amended Complaint seeks, among other things, declaratory and injunctive relief, including an order enjoining the defendants from consummating the proposed merger.

The Federal Action asserts both individual and purported class claims for breach of fiduciary duty and violations of the federal securities laws.  Among other things, plaintiffs allege that: (i) Nicor and the Nicor board of directors violated Section 14(a) of the Securities and Exchange Act of 1934 (sometimes referred to as the Exchange Act) and Rule 14a-9 promulgated thereunder by issuing a materially incomplete registration statement in connection with the proposed merger; and (ii) the Nicor board of directors violated Section 20(a) of the Exchange Act by virtue of its control over the content and dissemination of that registration statement.  The Federal Action also claims that: (a) the Nicor board of directors breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate price (and thus failing to maximize value to Nicor shareholders), (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement and failing to solicit other potential bids or alternative transactions and (iii) failing to disclose material information regarding the proposed merger; and (b) Nicor and AGL Resources aided and abetted the alleged breaches of fiduciary duty.  The Federal Action seeks, among other things, damages and declaratory and injunctive relief, including an order enjoining the defendants from consummating the proposed merger.

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

Nicor Services Warranty Product Actions.  Information about warranty product contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Nicor Services Warranty Product Actions.

Nicor Advanced Energy Lock 12 Action.  Information about contingencies related to the Lock 12 product offered by Nicor Advanced Energy is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Nicor Advanced Energy Lock 12 Action.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 15 – Contingencies – Other.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2010 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

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

Specifically with respect to the proposed merger between Nicor and AGL Resources, Nicor’s expectations are subject to future events, risks and uncertainties, and there are several factors – many beyond the company’s control – that could cause results to differ significantly from its expectations.  Such events, risks and uncertainties include, but are not limited to:

•	the possibility that the company’s business may suffer as a result of the uncertainty surrounding the merger;

•	the possibility that AGL Resources and Nicor will not receive the regulatory approvals required to complete the merger or that the merger will not be consummated for other reasons;

•	the possibility of adverse decisions in pending and potential state and federal class action lawsuits, including shareholder suits, relating to the merger;

•	the possibility that the company may not be able to maintain relationships with its employees, suppliers, or customers as a result of the uncertainty surrounding the merger; and

•	the possibility that the Merger Agreement will be terminated under circumstances in which the company would incur termination payment obligations.

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

There has been no material change in the company’s exposure to market risk since the filing of the 2010 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 1 – Proposed Merger with AGL Resources and Note 15 – Contingencies and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters, which are incorporated herein by reference.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program since 2002.  As of March 31, 2011, $21.5 million remained authorized for the repurchase of common stock.

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

3.02	*	Nicor Inc. Amended and Restated By-laws effective as of July 24, 2008. (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 3.1.)

3.03	*	Nicor Inc. Amendment to Amended and Restated By-laws. (File No. 1-7297, Form 8-K for November 20, 2008, Nicor Inc., Exhibit 3.1.)

10.01	*	Restricted Stock Unit Agreement between Nicor Inc. and Russ M. Strobel. (File No. 1-7297, Form 8-K for March 25, 2011, Nicor Inc., Exhibit 10.01.)

10.02	*	Form of Restricted Stock Unit Agreement. (File No. 1-7297, Form 8-K for March 25, 2011, Nicor Inc., Exhibit 10.02.)

10.03	*	2011 Long-Term Incentive Program. (File No. 1-7297, Form 8-K for March 25, 2011, Nicor Inc., Exhibit 10.05.)

10.04		First Amendment to 3-Year Credit Agreement dated as of April 19, 2011.

10.05		364-Day Credit Agreement dated as of April 19, 2011.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

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

Nicor Inc.

May 4, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)