Form 10-Q
period 2011-06-30
NICOR INC
filed 2011-08-03
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at July 27, 2011, were 45,545,154 shares.

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

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Income (Unaudited)
(millions, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Operating revenues
Gas distribution (includes revenue taxes of $31.4, $23.9, $106.3 and $97.8, respectively)	$358.9	$299.5	$1,274.7	$1,368.3
Shipping	79.9	86.0	160.7	169.5
Other energy ventures	48.5	50.3	111.5	116.0
Corporate and eliminations	(10.3)	(10.2)	(32.9)	(35.3)
Total operating revenues	477.0	425.6	1,514.0	1,618.5

Operating expenses
Gas distribution
Cost of gas	181.8	118.9	821.8	906.8
Operating and maintenance	66.4	79.1	150.0	142.9
Depreciation	47.1	45.9	94.2	91.9
Taxes, other than income taxes	35.7	28.2	114.9	106.1
Shipping	80.2	81.8	162.2	165.8
Other energy ventures	39.1	38.9	97.6	100.2
Other corporate expenses and eliminations	(8.5)	(10.6)	(27.7)	(34.6)
Total operating expenses	441.8	382.2	1,413.0	1,479.1

Operating income	35.2	43.4	101.0	139.4
Interest expense, net of amounts capitalized	8.7	9.7	15.6	18.7
Equity investment income, net	3.3	2.1	7.7	3.6
Other income, net	.4	1.0	.8	1.4

Income before income taxes	30.2	36.8	93.9	125.7
Income tax expense, net of benefits	11.0	12.6	29.5	41.0

Net income	$19.2	$24.2	$64.4	$84.7

Average shares of common stock outstanding
Basic	45.9	45.6	45.9	45.5
Diluted	45.9	45.8	45.9	45.7

Earnings per average share of common stock
Basic	$.42	$.53	$1.40	$1.86
Diluted	.42	.53	1.40	1.85

Dividends declared per share of common stock	$.465	$.465	$.930	$.930

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2011	2010

Operating activities
Net income	$64.4	$84.7
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	103.6	101.2
Deferred income tax expense (benefit)	3.8	(15.8)
Changes in assets and liabilities:
Receivables, less allowances	183.4	224.0
Gas in storage	104.7	83.8
Deferred/accrued gas costs	9.5	37.0
Derivative instruments	(16.5)	8.8
Margin accounts - derivative instruments	22.3	(1.2)
Other assets	(6.1)	27.4
Accounts payable	(20.7)	(60.0)
Customer credit balances and deposits	(26.9)	(40.2)
Temporary LIFO inventory liquidation	88.6	87.7
Other liabilities	10.3	(12.3)
Other items	(1.2)	.7
Net cash flow provided from operating activities	519.2	525.8

Investing activities
Additions to property, plant & equipment	(117.9)	(97.3)
Purchases of held-to-maturity securities	-	(8.0)
Net decrease in other short-term investments	20.0	11.0
Other investing activities	(2.9)	(1.1)
Net cash flow used for investing activities	(100.8)	(95.4)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(359.0)	(387.0)
Debt issuance costs	(1.5)	(5.8)
Dividends paid	(42.7)	(42.4)
Repurchases of common stock	(7.7)	(.2)
Proceeds from exercise of stock options	3.8	8.5
Other financing activities	.1	.6
Net cash flow used for financing activities	(407.0)	(426.3)

Net increase in cash and cash equivalents	11.4	4.1

Cash and cash equivalents, beginning of period	31.5	55.7

Cash and cash equivalents, end of period	$42.9	$59.8

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	June 30	December 31	June 30
	2011	2010	2010
Assets
Current assets
Cash and cash equivalents	$42.9	$31.5	$59.8
Short-term investments	52.7	70.6	66.6
Receivables, less allowances of $41.7, $27.6 and $50.1, respectively	289.4	472.4	268.1
Gas in storage	59.2	163.9	53.4
Derivative instruments	36.6	49.1	44.4
Margin accounts - derivative instruments	33.8	50.9	52.6
Other	111.9	115.2	111.9
Total current assets	626.5	953.6	656.8

Property, plant and equipment, at cost
Gas distribution	4,795.3	4,733.6	4,646.1
Shipping	325.6	333.6	338.4
Other	89.1	60.5	44.9
Property, plant and equipment, at cost	5,210.0	5,127.7	5,029.4
Less accumulated depreciation	2,150.1	2,104.9	2,069.4
Total property, plant and equipment, net	3,059.9	3,022.8	2,960.0

Long-term investments	133.9	134.2	137.0
Other assets	387.8	385.9	373.7

Total assets	$4,208.1	$4,496.5	$4,127.5

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$-	$75.0
Short-term debt	66.0	425.0	107.0
Accounts payable	313.5	335.5	293.9
Customer credit balances and deposits	83.7	110.6	101.5
Temporary LIFO inventory liquidation	88.6	-	87.7
Derivative instruments	57.3	82.9	88.1
Other	111.5	120.3	107.8
Total current liabilities	720.6	1,074.3	861.0

Deferred credits and other liabilities
Regulatory asset retirement liability	866.9	843.9	825.7
Deferred income taxes	433.9	423.4	405.3
Health care and other postretirement benefits	231.5	229.7	201.0
Asset retirement obligation	195.2	190.9	186.5
Other	137.8	132.0	136.5
Total deferred credits and other liabilities	1,865.3	1,819.9	1,755.0

Commitments and contingencies

Capitalization
Long-term obligations	498.5	498.4	423.4
Common equity
Common stock	113.9	113.9	113.8
Paid-in capital	67.8	69.1	65.6
Retained earnings	955.6	934.1	923.1
Accumulated other comprehensive loss	(13.6)	(13.2)	(14.4)
Total common equity	1,123.7	1,103.9	1,088.1

Total capitalization	1,622.2	1,602.3	1,511.5

Total liabilities and capitalization	$4,208.1	$4,496.5	$4,127.5

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

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

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.  The approvals from Nicor shareholders and AGL Resources shareholders required in connection with the merger were received on June 14, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding have submitted testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission, which then issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

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

For the three and six months ended June 30, 2011, the company has incurred and expensed approximately $0.9 million and $2.4 million, respectively, of merger transaction costs.  These amounts do not include the cost of company personnel participating in efforts to develop integration plans for the combined entity.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

Gas in storage.  Nicor Gas’ inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2011 is expected to be restored prior to year-end.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  In the second quarter of 2011 and first quarter of 2010, Nicor Enerchange recorded a charge of $0.8 million and $5.0 million, respectively, resulting from lower of cost or market valuations.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	-	6.5	-
Bad debt rider	-	-	18.7
Other	10.5	7.4	7.2
Regulatory assets - noncurrent
Regulatory postretirement asset	185.6	193.3	187.6
Deferred gas costs	-	1.4	7.8
Deferred environmental costs	45.5	25.0	23.1
Unamortized losses on reacquired debt	12.6	13.1	13.7
Other	8.5	9.6	12.4
	$283.8	$277.4	$291.1

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Accrued gas costs	1.3	-	15.5
Bad debt rider	26.6	16.4	-
Other	2.4	7.7	12.8
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	866.9	843.9	825.7
Regulatory income tax liability	13.8	18.2	20.2
Bad debt rider	10.7	11.7	3.1
Other	1.2	.9	.8
	$940.1	$916.0	$892.6

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

Revenue recognition. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $29.3 million, $144.8 million and $32.0 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2011 were $31.0 million and $104.7 million, respectively, and $23.5 million and $96.4 million, respectively, for the same periods in 2010.

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

4.	INVESTMENTS

The company’s investments in debt and equity securities are as follows (in millions):

	June 30	December 31	June 30
	2011	2010	2010

Money market funds	$59.0	$82.9	$112.8
Corporate bonds	6.5	6.8	6.8
Other investments	9.4	8.5	8.2
	$74.9	$98.2	$127.8

Investments in debt and equity securities are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	June 30	December 31	June 30
	2011	2010	2010

Cash equivalents	$8.8	$12.6	$46.5
Short-term investments	52.7	70.6	66.6
Long-term investments	13.4	15.0	14.7
	$74.9	$98.2	$127.8

Investments categorized as trading (including money market funds) totaled $61.6 million, $85.0 million and $114.7 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at June 30, 2011 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	5-10 Years	Total

$2.0	$5.6	$.9	$8.5

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.4 million, $2.0 million and $4.3 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  In addition, at June 30, 2011 and December 31, 2010, the company held a $2.4 million investment in a port facility development venture carried at cost.

There were no significant gains or losses included in earnings resulting from the sale of investments for the three and six months ended June 30, 2011 and 2010.

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $66 million, $425 million and $107 million of commercial paper borrowings outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at June 30, 2011 and December 31, 2010 and $50 million at June 30, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

6.	INCOME TAXES

The effective income tax rate for the three months ended June 30, 2011 increased to 36.5 percent from 34.2 percent in the prior year.  The higher effective income tax rate for the three months ended June 30, 2011 is due primarily to lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).  The effective income tax rate for the six months ended June 30, 2011 decreased to 31.4 percent from 32.6 percent in the prior year.  The lower effective income tax rate for the six months ended June 30, 2011 is due to an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income, partially offset by lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended June 30, 2011 and 2010, an income tax benefit (expense) has not been recognized (provided) on approximately $4 million and $(2) million, respectively, of foreign company shipping losses (earnings).  For the six months ended June 30, 2011 and 2010, an income tax benefit has not been recognized on approximately $8 million and $1 million, respectively, of foreign company shipping losses.  As of June 30, 2011, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $162 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At June 30, 2011, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  The company had no liability for unrecognized tax benefits at June 30, 2011.  The decrease in the liability for unrecognized tax benefits from $2.9 million at December 31, 2010 was due to a reduction in state tax reserves.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at June 30, 2011, December 31, 2010 and June 30, 2010 was $23.4 million, $24.3 million and $24.2 million, respectively.

7.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011
Assets
Money market funds	$59.0	$-	$-	$59.0
Commodity derivatives	11.4	27.4	9.2	48.0
	$70.4	$27.4	$9.2	$107.0

Liabilities
Commodity derivatives	$36.5	$23.2	$1.7	$61.4
Interest rate derivatives	-	5.0	-	5.0
	$36.5	$28.2	$1.7	$66.4

December 31, 2010
Assets
Money market funds	$82.9	$-	$-	$82.9
Commodity derivatives	21.3	35.7	9.3	66.3
Interest rate derivative	-	1.0	-	1.0
	$104.2	$36.7	$9.3	$150.2

Liabilities
Commodity derivatives	$55.4	$31.3	$12.3	$99.0
Interest rate derivative	-	3.2	-	3.2
	$55.4	$34.5	$12.3	$102.2

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Assets
Money market funds	$112.8	$-	$-	$112.8
Commodity derivatives	20.7	27.5	10.2	58.4
	$133.5	$27.5	$10.2	$171.2

Liabilities
Commodity derivatives	$56.4	$50.4	$3.1	$109.9
Interest rate derivative	-	4.5	-	4.5
	$56.4	$54.9	$3.1	$114.4

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Beginning of period	$(3.8)	$(7.6)	$(3.0)	$5.0
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	2.2	.5	5.1	(.8)
Included in net income	(.1)	(.5)	(.5)	(6.8)
Settlements, net of purchases**	2.0	3.1	.5	3.9
Transfers into Level 3	-	2.8	1.5	2.8
Transfers out of Level 3	7.2	8.8	3.9	3.0
End of period	$7.5	$7.1	$7.5	$7.1

Net unrealized gains (losses) included in net income above relating to derivatives still held at June 30	$.6	$(.2)	$.5	$.9

** There were no purchases for the three and six months ended June 30, 2011.

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$33.8	$50.9	$52.6
Other - noncurrent	3.8	8.1	13.5

Liabilities
Other - current	$.3	$-	$1.9
Other - noncurrent	.6	-	3.1

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2011, December 31, 2010 and June 30, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $566 million, $554 million and $561 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Derivatives designated as hedging instruments
Assets
Derivative instruments	$.3	$.4	$.1
Other - noncurrent	-	1.0	-
	$.3	$1.4	$.1

Liabilities
Derivative instruments	$.8	$2.2	$1.6
Other - noncurrent	-	3.2	4.7
	$.8	$5.4	$6.3

	June 30	December 31	June 30
	2011	2010	2010
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$36.3	$48.7	$44.3
Other - noncurrent	11.4	17.2	14.0
	$47.7	$65.9	$58.3

Liabilities
Derivative instruments	$56.5	$80.7	$86.5
Other - noncurrent	9.1	16.1	21.6
	$65.6	$96.8	$108.1

Volumes.  As of June 30, 2011, December 31, 2010 and June 30, 2010, Nicor Gas held outstanding derivative contracts of approximately 43 Bcf, 49 Bcf and 53 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning as long as three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 3.9 Bcf as of June 30, 2011 and December 31, 2010 and 2.6 Bcf as of June 30, 2010.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at June 30, 2011 and December 31, 2010 and $50 million at June 30, 2010. The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

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

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Pretax loss recognized in other comprehensive income	$3.5	$4.3	$3.3	$7.3

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
Location	2011	2010	2011	2010
Operating revenues	$.1	$.6	$1.4	$1.0
Operating and maintenance	.2	.3	.5	.6
	$.3	$.9	$1.9	$1.6

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011, December 31, 2010 and June 30, 2010, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at June 30, 2011, December 31, 2010 and June 30, 2010 was $0.8 million ($0.4 million after taxes), $2.0 million ($1.2 million after taxes) and $2.1 million ($1.3 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swaps will be amortized to interest expense upon the issuance of long-term fixed-rate debt.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at June 30, 2011, December 31, 2010 and June 30, 2010 was $5.0 million ($3.0 million after taxes), $2.2 million ($1.3 million after taxes) and $4.5 million ($2.7 million after taxes), respectively.

Condensed Consolidated Statements of Income – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by the company’s other energy ventures, to hedge energy trading activities and utility-bill management products, are recorded in operating revenues.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net gains (losses) recognized in income are summarized in the table below (in millions):

	Three months ended June 30		Six months ended June 30
Location	2011	2010	2011	2010
Operating revenues	$(4.0)	$(.4)	$(4.2)	$(1.4)
Operating and maintenance	-	.2	(.1)	(.7)
	$(4.0)	$(.2)	$(4.3)	$(2.1)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three and six months ended June 30, 2011 were $(7.2) million and $(3.6) million, respectively, and $16.2 million and $(74.1) million, respectively, for the same periods in 2010.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2011, December 31,

 2010 and June 30, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $5 million, $12 million and $22 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $4 million, $11 million and $21 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended June 30
Service cost	$2.5	$2.5	$.6	$.5
Interest cost	4.1	4.0	3.0	2.9
Expected return on plan assets	(7.8)	(7.3)	-	-
Recognized net actuarial loss	2.4	2.9	1.5	1.1
Amortization of prior service cost	.1	.1	.1	.1
Net benefit cost	$1.3	$2.2	$5.2	$4.6

Six months ended June 30
Service cost	$5.0	$4.9	$1.2	$1.1
Interest cost	8.2	8.0	6.1	5.9
Expected return on plan assets	(15.6)	(14.5)	-	-
Recognized net actuarial loss	4.8	5.9	3.0	2.1
Amortization of prior service cost	.2	.2	.1	.1
Net benefit cost	$2.6	$4.5	$10.4	$9.2

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

10.	EQUITY INVESTMENT INCOME, NET

Equity investment income includes investment income from Triton of $3.2 million and $7.4 million for the three and six months ended June 30, 2011, respectively, and $1.8 million and $3.2 million, respectively, for the same periods in 2010.  Nicor received cash distributions from equity investees for the three and six months ended June 30, 2011 of $4.1 million and $8.2 million, respectively, and $5.4 million and $7.9 million, respectively, for the same periods in 2010.

11.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$19.2	$24.2	$64.4	$84.7
Other comprehensive loss, after tax	(1.8)	(2.0)	(.4)	(3.4)
Total comprehensive income	$17.4	$22.2	$64.0	$81.3

Other comprehensive loss consists primarily of net gains and losses from derivative financial instruments accounted for as cash flow hedges and gains and losses from postretirement benefits.

12.	BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Gas distribution
Operating revenues
External customers	$350.5	$292.3	$1,250.3	$1,342.3
Intersegment	8.4	7.2	24.4	26.0
	$358.9	$299.5	$1,274.7	$1,368.3

Operating income	$27.9	$27.4	$93.8	$120.6

Shipping
Operating revenues
External customers	$79.9	$86.0	$160.7	$169.5
Intersegment	-	-	-	-
	$79.9	$86.0	$160.7	$169.5

Operating income (loss)	$(.3)	$4.2	$(1.5)	$3.7

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$7.1	$7.8	$11.2	$13.4
Intersegment	1.5	2.5	7.7	8.2
	$8.6	$10.3	$18.9	$21.6

Operating income	$1.5	$2.7	$4.6	$7.4

Other
Operating revenues
External customers	$39.5	$39.5	$91.8	$93.3
Intersegment	.4	.5	.8	1.1
	$39.9	$40.0	$92.6	$94.4

Operating income	$7.9	$8.7	$9.3	$8.4

Corporate and eliminations
Operating revenues
External customers	$-	$-	$-	$-
Intersegment	(10.3)	(10.2)	(32.9)	(35.3)
	$(10.3)	$(10.2)	$(32.9)	$(35.3)

Operating income (loss)	$(1.8)	$.4	$(5.2)	$(.7)

Consolidated
Operating revenues
External customers	$477.0	$425.6	$1,514.0	$1,618.5
Intersegment	-	-	-	-
	$477.0	$425.6	$1,514.0	$1,618.5

Operating income	$35.2	$43.4	$101.0	$139.4

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

Benefits (costs) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to variances from normal weather for the three and six months ended June 30, 2011 were $(0.6) million and $(2.3) million, respectively, and $0.9 million and $(0.4) million, respectively, for the same periods in 2010.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This benefit (cost) is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  Additionally, operating income of corporate and eliminations includes merger transaction costs of approximately $0.9 million and $2.4 million, respectively, for the three and six months ended June 30, 2011.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period beginning June 2011.

14.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were insignificant at June 30, 2011.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees. Directly or through a subsidiary, Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $3.1 million and $5.9 million were incurred in the three and six months ended June 30, 2011, respectively, and $2.4 million and $4.8 million, respectively, for the same periods in 2010.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2011.

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

On May 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation, Nicor and the other named defendants signed a memorandum of understanding with the plaintiffs to settle the Consolidated Action and the Federal Action.  This memorandum of understanding provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims.  The asserted claims will not be released until such stipulation of settlement is approved by the court.  Additionally, as part of the memorandum of understanding, Nicor and AGL Resources made certain additional disclosures related to the proposed merger.  Finally, in connection with the proposed settlement, plaintiffs intend to seek, and the defendants have agreed to pay, an award of attorneys fees and expenses of $675,000, subject to court approval.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2011, Nicor Gas had remaining an estimated liability of $0.5 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

As of June 30, 2011, the company had recorded a liability in connection with these matters of $52.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers.  Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed in state court in Cook County, Illinois against Nicor Services and Nicor Gas, and in one case against Nicor.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased the Gas Line Comfort Guard product from Nicor Services.  In these actions, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Nicor Advanced Energy Lock 12 Action.  In March 2011, a putative class action lawsuit was filed against Nicor and Nicor Advanced Energy.  The plaintiff alleged that the marketing and sale of the Lock 12 plan offered by Nicor Advanced Energy violated the Illinois Consumer Fraud and Deceptive Business Practices Act and resulted in unjust enrichment of Nicor and Nicor Advanced Energy.  The plaintiff sought compensatory damages, interest, costs and attorneys fees on behalf of the class of former Nicor Gas customers who switched to the Lock 12 plan.  In July 2011, Nicor and Nicor Advanced Energy entered into a settlement for an immaterial amount with the plaintiff and the lawsuit has been dismissed with prejudice.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$19.2	$24.2	$64.4	$84.7

Diluted earnings per common share	$.42	$.53	$1.40	$1.85

Comparisons of the three months ended results reflect higher operating income in the company’s gas distribution business, higher equity investment income and lower interest expense, which were more than offset by lower operating results in the company’s shipping and other energy-related businesses, lower corporate operating results and a higher effective income tax rate.  Comparisons of the six months ended results reflect lower operating results in the company’s gas distribution, shipping, other energy-related businesses and corporate, partially offset by higher equity investment income, lower interest expense and a lower effective income tax rate.

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

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.  The approvals from Nicor shareholders and AGL Resources shareholders required in connection with the merger were received on June 14, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding have submitted testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission, which then issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

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

For the three and six months ended June 30, 2011, the company has incurred and expensed approximately $0.9 million and $2.4 million, respectively, of merger transaction costs.  These amounts do not include the cost of company personnel participating in efforts to develop integration plans for the combined entity.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period beginning June 2011.

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

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Gas distribution	$27.9	$27.4	$93.8	$120.6
Shipping	(.3)	4.2	(1.5)	3.7
Other energy ventures	9.4	11.4	13.9	15.8
Corporate and eliminations	(1.8)	.4	(5.2)	(.7)
	$35.2	$43.4	$101.0	$139.4

The following summarizes operating income (loss) comparisons by the company’s major businesses:

•
Gas distribution operating income increased $0.5 million for the three months ended June 30, 2011 compared to the prior year due to lower operating and maintenance expense ($12.7 million decrease), partially offset by lower gas distribution margin ($11.0 million decrease) and higher depreciation expense ($1.2 million increase).

Gas distribution operating income decreased $26.8 million for the six months ended June 30, 2011 compared to the prior year due primarily to lower gas distribution margin ($16.9 million decrease), higher operating and maintenance expense ($7.1 million increase) and higher depreciation expense ($2.3 million increase).

•
Shipping operating results decreased $4.5 million for the three months ended June 30, 2011 compared to the prior year due to lower operating revenues ($6.1 million decrease), which were partially offset by lower operating expenses ($1.6 million decrease).  Lower operating revenues were due to lower volumes shipped, partially offset by higher average rates.  Operating expenses were lower due to higher property and equipment sale gains and lower transportation-related costs.

Shipping operating results decreased $5.2 million for the six months ended June 30, 2011 compared to the prior year due to lower operating revenues ($8.8 million decrease), which were partially offset by lower operating expenses ($3.6 million decrease).  Lower operating revenues were due to lower volumes shipped, partially offset by higher average rates.  Operating expenses were lower due to lower transportation-related costs, higher property and equipment sale gains and lower payroll and benefit-related costs.

•
Nicor’s other energy ventures operating income decreased $2.0 million for the three months ended June 30, 2011 compared to the prior year due primarily to lower operating income at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($1.2 million decrease).  Lower operating income at Nicor Enerchange was due to unfavorable costing of physical sales activity and unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Nicor’s other energy ventures operating income decreased $1.9 million for the six months ended June 30, 2011 compared to the prior year due primarily to lower operating income at Nicor Enerchange ($2.8 million decrease), partially offset by higher operating income at Nicor’s energy-related products and services businesses ($1.4 million increase).  Lower operating income at Nicor Enerchange was due to unfavorable costing of physical sales activity and unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($3.2 million decrease), partially offset by lower operating revenues ($1.8 million decrease).

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

•
Corporate and eliminations operating results decreased $2.2 million and $4.5 million for the three and six months ended June 30, 2011, respectively, compared to the prior year due primarily to current year merger transaction costs ($0.9 million and $2.4 million, respectively) and higher costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related product and services businesses ($1.5 million and $1.9 million increases, respectively).  The company recorded $0.6 million and $2.3 million of costs associated with the natural weather hedge for the three and six months ended June 30, 2011, respectively, compared to $0.9 million of benefits and $0.4 million of costs recorded in the same periods in 2010.  Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Gas distribution	$358.9	$299.5	$1,274.7	$1,368.3
Shipping	79.9	86.0	160.7	169.5
Other energy ventures	48.5	50.3	111.5	116.0
Corporate and eliminations	(10.3)	(10.2)	(32.9)	(35.3)
	$477.0	$425.6	$1,514.0	$1,618.5

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Gas distribution operating revenues increased $59.4 million for the three months ended June 30, 2011 compared to the prior year due primarily to the impact of colder weather (approximately $50 million increase).  Gas distribution operating revenues decreased $93.6 million for the six months ended June 30, 2011 compared to the prior year due primarily to lower natural gas costs (approximately $155 million decrease), partially offset by the impact of colder weather (approximately $70 million increase).

Shipping operating revenues decreased $6.1 million and $8.8 million for the three and six months ended June 30, 2011, respectively, compared to the prior year due to lower volumes shipped ($14.0 million and $22.1 million decreases, respectively), partially offset by higher average rates ($7.9 million and $13.3 million increases, respectively).  Volumes shipped were adversely impacted by the continued economic slowdown and increased competition.  Higher average rates were due primarily to an increase in both base rates and cost-recovery surcharges for fuel.

Nicor’s other energy ventures operating revenues decreased $1.8 million for the three months ended June 30, 2011 compared to the prior year due primarily to lower operating revenues at Nicor Enerchange ($1.7 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable costing of physical sales activity and unfavorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.

Nicor’s other energy ventures operating revenues decreased $4.5 million for the six months ended June 30, 2011 compared to the prior year due to lower operating revenues at Nicor Enerchange ($2.7 million decrease) and at Nicor’s energy-related products and services businesses ($1.8 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable costing of physical sales activity and unfavorable changes in valuations of derivative instruments used to hedge purchases and sales of natural gas inventory, partially offset by favorable results from the company’s risk management services associated with hedging the product risks of the utility-bill management contracts offered by Nicor’s energy-related products and services businesses.  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract attributable to lower average natural gas prices, partially offset by higher average contract volumes.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Gas distribution revenues	$358.9	$299.5	$1,274.7	$1,368.3
Cost of gas	(181.8)	(118.9)	(821.8)	(906.8)
Revenue tax expense	(31.0)	(23.5)	(104.7)	(96.4)
Gas distribution margin	$146.1	$157.1	$348.2	$365.1

Gas distribution margin decreased $11.0 million for the three months ended June 30, 2011 compared to the prior year.  Gas distribution margin includes the revenue from the riders noted above which totaled $0.5 million and $16.5 million for the three months ended June 30, 2011 and 2010, respectively.  Gas distribution margin excluding those riders increased $5.0 million for the three months ended June 30, 2011 compared to the prior year due to the impact of colder weather (approximately $5 million increase).  Gas distribution margin decreased $16.9 million for the six months ended June 30, 2011 compared to the prior year.  Revenue from the riders noted above totaled $1.9 million and $25.9 million for the six months ended June 30, 2011 and 2010, respectively.  Gas distribution margin excluding those riders increased $7.1 million for the six months ended June 30, 2011 compared to the prior year due to the impact of colder weather (approximately $8 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense decreased $12.7 million for the three months ended June 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $16.0 million for the three months ended June 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $3.3 million for the three months ended June 30, 2011 compared to the prior year due primarily to higher bad debt expense ($2.4 million increase).  Total bad debt expense, including the impact of the bad debt rider, for the three months ended June 30, 2011 was $7.8 million compared to $17.3 million in the prior year.  Bad debt expense in 2011 and 2010 includes $10.0 million and $7.6 million, respectively, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(2.2) million and $9.7 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.

Gas distribution operating and maintenance expense increased $7.1 million for the six months ended June 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $24.0 million for the six months ended June 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $31.1 million for the six months ended June 30, 2011 compared to the prior year due to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower company-use and storage-related gas costs ($0.9 million decrease).  Total bad debt expense, including the impact of the bad debt rider, for the six months ended June 30, 2011 was $34.7 million compared to $18.7 million in the prior year.  Bad debt expense in 2011 and 2010 includes $37.1 million and $37.3 million, respectively, based on gas distribution revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $(2.4) million and $13.1 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 also includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009.

Shipping operating expenses.  Shipping operating expenses decreased $1.6 million for the three months ended June 30, 2011 compared to the prior year due to higher property and equipment sale gains ($1.4 million increase) and lower transportation-related costs ($0.8 million decrease, attributable to lower volumes shipped, partially offset by higher fuel prices).  Shipping operating expenses decreased $3.6 million for the six months ended June 30, 2011 compared to the prior year due to lower transportation-related costs ($1.3 million decrease, attributable to lower volumes shipped, partially offset by higher fuel prices), higher property and equipment sale gains ($1.3 million increase) and lower payroll and benefit-related costs ($1.2 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $2.6 million for the six months ended June 30, 2011 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($3.2 million decrease) attributable to lower average cost per utility-bill management contract resulting from lower average natural gas prices.

Interest expense.  Interest expense decreased $1.0 million for the three months ended June 30, 2011 compared to the prior year due to lower average interest rates.  Interest expense decreased $3.1 million for the six months ended June 30, 2011 compared to the prior year due to an interest refund related to income tax matters and lower average interest rates.  Lower average interest rates were due to the February 2011 refinancing of $75 million First Mortgage Bonds.

Net equity investment income.  Net equity investment income increased $1.2 million and $4.1 million, respectively, for the three and six months ended June 30, 2011 compared to the corresponding prior year periods due to an increase in income from the company’s investment in Triton ($1.4 million and $4.2 million increases, respectively).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended June 30, 2011 and 2010, an income tax benefit (expense) has not been recognized (provided) on approximately $4 million and $(2) million, respectively, of foreign company shipping losses (earnings).  For the six months ended June 30, 2011 and 2010, an income tax benefit has not been recognized on approximately $8 million and $1 million, respectively, of foreign company shipping losses.  As of June 30, 2011, Nicor has not recorded deferred income taxes of approximately $57 million on approximately $162 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended June 30, 2011 increased to 36.5 percent from 34.2 percent in the prior year.  The higher effective income tax rate for the three months ended June 30, 2011 is due primarily to lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).  The effective income tax rate for the six months ended June 30, 2011 decreased to 31.4 percent from 32.6 percent in the prior-year.  The lower effective income tax rate for the six months ended June 30, 2011 is due to an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income, partially offset by lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Nicor Inc.
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Operating revenues (millions)
Sales
Residential	$219.8	$179.5	$823.1	$895.4
Commercial	54.3	40.7	208.2	226.0
Industrial	6.3	4.2	25.2	26.1
	280.4	224.4	1,056.5	1,147.5
Transportation
Residential	9.7	10.0	23.3	24.3
Commercial	16.1	15.2	41.0	39.8
Industrial	9.6	9.1	20.5	19.6
Other	1.3	-	2.0	1.4
	36.7	34.3	86.8	85.1
Other revenues
Revenue taxes	31.4	23.9	106.3	97.8
Environmental cost recovery	2.0	1.2	7.6	8.1
Chicago Hub	.2	.6	1.3	2.1
Other	8.2	15.1	16.2	27.7
	41.8	40.8	131.4	135.7
	$358.9	$299.5	$1,274.7	$1,368.3
Deliveries (Bcf)
Sales
Residential	27.7	20.2	123.8	110.9
Commercial	7.4	5.4	32.3	29.4
Industrial	1.0	.6	4.3	3.6
	36.1	26.2	160.4	143.9
Transportation
Residential	3.1	2.4	14.3	13.6
Commercial	13.6	11.1	51.4	47.5
Industrial	23.8	22.0	54.8	51.8
	40.5	35.5	120.5	112.9
	76.6	61.7	280.9	256.8
Customers at end of period (thousands)
Sales
Residential	1,794	1,777
Commercial	134	131
Industrial	8	8
	1,936	1,916
Transportation
Residential	200	208
Commercial	46	48
Industrial	4	5
	250	261
	2,186	2,177

Other statistics
Degree days	755	463	3,954	3,489
Colder (warmer) than normal (1)	22%	(25)%	12%	(1)%
Average gas cost per Mcf sold	$4.87	$4.39	$5.01	$6.17

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year.

Shipping Statistics
	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

TEUs shipped (thousands)	36.5	43.6	74.9	86.1
Revenue per TEU	$2,192	$1,975	$2,146	$1,969
At end of period
Ports served	25	25
Vessels operated	14	15

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

Net cash flow provided from operating activities decreased $6.6 million for the six months ended June 30, 2011 compared to the prior year.  The significant factors contributing to the decrease in cash flow are primarily a result of changes in natural gas prices and include:
•	a decrease of $59 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider;
•	a decrease of $41 million from changes in receivables due to higher receivables at the end of 2009 versus 2010 and higher receivables in June 2011 versus June 2010;
•	an increase of $39 million from higher cash used to pay accounts payable balances in the prior year;
•	an increase of $23 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments.

In addition, the company had lower volumes of gas in storage at the end of June 2011 compared to 2010.

Investing activities.  Net cash flow used for investing activities increased $5.4 million for the six months ended June 30, 2011 compared to the prior year due primarily to an increase of $24 million in capital expenditures related to the development of a natural gas storage facility by Central Valley.

Financing activities.  The current credit ratings for Nicor and Nicor Gas have not changed since the filing of the 2010 Annual Report on Form 10-K. In the second quarter of 2011, Standard & Poor’s affirmed their credit ratings for both Nicor and Nicor Gas.  Nicor and Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

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

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at June 30, 2011 and December 31, 2010 and $50 million at June 30, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include rating triggers or material adverse change provisions.

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $66 million, $425 million and $107 million of commercial paper borrowings outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Commercial paper borrowing levels are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Maximum borrowing	$142.2	$218.0	$425.0	$494.0
Minimum borrowing	-	-	-	-
Average borrowing	32.0	81.4	163.6	222.8

The average borrowing levels are calculated using average daily balances for each day during the period.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Common stock.  In 2011, the company repurchased common stock in the open market to satisfy common stock issuances under share-based compensation arrangements and the company’s dividend reinvestment plan.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the six months ended June 30, 2011.  This quarterly dividend rate was also applicable in 2010.  The company paid dividends on its common stock of $42.7 million and $42.4 million for the six months ended June 30, 2011 and 2010, respectively.  Pursuant to the Merger Agreement, Nicor is restricted from paying a dividend in excess of $0.465 per share in any quarter.  Other than the Merger Agreement, Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

OTHER MATTERS

Storage Projects.  Central Valley is developing an underground natural gas storage facility in the Sacramento River valley of north-central California and plans to provide approximately 11 Bcf of working natural gas capacity, offering flexible, high deliverability multi-cycle services and interconnection to a regional pipeline.  In October 2010, the CPUC approved Central Valley’s Certificate of Public Convenience and Necessity to construct and operate the storage facility.  Central Valley initiated the on-site phases of construction activity in April of 2011 and expects construction to be completed and firm storage services to commence in early 2012.  The company estimates the net capital cost for the Central Valley project to be approximately $135 million.

Nicor is also participating in a natural gas storage development joint venture known as Sawgrass Storage. In July 2011, Sawgrass Storage applied for a Certificate of Public Convenience and Necessity with the FERC to construct and operate a natural gas storage facility located near Monroe, Louisiana.  Under its plan, Sawgrass Storage would initially provide 30 Bcf of working gas capacity offering flexible services at market-based rates.  Sawgrass plans to initiate construction activity in 2012, subject to certain conditions, including receiving all the requisite permits and approvals, with firm storage services commencing in 2013.

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  In May 2011, the ICC approved an energy efficiency plan for Nicor Gas.  Under its approved plan, the company estimates that it would bill approximately $155 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties intervened in the proceeding (the “operating agreement proceeding”) and sought modifications on a prospective basis to the operating agreement.  Among the proposals were several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products.  Nicor Gas opposes certain of the proposed modifications.  If these proposed modifications to the operating agreement are approved by the ICC, it would require changes in the way Nicor Services provides its warranty products and could adversely impact the future profitability of these products.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding has determined to address the matters raised in the operating agreement proceeding in the merger proceeding.

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

Synthetic Natural Gas Plant Legislation.  In July 2011, the governor of Illinois signed legislation regarding a proposed synthetic natural gas plant.  The new law requires Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2012, 2014 and 2016, or (b) purchase synthetic natural gas from the plant under a 30-year firm contract approved by the Illinois Power Authority and the ICC at a cost that may exceed the market price of natural gas.  The new law provides that prices paid by the utilities for synthetic natural gas purchased from the plant under approved contracts are to be considered prudent and not subject to review or disallowance by the ICC.  There is similar legislation regarding a second proposed synthetic natural gas plant that is pending the governor’s signature.

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

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2011.

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

On May 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation, Nicor and the other named defendants signed a memorandum of understanding with the plaintiffs to settle the Consolidated Action and the Federal Action.  This memorandum of understanding provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims.  The asserted claims will not be released until such stipulation of settlement is approved by the court.  Additionally, as part of the memorandum of understanding, Nicor and AGL Resources made certain additional disclosures related to the proposed merger.  Finally, in connection with the proposed settlement, plaintiffs intend to seek, and the defendants have agreed to pay, an award of attorneys fees and expenses of $675,000, subject to court approval.

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

Item 1A.  Risk Factors

The following factors are updated risk factors related to the proposed merger with AGL Resources since the filing of the 2010 Annual Report on Form 10-K to reflect certain subsequent regulatory approvals, shareholder approval by both companies and the execution of a Memorandum of Understanding relating to the shareholder litigation.  The risks described below should be carefully considered in addition to the other risks described in the 2010 Annual Report on Form 10-K, other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor’s other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  Additionally, see the joint proxy/prospectus contained in the registration statement on Form S-4 filed by AGL Resources on April 29, 2011.

Risks Related to the Proposed Merger with AGL Resources

The merger may not be completed, which could adversely affect Nicor’s business operations and stock price.

AGL Resources and Nicor have not yet obtained the approval of the ICC required to complete the merger.  The ICC could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger.  If this approval is not received, or it is not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither AGL Resources nor Nicor will be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions, which may not be satisfied or waived.  If AGL Resources and Nicor are unable to complete the merger, Nicor would be subject to a number of risks, including, but not limited to, the following:

•	Nicor would not realize the anticipated benefits of the merger, including, among other things, increased operating efficiencies;
•	the attention of Nicor’s management may have been diverted to the merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to Nicor;
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;
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

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

To complete the merger, AGL Resources and Nicor need to obtain approval from the ICC.

While Nicor believes that they will receive the required statutory approval, there can be no assurance as to the receipt or the timing of the receipt of the approval.  If approval is received, the ICC may impose terms (i) that do not satisfy the conditions set forth in the Merger Agreement, which could permit AGL Resources or Nicor to terminate the Merger Agreement or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the merger. A substantial delay in obtaining the required approval or the imposition of unfavorable terms, conditions or restrictions contained in such approval could prevent the completion of the merger or have an adverse effect on the anticipated benefits of the merger, thereby impacting the business, financial condition, or results of operations of the combined company.

The Department of Justice and the Federal Trade Commission have granted AGL Resources and Nicor early termination of the waiting period under the Hart-Scott-Rodino Act, the SEC has declared effective AGL Resources' registration statement on Form S-4, approval has been received from the California Public Utilities Commission to transfer ownership of Central Valley Gas Storage from Nicor to AGL Resources, and AGL Resources and Nicor held special shareholder meetings where the shareholders of both companies approved the merger. Additionally, the parties involved in the shareholder litigation have entered into an agreement to resolve all of the pending lawsuits, subject to court approval.

Even though the statutory antitrust law waiting period has expired, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

The merger may be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.

AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”) and the Maryland Public Service Commission (“Maryland Commission”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU or Maryland Commission is required to complete the merger. In May 2011, the Maryland Commission issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction. It is possible that the NJBPU will open proceedings to determine whether they have jurisdiction over the merger. In the event that they are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program since 2002.  As of June 30, 2011, $21.5 million remained authorized for the repurchase of common stock.

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

Nicor Inc.

August 3, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)