Form 10-Q
period 2011-09-30
NICOR INC
filed 2011-11-01
CIK 72020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, par value $2.50, outstanding at October 25, 2011, were 45,545,154 shares.

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

IPA.  Illinois Power Agency.

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

SNG.  Substitute natural gas, a synthetic form of gas manufactured from coal.

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

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Inc.
Condensed Consolidated Statements of Income (Unaudited)
(millions, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenues
Gas distribution (includes revenue taxes of $14.4, $14.0, $120.7 and $111.8, respectively)	$239.9	$233.5	$1,514.6	$1,601.8
Shipping	78.4	83.9	239.1	253.4
Other energy ventures	35.8	41.2	147.3	157.2
Corporate and eliminations	(5.7)	(6.1)	(38.6)	(41.4)
Total operating revenues	348.4	352.5	1,862.4	1,971.0

Operating expenses
Gas distribution
Cost of gas	92.9	75.5	914.7	982.3
Operating and maintenance	60.0	74.2	210.0	217.1
Depreciation	47.1	45.9	141.3	137.8
Taxes, other than income taxes	18.6	18.3	133.5	124.4
Other	-	(1.3)	-	(1.3)
Shipping	82.1	80.3	244.3	246.1
Other energy ventures	34.1	34.1	131.7	134.3
Other corporate expenses and eliminations	(4.7)	(4.9)	(32.4)	(39.5)
Total operating expenses	330.1	322.1	1,743.1	1,801.2

Operating income	18.3	30.4	119.3	169.8
Interest expense, net of amounts capitalized	8.5	9.7	24.1	28.4
Equity investment income, net	4.3	1.5	12.0	5.1
Other income, net	.5	.5	1.3	1.9

Income before income taxes	14.6	22.7	108.5	148.4
Income tax expense, net of benefits	8.9	9.1	38.4	50.1

Net income	$5.7	$13.6	$70.1	$98.3

Average shares of common stock outstanding
Basic	45.9	45.7	45.9	45.6
Diluted	46.0	45.9	45.9	45.8

Earnings per average share of common stock
Basic	$.12	$.30	$1.52	$2.16
Diluted	.12	.30	1.52	2.15

Dividends declared per share of common stock	$.465	$.465	$1.395	$1.395

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Nine months ended
	September 30
	2011	2010

Operating activities
Net income	$70.1	$98.3
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	155.4	151.9
Deferred income tax expense (benefit)	2.0	(9.9)
Changes in assets and liabilities:
Receivables, less allowances	241.1	256.4
Gas in storage	(76.3)	(90.6)
Deferred/accrued gas costs	(9.2)	6.9
Derivative instruments	(9.1)	6.6
Margin accounts - derivative instruments	33.5	(1.7)
Other assets	(9.7)	23.2
Accounts payable	(39.6)	(68.1)
Customer credit balances and deposits	(1.3)	(10.5)
Other liabilities	20.1	(6.3)
Other items	(11.9)	(8.4)
Net cash flow provided from operating activities	365.1	347.8

Investing activities
Additions to property, plant & equipment	(190.5)	(148.7)
Purchases of held-to-maturity securities	-	(8.0)
Net decrease in other short-term investments	20.0	10.8
Other investing activities	(1.5)	(1.6)
Net cash flow used for investing activities	(172.0)	(147.5)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(112.4)	(120.7)
Debt issuance costs	(1.5)	(5.8)
Dividends paid	(64.0)	(63.8)
Repurchases of common stock	(11.1)	(.3)
Proceeds from exercise of stock options	5.9	9.0
Other financing activities	.1	.7
Net cash flow used for financing activities	(183.0)	(180.9)

Net increase in cash and cash equivalents	10.1	19.4

Cash and cash equivalents, beginning of period	31.5	55.7

Cash and cash equivalents, end of period	$41.6	$75.1

The accompanying notes are an integral part of these statements.

Nicor Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	September 30	December 31	September 30
	2011	2010	2010
Assets
Current assets
Cash and cash equivalents	$41.6	$31.5	$75.1
Short-term investments	52.8	70.6	66.8
Receivables, less allowances of $27.1, $27.6 and $37.7, respectively	231.5	472.4	235.7
Gas in storage	240.2	163.9	227.8
Derivative instruments	49.6	49.1	70.4
Margin accounts - derivative instruments	27.5	50.9	58.8
Other	144.8	115.2	148.8
Total current assets	788.0	953.6	883.4

Property, plant and equipment, at cost
Gas distribution	4,841.7	4,733.6	4,680.3
Shipping	323.7	333.6	332.2
Other	112.9	60.5	48.1
Property, plant and equipment, at cost	5,278.3	5,127.7	5,060.6
Less accumulated depreciation	2,172.6	2,104.9	2,081.1
Total property, plant and equipment, net	3,105.7	3,022.8	2,979.5

Long-term investments	134.6	134.2	133.9
Other assets	381.9	385.9	373.6

Total assets	$4,410.2	$4,496.5	$4,370.4

Liabilities and Capitalization
Current liabilities
Long-term debt due within one year	$-	$-	$75.0
Short-term debt	312.6	425.0	373.3
Accounts payable	305.8	335.5	285.8
Customer credit balances and deposits	109.3	110.6	131.2
Derivative instruments	80.3	82.9	115.9
Other	116.3	120.3	96.3
Total current liabilities	924.3	1,074.3	1,077.5

Deferred credits and other liabilities
Regulatory asset retirement liability	878.5	843.9	836.0
Deferred income taxes	437.1	423.4	416.2
Health care and other postretirement benefits	232.6	229.7	201.9
Asset retirement obligation	197.3	190.9	188.6
Other	140.2	132.0	148.0
Total deferred credits and other liabilities	1,885.7	1,819.9	1,790.7

Commitments and contingencies

Capitalization
Long-term obligations	498.5	498.4	423.4
Common equity
Common stock	113.9	113.9	113.8
Paid-in capital	67.5	69.1	67.0
Retained earnings	939.9	934.1	915.4
Accumulated other comprehensive loss	(19.6)	(13.2)	(17.4)
Total common equity	1,101.7	1,103.9	1,078.8

Total capitalization	1,600.2	1,602.3	1,502.2

Total liabilities and capitalization	$4,410.2	$4,496.5	$4,370.4

The accompanying notes are an integral part of these statements.

Nicor Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the fourth quarter of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

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

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The ICC has eleven months to act upon the application, with their statutory deadline for action being December 16, 2011.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding submitted testimony and legal briefs, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  On September 29, 2011, the ALJ assigned by the ICC to preside over the proceeding issued a proposed order recommending approval of the proposed merger.  The ALJ also recommended imposing the condition that Nicor Gas no longer be permitted to provide sales solicitation for Nicor Services’ warranty products.  On October 13, 2011, briefs were filed to comment on the proposed order.  Testimony and legal briefs of the parties and the ALJ’s proposed order are available on the ICC’s website.  In ruling on the merger application, the ICC may accept, modify or reject the proposed order recommended by the ALJ.

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

For the three and nine months ended September 30, 2011, the company has incurred and expensed approximately $0.4 million and $2.8 million, respectively, of merger transaction costs.  These amounts do not include the cost of company personnel participating in efforts to develop integration plans for the combined entity which are included in operating expenses of the respective companies.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

Gas in storage.  Nicor Gas’ inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  At September 30, 2011 and 2010, there was no inventory decrement.

Nicor Enerchange’s inventory is carried at the lower of weighted-average cost or market (market is represented by the cash price per the close of business on the last trading day of the period).  Nicor Enerchange recorded charges resulting from lower of cost or market valuations for the three and nine months ended September 30, 2011 of $5.1 million and $5.9 million, respectively, and $2.4 million and $7.4 million, respectively, for the same periods in 2010.

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	17.7	6.5	18.1
Bad debt rider	-	-	4.2
Other	9.7	7.4	7.2
Regulatory assets - noncurrent
Regulatory postretirement asset	181.7	193.3	183.6
Deferred gas costs	-	1.4	4.3
Deferred environmental costs	46.6	25.0	24.8
Unamortized losses on reacquired debt	12.3	13.1	13.4
Other	6.7	9.6	11.4
	$295.8	$277.4	$287.6

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Bad debt rider	26.9	16.4	-
Other	2.3	7.7	11.5
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	878.5	843.9	836.0
Regulatory income tax liability	13.1	18.2	19.1
Bad debt rider	16.4	11.7	9.3
Other	1.5	.9	.9
	$955.9	$916.0	$891.3

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $34.7 million, $144.8 million and $29.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, related primarily to gas distribution operations.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2011 were $14.0 million and $118.7 million, respectively, and $13.8 million and $110.2 million, respectively, for the same periods in 2010.

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

4.	INVESTMENTS

The company’s investments in debt and equity securities are as follows (in millions):

	September 30	December 31	September 30
	2011	2010	2010

Money market funds	$59.0	$82.9	$128.8
Corporate bonds	6.5	6.8	6.8
Other investments	9.2	8.5	6.1
	$74.7	$98.2	$141.7

Investments in debt and equity securities are classified on the Condensed Consolidated Balance Sheets as follows (in millions):

	September 30	December 31	September 30
	2011	2010	2010

Cash equivalents	$8.7	$12.6	$62.3
Short-term investments	52.8	70.6	66.8
Long-term investments	13.2	15.0	12.6
	$74.7	$98.2	$141.7

Investments categorized as trading (including money market funds) totaled $61.3 million, $85.0 million and $130.8 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  Corporate bonds and certain other investments are categorized as held-to-maturity.  The contractual maturities of the held-to-maturity investments at September 30, 2011 are as follows (in millions):

Years to maturity
Less than 1 year	1-5 Years	Total

$2.1	$6.5	$8.6

Nicor’s investments also include certain restricted investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements.  These investments totaled $2.4 million, $2.0 million and $2.1 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  In addition, the company holds a $2.4 million investment in a port facility development venture carried at cost.

There were no significant gains or losses included in earnings resulting from the sale of investments for the three and nine months ended September 30, 2011 and 2010.

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $312.6 million, $425.0 million and $373.3 million of commercial paper borrowings outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at September 30, 2011, December 31, 2010 and September 30, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.

6.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2011 increased to 61.0 percent from 39.9 percent in the prior year.  The effective income tax rate for both quarters is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2011 increased to 35.4 percent from 33.7 percent in the prior year.  The higher effective income tax rate for the nine months ended September 30, 2011 is due primarily to lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate, partially offset by an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended September 30, 2011 and 2010, an income tax benefit (expense) has not been recognized (provided) on approximately $6 million and $(1) million, respectively, of foreign company shipping losses (earnings).  For the nine months ended September 30, 2011, an income tax benefit has not been recognized on approximately $14 million of foreign company shipping losses.  There were no significant untaxed foreign company shipping earnings for the nine months ended September 30, 2010.  As of September 30, 2011, Nicor has not recorded deferred income taxes of approximately $54 million on approximately $156 million of cumulative undistributed foreign earnings.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At September 30, 2011, the years that remain subject to examination include years beginning after 2007 for the IRS and after 2006 for the IDR.  The company had no liability for unrecognized tax benefits at September 30, 2011.  The decrease in the liability for unrecognized tax benefits from $2.9 million at December 31, 2010 was due to a reduction in state tax reserves.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at September 30, 2011, December 31, 2010 and September 30, 2010 was $22.9 million, $24.3 million and $23.7 million, respectively.

7.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2011
Assets
Money market funds	$59.0	$-	$-	$59.0
Commodity derivatives	22.0	32.4	7.2	61.6
	$81.0	$32.4	$7.2	$120.6

Liabilities
Commodity derivatives	$47.9	$23.3	$2.5	$73.7
Interest rate derivatives	-	13.7	-	13.7
	$47.9	$37.0	$2.5	$87.4
December 31, 2010
Assets
Money market funds	$82.9	$-	$-	$82.9
Commodity derivatives	21.3	35.7	9.3	66.3
Interest rate derivative	-	1.0	-	1.0
	$104.2	$36.7	$9.3	$150.2

Liabilities
Commodity derivatives	$55.4	$31.3	$12.3	$99.0
Interest rate derivative	-	3.2	-	3.2
	$55.4	$34.5	$12.3	$102.2

September 30, 2010
Assets
Money market funds	$128.8	$-	$-	$128.8
Commodity derivatives	42.0	42.4	9.0	93.4
	$170.8	$42.4	$9.0	$222.2

Liabilities
Commodity derivatives	$83.1	$40.6	$15.9	$139.6
Interest rate derivatives	-	7.5	-	7.5
	$83.1	$48.1	$15.9	$147.1

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Beginning of period	$7.5	$7.1	$(3.0)	$5.0
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(3.7)	(.9)	1.4	(1.7)
Included in net income	2.1	4.8	1.6	(2.0)
Settlements, net of purchases**	(1.9)	.6	(1.4)	4.5
Transfers into Level 3.6		(13.6)	2.1	(10.8)
Transfers out of Level 3.1		(4.9)	4.0	(1.9)
End of period	$4.7	$(6.9)	$4.7	$(6.9)

Net unrealized gains (losses) included in net income above relating to derivatives still held at September 30	$1.2	$1.7	$1.3	$(4.0)

** There were no purchases for the three and nine months ended September 30, 2011.

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

Nicor maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$27.5	$50.9	$58.8
Other - noncurrent	.6	8.1	9.5

Liabilities
Other - current	$2.2	$-	$2.2
Other - noncurrent	.4	-	4.5

In addition, the recorded amount of restricted short and long-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2011, December 31, 2010 and September 30, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First

Mortgage Bonds outstanding was approximately $621 million, $554 million and $575 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Derivatives designated as hedging instruments
Assets
Derivative instruments	$.5	$.4	$-
Other - noncurrent	-	1.0	-
	$.5	$1.4	$-

Liabilities
Derivative instruments	$15.9	$2.2	$3.4
Other - noncurrent	.1	3.2	7.7
	$16.0	$5.4	$11.1

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$49.1	$48.7	$70.4
Other - noncurrent	12.0	17.2	23.0
	$61.1	$65.9	$93.4

Liabilities
Derivative instruments	$64.4	$80.7	$112.5
Other - noncurrent	7.0	16.1	23.5
	$71.4	$96.8	$136.0

Volumes.  As of September 30, 2011, December 31, 2010 and September 30, 2010, Nicor Gas held outstanding derivative contracts of approximately 30 Bcf, 49 Bcf and 48 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning as long as three years.  Commodity price-risk exposure arising from Nicor Enerchange’s activities and Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net short position of 4.5 Bcf, 3.9 Bcf and 3.0 Bcf as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The above volumes exclude contracts such as variable-priced contracts and basis swaps, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at September 30, 2011, December 31, 2010 and September 30, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012.

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

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Pretax loss recognized in other comprehensive income	$10.8	$5.8	$14.1	$13.1

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
Location	2011	2010	2011	2010
Operating revenues	$-	$.1	$1.4	$1.1
Operating and maintenance	.3	.5	.8	1.1
	$.3	$.6	$2.2	$2.2

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011, December 31, 2010 and September 30, 2010, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use and for utility-bill management products sold by Nicor’s other energy ventures span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at September 30, 2011, December 31, 2010 and September 30, 2010 was $2.2 million ($1.3 million after taxes), $2.0 million ($1.2 million after taxes) and $4.2 million ($2.5 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

The amounts deferred in accumulated other comprehensive income for the forward-starting interest rate swaps will be amortized to interest expense upon the issuance of long-term fixed-rate debt.  The total pretax loss deferred in accumulated other comprehensive income relating to the interest rate swaps at September 30, 2011, December 31, 2010 and September 30, 2010 was $13.7 million ($8.1 million after taxes), $2.2 million ($1.3 million after taxes) and $7.5 million ($4.5 million after taxes), respectively.

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

	Three months ended September 30		Nine months ended September 30
Location	2011	2010	2011	2010
Operating revenues	$4.5	$5.3	$.3	$3.9
Operating and maintenance	(.3)	(.3)	(.4)	(1.0)
	$4.2	$5.0	$(.1)	$2.9

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the three and nine months ended September 30, 2011 were $29.0 million and $32.6 million, respectively, and $47.5 million and $121.6 million, respectively, for the same periods in 2010.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2011, December 31, 2010 and September 30, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $17 million, $12 million and $17 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $17 million, $11 million and $16 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended September 30
Service cost	$2.4	$2.4	$.6	$.6
Interest cost	4.1	4.0	3.1	3.0
Expected return on plan assets	(7.7)	(7.2)	-	-
Recognized net actuarial loss	2.5	3.0	1.5	1.0
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$1.4	$2.3	$5.2	$4.6

Nine months ended September 30
Service cost	$7.4	$7.3	$1.8	$1.7
Interest cost	12.3	12.0	9.2	8.9
Expected return on plan assets	(23.3)	(21.7)	-	-
Recognized net actuarial loss	7.3	8.9	4.5	3.1
Amortization of prior service cost	.3	.3	.1	.1
Net benefit cost	$4.0	$6.8	$15.6	$13.8

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

10.	EQUITY INVESTMENT INCOME, NET

Equity investment income includes investment income from Triton of $3.8 million and $11.2 million for the three and nine months ended September 30, 2011, respectively, and $1.5 million and $4.7 million, respectively, for the same periods in 2010.  Nicor received cash distributions from equity investees for the three and nine months ended September 30, 2011 of $4.3 million and $12.5 million, respectively, and $6.1 million and $14.0 million, respectively, for the same periods in 2010.

11.	COMPREHENSIVE INCOME

Total comprehensive income (loss) is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Net income	$5.7	$13.6	$70.1	$98.3
Other comprehensive loss, after tax	(6.0)	(3.0)	(6.4)	(6.4)
Total comprehensive income (loss)	$(.3)	$10.6	$63.7	$91.9

Other comprehensive loss consists primarily of net gains and losses from derivative financial instruments accounted for as cash flow hedges and gains and losses from postretirement benefits.

12.	BUSINESS SEGMENT INFORMATION

Financial data by reportable segment is as follows (in millions):

Nicor Inc.
Business Segments - Financial Data
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Gas distribution
Operating revenues
External customers	$235.4	$229.0	$1,485.7	$1,571.3
Intersegment	4.5	4.5	28.9	30.5
	$239.9	$233.5	$1,514.6	$1,601.8

Operating income	$21.3	$20.9	$115.1	$141.5

Shipping
Operating revenues
External customers	$78.4	$83.9	$239.1	$253.4
Intersegment	-	-	-	-
	$78.4	$83.9	$239.1	$253.4

Operating income (loss)	$(3.7)	$3.6	$(5.2)	$7.3

Other Energy Ventures
Wholesale marketing
Operating revenues
External customers	$1.6	$7.1	$12.8	$20.5
Intersegment	.7	1.1	8.4	9.3
	$2.3	$8.2	$21.2	$29.8

Operating income (loss)	$(4.7)	$.7	$(.1)	$8.1

Other
Operating revenues
External customers	$33.0	$32.5	$124.8	$125.8
Intersegment	.5	.5	1.3	1.6
	$33.5	$33.0	$126.1	$127.4

Operating income	$6.4	$6.4	$15.7	$14.8

Corporate and eliminations
Operating revenues
External customers	$-	$-	$-	$-
Intersegment	(5.7)	(6.1)	(38.6)	(41.4)
	$(5.7)	$(6.1)	$(38.6)	$(41.4)

Operating loss	$(1.0)	$(1.2)	$(6.2)	$(1.9)

Consolidated
Operating revenues
External customers	$348.4	$352.5	$1,862.4	$1,971.0
Intersegment	-	-	-	-
	$348.4	$352.5	$1,862.4	$1,971.0

Operating income	$18.3	$30.4	$119.3	$169.8

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

Costs (benefits) associated with Nicor’s other energy ventures’ utility-bill management contracts attributable to variances from normal weather for the three and nine months ended September 30, 2011 were $0.3 million and $2.6 million, respectively, and $(0.1) million and $0.3 million, respectively, for the same periods in 2010.  The weather impact of these contracts generally serves to partially offset the gas distribution segment’s weather risk.  This cost (benefit) is recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  Additionally, operating income of corporate and eliminations includes merger transaction costs of approximately $0.4 million and $2.8 million, respectively, for the three and nine months ended September 30, 2011.

13.	REGULATORY MATTERS

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period that began June 2011.

SNG plant legislation.  Nicor Gas signed an agreement in the third quarter of 2011 to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015.  The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois.  The project is expected to be financed by the counterparty with external debt and equity.  In addition, the final price of the SNG may exceed market prices and is dependent upon a variety of factors, including plant construction costs, and is not estimable.  However, this agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore the company expects to recover such costs.  Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, the company’s obligation is not certain at this time.  While the purchase agreement is a variable interest in the counterparty, Nicor Gas has concluded, based on a qualitative evaluation, that it is not the primary beneficiary required to consolidate the counterparty.  No amount has been recognized on Nicor’s balance sheet in connection with the purchase agreement.

On October 11, 2011, the IPA approved the form of a draft 30-year contract for the purchase of 20 Bcf per year of SNG from a second proposed plant.  The draft contract approved by the IPA has been submitted to the ICC for further approvals by that regulatory body.  The ICC is expected to approve a final form of contract for the second plant in 2012.

14.	GUARANTEES AND INDEMNITIES

Nicor and certain subsidiaries enter into various financial and performance guarantees and indemnities providing assurance to third parties.

Financial guarantees.  TEL has an obligation to restore to zero any deficit in its equity account for income tax purposes in the unlikely event that Triton is liquidated and a deficit balance remains.  This obligation continues for the life of the Triton partnerships and any payment is effectively limited to the assets of TEL, which were zero at September 30, 2011.  Nicor believes the likelihood of any such payment by TEL is remote.  No liability has been recorded for this obligation.

Performance guarantees.  Directly or through a subsidiary, Nicor Services markets product warranty contracts that provide for the repair of heating, ventilation and air conditioning equipment, natural gas lines and other appliances within homes.  Revenues from these product warranty contracts are recognized ratably over the coverage period, and related repair costs are charged to expense as incurred.  Repair expenses of $3.2 million and $9.1 million were incurred in the three and nine months ended September 30, 2011, respectively, and $2.7 million and $7.5 million, respectively, for the same periods in 2010.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007, and it reaffirmed this position in rebuttal testimony submitted in April 2011.  The staff of the ICC, IAGO and CUB submitted direct testimony to the ICC in April 2009 and rebuttal testimony in October

2011.  In rebuttal testimony, the staff of the ICC, IAOG and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2011.

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

Mercury.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer, subject to certain limitations.  The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC.  In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act.  The suit was filed in the United States District Court for the Northern District of Illinois.  In September 2011, Nicor Gas and ComEd entered into a settlement with the MWRDGC addressing the appropriate level of cleanup for this former manufactured gas plant site and the lawsuit has been dismissed.

As of September 30, 2011, the company had recorded a liability in connection with these matters of $52.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers.  Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed against Nicor Services and Nicor Gas, and in one case against Nicor.  In September 2011, the three cases were consolidated into a single class action pending in state court in Cook County, Illinois.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased the Gas Line Comfort Guard product from Nicor Services.  In the consolidated action, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of this matter or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Net income and diluted earnings per common share are presented below (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Net income	$5.7	$13.6	$70.1	$98.3

Diluted earnings per common share	$.12	$.30	$1.52	$2.15

When comparing results for the three and nine months ended September 30, 2011 to 2010, net income and diluted earnings per common share for 2010 include a $1.3 million pretax reduction ($.02 per share) to the company’s previously established reserve for its mercury inspection and repair program.  Comparisons of the three months ended results (excluding the effect of the mercury-related reserve adjustment) reflect higher operating income in the company’s gas distribution business, higher equity investment income and lower interest expense, which were more than offset by lower operating results in the company’s shipping and other energy-related businesses and a higher effective income tax rate.  Comparisons of the nine months ended results (excluding the effect of the mercury-related reserve adjustment) reflect lower operating results in the company’s gas distribution, shipping, other energy-related businesses and corporate and a higher effective income tax rate, partially offset by higher equity investment income and lower interest expense.

Proposed merger with AGL Resources.  In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the fourth quarter of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

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

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The ICC has eleven months to act upon the application, with their statutory deadline for action being December 16, 2011.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding submitted testimony and legal briefs, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  On September 29, 2011, the ALJ assigned by the ICC to preside over the proceeding issued a proposed order recommending approval of the proposed merger.  The ALJ also recommended imposing the condition that Nicor Gas no longer be permitted to provide sales solicitation for Nicor Services’ warranty products.  On October 13, 2011, briefs were filed to comment on the proposed order.  Testimony and legal briefs of the parties and the ALJ’s proposed order are available on the ICC’s website.  In ruling on the merger application, the ICC may accept, modify or reject the proposed order recommended by the ALJ.

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

For the three and nine months ended September 30, 2011, the company has incurred and expensed approximately $0.4 million and $2.8 million, respectively, of merger transaction costs.  These amounts do not include the cost of company personnel participating in efforts to develop integration plans for the combined entity which are included in operating expenses of the respective companies.  No other adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period that began June 2011.

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

Operating income.  Operating income (loss) by the company’s major businesses is presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Gas distribution	$21.3	$20.9	$115.1	$141.5
Shipping	(3.7)	3.6	(5.2)	7.3
Other energy ventures	1.7	7.1	15.6	22.9
Corporate and eliminations	(1.0)	(1.2)	(6.2)	(1.9)
	$18.3	$30.4	$119.3	$169.8

The following summarizes operating income (loss) comparisons by the company’s major businesses:

▪
Gas distribution operating income increased $0.4 million for the three months ended September 30, 2011 compared to the prior year due to lower operating and maintenance expense ($14.2 million decrease), partially offset by lower gas distribution margin ($11.2 million decrease), the absence of a favorable mercury-related reserve adjustment recorded in 2010 ($1.3 million) and higher depreciation expense ($1.2 million increase).

Gas distribution operating income decreased $26.4 million for the nine months ended September 30, 2011 compared to the prior year due primarily to lower gas distribution margin ($28.1 million decrease), higher depreciation expense ($3.5 million increase) and the absence of a favorable mercury-related reserve adjustment recorded in 2010 ($1.3 million), partially offset by lower operating and maintenance expense ($7.1 million decrease).

▪
Shipping operating results decreased $7.3 million for the three months ended September 30, 2011 compared to the prior year due to lower operating revenues ($5.5 million decrease) and higher operating expenses ($1.8 million increase).  Lower operating revenues were due to lower volumes shipped, partially offset by higher average rates.  Higher operating expenses include higher transportation-related costs.

Shipping operating results decreased $12.5 million for the nine months ended September 30, 2011 compared to the prior year due to lower operating revenues ($14.3 million decrease), which were partially offset by lower operating expenses ($1.8 million decrease).  Lower operating revenues were due to lower volumes shipped, partially offset by higher average rates.  Operating expenses were lower due primarily to higher property and equipment sale gains, lower transportation-related costs and lower charter costs.

▪
Nicor’s other energy ventures operating income decreased $5.4 million for the three months ended September 30, 2011 compared to the prior year due to lower operating results at Nicor’s wholesale natural gas marketing business, Nicor Enerchange ($5.4 million decrease).  Lower operating results at Nicor Enerchange was due to unfavorable costing of physical sales activity.

Nicor’s other energy ventures operating income decreased $7.3 million for the nine months ended September 30, 2011 compared to the prior year due primarily to lower operating income at Nicor Enerchange ($8.2 million decrease), partially offset by higher operating income at Nicor’s energy-related products and services businesses ($1.7 million increase).  Lower operating income at Nicor Enerchange was due primarily to unfavorable costing of physical sales activity.  Higher operating income at Nicor’s energy-related products and services businesses was due to lower operating expenses ($3.1 million decrease), partially offset by lower operating revenues ($1.4 million decrease).

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

▪
Corporate and eliminations operating results increased $0.2 million for the three months ended September 30, 2011 compared to the prior year due to the absence of a payment of an indemnity claim of a former officer in 2010 ($0.8 million), partially offset by current year merger transaction costs ($0.4 million).

Corporate and eliminations operating results decreased $4.3 million for the nine months ended September 30, 2011 compared to the prior year due to current year merger transaction costs ($2.8 million) and higher costs of a natural weather hedge associated with the utility-bill management products offered by Nicor’s energy-related product and services businesses ($2.3 million increase), partially offset by the absence of a payment of an indemnity claim of a former officer in 2010 ($0.8 million).  The company recorded $2.6 million of costs associated with the natural weather hedge during the nine months ended September 30, 2011, compared to $0.3 million of costs recorded in the same period in 2010. Benefits or costs resulting from variances from normal weather related to these products are recorded primarily at the corporate level as a result of an agreement between the parent company and certain of its subsidiaries.  The weather impact of these contracts generally serves to partially offset the gas distribution business’ weather risk.  The amount of the offset attributable to the utility-bill management products marketed by Nicor’s other energy ventures will vary depending upon a number of factors including the time of year, weather patterns, the number of customers for these products and the market price for natural gas.

RESULTS OF OPERATIONS

Details of various financial and operating information by major business can be found in the tables throughout this review.  The following discussion summarizes the major items impacting Nicor’s operating income.

Operating revenues.  Operating revenues by the company’s major businesses are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Gas distribution	$239.9	$233.5	$1,514.6	$1,601.8
Shipping	78.4	83.9	239.1	253.4
Other energy ventures	35.8	41.2	147.3	157.2
Corporate and eliminations	(5.7)	(6.1)	(38.6)	(41.4)
	$348.4	$352.5	$1,862.4	$1,971.0

Gas distribution operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and cost recovery riders which are generally offset by operating and maintenance expense with no impact on operating income.  Gas distribution operating revenues increased $6.4 million for the three months ended September 30, 2011 compared to the prior year and includes higher natural gas costs (approximately $10 million increase), the impact of colder weather (approximately $5 million increase) and lower revenue from cost recovery riders ($13.8 million decrease).

Gas distribution operating revenues decreased $87.2 million for the nine months ended September 30, 2011 compared to the prior year due to lower natural gas costs (approximately $145 million decrease) and lower revenue from cost recovery riders ($37.8 million decrease), partially offset by the impact of colder weather (approximately $75 million increase).

Shipping operating revenues decreased $5.5 million and $14.3 million for the three and nine months ended September 30, 2011, respectively, compared to the corresponding prior year periods due to lower volumes shipped ($11.9 million and $34.0 million decreases, respectively), partially offset by higher average rates ($6.4 million and $19.7 million increases, respectively).  Volumes shipped were adversely impacted by the continued economic slowdown and increased competition.  Higher average rates were due primarily to an increase in both cost-recovery surcharges for fuel and base rates.

Nicor’s other energy ventures operating revenues decreased $5.4 million for the three months ended September 30, 2011 compared to the prior year due to lower operating revenues at Nicor Enerchange ($5.8 million decrease).  Lower operating revenues at Nicor Enerchange were due to unfavorable costing of physical sales activity.

Nicor’s other energy ventures operating revenues decreased $9.9 million for the nine months ended September 30, 2011 compared to the prior year due to lower operating revenues at Nicor Enerchange ($8.5 million decrease) and at Nicor’s energy-related products and services businesses ($1.4 million decrease).  Lower operating revenues at Nicor Enerchange were due primarily to unfavorable costing of physical sales activity.  Lower operating revenues at Nicor’s energy-related products and services businesses were due to lower average revenue per utility-bill management contract attributable to lower average natural gas prices, partially offset by higher average contract volumes.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Gas distribution revenues	$239.9	$233.5	$1,514.6	$1,601.8
Cost of gas	(92.9)	(75.5)	(914.7)	(982.3)
Revenue tax expense	(14.0)	(13.8)	(118.7)	(110.2)
Gas distribution margin	$133.0	$144.2	$481.2	$509.3

Gas distribution margin decreased $11.2 million for the three months ended September 30, 2011 compared to the prior year.  Gas distribution margin includes the revenue from the riders noted above which totaled $(1.6) million and $12.2 million for the three months ended September 30, 2011 and 2010, respectively.  Gas distribution margin excluding those riders increased $2.6 million for the three months ended September 30, 2011 compared to the prior year due primarily to higher power generation revenue ($2.5 million increase).  Gas distribution margin decreased $28.1 million for the nine months ended September 30, 2011 compared to the prior year.  Revenue from the riders noted above totaled $0.3 million and $38.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Gas distribution margin excluding those riders increased $9.7 million for the nine months ended September 30, 2011 compared to the prior year due primarily to the impact of colder weather (approximately $9 million increase).

Gas distribution operating and maintenance expense.  Gas distribution operating and maintenance expense decreased $14.2 million for the three months ended September 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $13.8 million for the three months ended September 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense decreased $0.4 million for the three months ended September 30, 2011 compared to the prior year due to lower bad debt expense ($1.0 million decrease).  Total bad debt expense, including the impact of the bad debt rider, for the three months ended September 30, 2011 was $0.8 million compared to $18.5 million in the prior year.  Bad debt expense in 2011 and 2010 includes $7.8 million and $8.8 million, respectively, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(7.0) million and $9.7 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.

Gas distribution operating and maintenance expense decreased $7.1 million for the nine months ended September 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $37.8 million for the nine months ended September 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $30.7 million for the nine months ended September 30, 2011 compared to the prior year due primarily to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower bad debt expense ($1.2 million decrease).  Total bad debt expense, including the impact of the bad debt rider, for the nine months ended September 30, 2011 was $35.5 million compared to $37.2 million in the prior year.  Bad debt expense in 2011 and 2010 includes $44.9 million and $46.1 million, respectively, based on gas distribution revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $(9.4) million and $22.8 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 also includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009.

Other gas distribution operating expenses.  In the third quarter of 2010, the company recorded a favorable reserve adjustment of $1.3 million associated with the company’s mercury inspection and repair program.

Shipping operating expenses.  Shipping operating expenses increased $1.8 million for the three months ended September 30, 2011 compared to the prior year and includes higher transportation-related costs ($0.9 million increase, attributable to higher fuel prices, partially offset by lower volumes shipped).  Shipping operating expenses decreased $1.8 million for the nine months ended September 30, 2011 compared to the prior year due primarily to higher property and equipment sale gains ($0.9 million increase), lower transportation-related costs ($0.4 million decrease, attributable to lower volumes shipped, partially offset by higher fuel prices) and lower charter costs ($0.4 million decrease).

Other energy ventures operating expenses.  Other energy ventures operating expenses decreased $2.6 million for the nine months ended September 30, 2011 compared to the prior year due to a decrease in operating expenses at Nicor’s energy-related products and services businesses ($3.1 million decrease) attributable to lower average cost per utility-bill management contract resulting from lower average natural gas prices.

Interest expense.  Interest expense decreased $1.2 million for the three months ended September 30, 2011 compared to the prior year due primarily to lower average interest rates.  Interest expense decreased $4.3 million for the nine months ended September 30, 2011 compared to the prior year due primarily to lower average interest rates and an interest refund related to income tax matters.  Lower average interest rates were due to the February 2011 refinancing of $75 million First Mortgage Bonds.

Net equity investment income.  Net equity investment income increased $2.8 million and $6.9 million, respectively, for the three and nine months ended September 30, 2011 compared to the corresponding prior year periods due primarily to an increase in income from the company’s investment in Triton ($2.3 million and $6.5 million increases, respectively).

Income tax expense.  In 2006, the company reorganized certain shipping and related operations.  The reorganization allows the company to take advantage of certain provisions of the Jobs Act that provide the opportunity for tax savings subsequent to the date of the reorganization.  Generally, to the extent foreign shipping earnings are not repatriated to the United States, such earnings are not expected to be subject to current taxation.  In addition, to the extent such earnings are determined to be indefinitely reinvested offshore, no deferred income tax expense would be recorded by the company.  For the three months ended September 30, 2011 and 2010, an income tax benefit (expense) has not been recognized (provided) on approximately $6 million and $(1) million, respectively, of foreign company shipping losses (earnings).  For the nine months ended September 30, 2011, an income tax benefit has not been recognized on approximately $14 million of foreign company shipping losses.  There were no significant untaxed foreign company shipping earnings for the nine months ended September 30, 2010.  As of September 30, 2011, Nicor has not recorded deferred income taxes of approximately $54 million on approximately $156 million of cumulative undistributed foreign earnings.

The effective income tax rate for the three months ended September 30, 2011 increased to 61.0 percent from 39.9 percent in the prior year.  The effective income tax rate for both quarters is higher than the expected annual effective income tax rate as it reflects the impact of a reduction in projected annual untaxed foreign shipping earnings identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2011 increased to 35.4 percent from 33.7 percent in the prior year.  The higher effective income tax rate for the nine months ended September 30, 2011 is due primarily to lower forecasted annual untaxed foreign shipping earnings and an increase to the Illinois state income tax rate, partially offset by an adjustment to reduce certain state income tax liabilities in the first quarter of 2011 and lower forecasted annual pretax income.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Nicor Inc.
Gas Distribution Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenues (millions)
Sales
Residential	$141.8	$141.2	$964.9	$1,036.6
Commercial	34.7	32.6	242.9	258.6
Industrial	3.5	3.3	28.7	29.4
	180.0	177.1	1,236.5	1,324.6
Transportation
Residential	8.7	9.5	32.0	33.8
Commercial	14.0	14.3	55.0	54.1
Industrial	11.5	11.2	32.0	30.8
Other	.1	-	2.1	1.4
	34.3	35.0	121.1	120.1
Other revenues
Revenue taxes	14.4	14.0	120.7	111.8
Environmental cost recovery	1.1	.9	8.7	9.0
Chicago Hub	.3	.9	1.6	3.0
Other	9.8	5.6	26.0	33.3
	25.6	21.4	157.0	157.1
	$239.9	$233.5	$1,514.6	$1,601.8
Deliveries (Bcf)
Sales
Residential	12.5	11.6	136.3	122.5
Commercial	3.7	3.3	36.0	32.7
Industrial	.4	.5	4.7	4.1
	16.6	15.4	177.0	159.3
Transportation
Residential	1.5	1.4	15.8	15.0
Commercial	9.5	9.5	60.9	57.0
Industrial	25.2	25.7	80.0	77.5
	36.2	36.6	156.7	149.5
	52.8	52.0	333.7	308.8
Customers at end of period (thousands)
Sales
Residential	1,785	1,769
Commercial	132	129
Industrial	8	8
	1,925	1,906
Transportation
Residential	199	207
Commercial	46	47
Industrial	4	5
	249	259
	2,174	2,165

Other statistics
Degree days	128	58	4,082	3,547
Colder (warmer) than normal (1)	110%	(5)%	14%	(1)%
Average gas cost per Mcf sold	$5.44	$4.70	$5.05	$6.03

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year.

Shipping Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

TEUs shipped (thousands)	35.6	41.5	110.5	127.6
Revenue per TEU	$2,200	$2,017	$2,164	$1,985
At end of period
Ports served	25	25
Vessels operated	15	14

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

Net cash flow provided from operating activities increased $17.3 million for the nine months ended September 30, 2011 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of changes in natural gas prices and include:
▪	an increase of approximately $35 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments.
▪	an increase of approximately $29 million from higher cash used to pay accounts payable balances in the prior year;
▪	a decrease of approximately $48 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider;

Investing activities.  Net cash flow used for investing activities increased $24.5 million for the nine months ended September 30, 2011 compared to the prior year due to an increase of $39 million in capital expenditures related to the development of a natural gas storage facility by Central Valley.

Shipping’s 2011 capital budget was approximately $26 million.  The company has revised its budget and now expects it to be approximately $10 million.  This reduction in capital expenditures relates primarily to the timing of planned expenditures.

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

Nicor held forward-starting interest rate swaps with a notional totaling $90 million at September 30, 2011, December 31, 2010 and September 30, 2010.  The swaps hedge the risk associated with the interest payments attributable to the probable issuance of long-term fixed-rate debt in 2012 intended to finance the development of a natural gas storage facility.  Under the terms of the swaps, Nicor agrees to pay a fixed swap rate and receive a floating rate based on LIBOR.

The company believes it is in compliance with all debt covenants.  Nicor’s long-term debt agreements do not include rating triggers or material adverse change provisions.

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $312.6 million, $425.0 million and $373.3 million of commercial paper borrowings outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Commercial paper borrowing levels are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Maximum borrowing	$323.0	$381.8	$425.0	$494.0
Minimum borrowing	18.0	71.0	-	-
Average borrowing	144.3	194.3	157.1	213.2

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

On October 24, 2011, in preparation for the proposed merger with AGL Resources, Nicor's board of directors approved the suspension of the Automatic Dividend Reinvestment and Stock Purchase program, effective November 1, 2011.

Dividends.  Nicor maintained its quarterly common stock dividend rate of $0.465 per common share during the nine months ended September 30, 2011.  This quarterly dividend rate was also applicable in 2010.  The company paid dividends on its common stock of approximately $64 million for the nine months ended September 30, 2011 and 2010.  Pursuant to the Merger Agreement, Nicor is restricted from paying a dividend in excess of $0.465 per share in any quarter.  Other than the Merger Agreement, Nicor currently has no contractual or regulatory restrictions on the payment of dividends.

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

Nicor is also participating in a natural gas storage development joint venture known as Sawgrass Storage. In July 2011, Sawgrass Storage applied for a Certificate of Public Convenience and Necessity with the FERC to construct and operate a natural gas storage facility located near Monroe, Louisiana.  Under its plan, Sawgrass Storage would initially provide 30 Bcf of working natural gas capacity offering flexible services at market-based rates.  Sawgrass plans to initiate construction activity in 2012, subject to certain conditions, including receiving all the requisite permits and approvals, with firm storage services commencing in 2013.

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties intervened in the proceeding (the “operating agreement proceeding”) and sought modifications on a prospective basis to the operating agreement.  Among other things, those parties sought changes that would preclude Nicor Gas from continuing to provide sales solicitation services to support warranty products that are sold by Nicor Services.  Nicor Gas has opposed this modification to the operating agreement.  If this proposed modification is approved by the ICC, it would require changes in the way Nicor Services solicits customers for its warranty products and could adversely impact the future profitability of these products.  As the ICC is required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding determined to address the matters raised in the operating agreement proceeding in the merger proceeding.  On September 29, 2011, the ALJ issued a proposed order in the merger proceeding that recommends the

ICC approve the merger between AGL Resources and Nicor.  In that proposed order, the ALJ recommends that the operating agreement be modified to preclude Nicor Gas from continuing to provide sales solicitation for Nicor Services’ warranty products.

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

SNG Plant Legislation.  In the third quarter of 2011, the governor of Illinois signed legislation regarding two proposed SNG plants.  The new laws require Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2012, 2014 and 2016, or (b) purchase SNG from the plants under long-term contracts at prices that may exceed the market price of natural gas.  The new laws provide that prices paid by the utilities for SNG purchased from the plants under approved contracts are to be considered prudent and not subject to review or disallowance by the ICC.  On September 30, 2011, Nicor Gas and another Illinois gas utility each entered into a 10-year contract for the purchase of a portion of the intended 60 Bcf per year output of one of the two proposed plants.  Those contracts were approved by the IPA, as provided for in the legislation.  Per the terms of the contract, beginning as early as 2015, Nicor Gas will be required to purchase approximately 25 Bcf of SNG annually.  The final pricing is dependent upon a variety of factors and is not estimable.  Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, the company’s obligation is not certain at this time.

On October 11, 2011, the IPA approved the form of a draft 30-year contract for the purchase of SNG from the second proposed plant.  The draft contract approved by the IPA has been submitted to the ICC for further approvals by that regulatory body as provided in the legislation.  The ICC is expected to approve a final form of contract for the second plant in 2012.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately

$6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007, and it reaffirmed this position in rebuttal testimony submitted in April 2011.  The staff of the ICC, IAGO and CUB submitted direct testimony to the ICC in April 2009 and rebuttal testimony in October 2011.  In rebuttal testimony, the staff of the ICC, IAOG and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2011.

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

Specifically with respect to the proposed merger between Nicor and AGL Resources, Nicor’s expectations are subject to future events, risks and uncertainties, and there are several factors – many beyond the company’s control – that could cause results to differ significantly from its expectations.  Such events, risks and uncertainties include, but are not limited to:

▪	the possibility that the company’s business may suffer as a result of the uncertainty surrounding the merger;

▪	the possibility that AGL Resources and Nicor will not receive the regulatory approvals required to complete the merger or that the merger will not be consummated for other reasons;

▪	the possibility that the company may not be able to maintain relationships with its employees, suppliers, or customers as a result of the uncertainty surrounding the merger; and

▪	the possibility that the Merger Agreement will be terminated under circumstances in which the company would incur termination payment obligations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In 2001, Nicor announced a $50 million common stock repurchase program, under which Nicor may purchase its common stock as market conditions permit through open market transactions and to the extent cash flow is available after other cash needs and investment opportunities.  There have been no repurchases under this program since 2002.  As of September 30, 2011, $21.5 million remained authorized for the repurchase of common stock.

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

Nicor Inc.

November 1, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)